Form 10-Q
period 2000-03-31
VYYO INC
filed 2000-05-05
CIK 1104730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended MARCH 31, 2000

                                            or

         (    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ____________

                         Commission File Number 0-30189

                                    VYYO INC.
                                    ---------
             (Exact name of registrant as specified in its charter)

          Delaware                                  94-3241270
          --------                                  ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California      95014
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (408) 863-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

As of May 2, 2000, there were 35,612,099 shares of Common Stock ($0.0001 par value) outstanding.

                                      INDEX

                                    VYYO INC.


                                                                                               Page No.
                                                                                               --------
PART I. FINANCIAL INFORMATION

---------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets-March 31, 2000
          and December 31, 1999.................................................................3

         Condensed consolidated statements of operations-quarter
          ended March 31, 2000 and 1999.........................................................4

         Condensed consolidated statements of cash flows-quarter
          ended March 31, 2000 and 1999.........................................................5

         Notes to condensed consolidated financial statements-
          March 31, 2000........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................22

PART II.  OTHER INFORMATION

-----------------------------

Item 1. Legal Proceedings......................................................................23

Item 2. Changes in Securities and Use of Proceeds..............................................23

Item 3. Defaults upon Senior Securities........................................................23

Item 4. Submission of Matters to a Vote of Security Holders....................................23

Item 5. Other Information .....................................................................24

Item 6. Exhibits and Reports on Form 8-K.......................................................24

SIGNATURE......................................................................................25

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    VYYO INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   December 31,                    March 31,
                                                                       1999                          2000
                                                                   ------------                   ----------
                                                                     (Note 1)                     (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $ 5,036                      $   3,558
Accounts receivable, net                                                       583                            919
Inventory                                                                    1,132                          1,389
Other current assets                                                           517                            520
                                                                -------------------           --------------------
  Total current assets                                                       7,268                          6,386

Property and equipment, net                                                  1,095                          1,547

Other assets                                                                     -                          1,600
                                                                -------------------           --------------------
                                                                           $ 8,363                      $   9,533
                                                                ===================           ====================


LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Short term obligations                                                  $    2,371                      $   2,339
Accounts payable                                                               895                          2,195
Accrued liabilities                                                          3,153                          6,255
Deferred income                                                                639                            663
                                                                -------------------           --------------------
  Total current liabilities                                                  7,058                         11,452

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Common and convertible preferred stock                                      81,781                         91,917
Notes receivable from stockholders                                            (920)                          (325)
Deferred stock compensation                                                (13,400)                       (16,100)
Accumulated deficit                                                        (66,156)                       (77,411)
                                                                -------------------           --------------------
  Total stockholders' equity (net capital deficiency)                        1,305                         (1,919)
                                                                -------------------           --------------------
                                                                         $   8,363                     $    9,533
                                                                ===================           ====================




See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   VYYO INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            Three                   Three
                                                                         Months Ended           Months Ended
                                                                           March 31,               March 31,
                                                                              1999                   2000
                                                                         --------------         -------------
Net revenues                                                                 $       942            $     1,841
Cost of revenues                                                                     864                  1,392
                                                                      -------------------     ------------------

Gross profit                                                                          78                    449


OPERATING EXPENSES
Research and development                                                             785                  1,903
Sales and marketing                                                                  378                  1,450
General and administrative                                                           429                  1,783
Amortization of deferred compensation                                                  -                  6,500
                                                                      -------------------     ------------------
                                                                                   1,592                 11,636
                                                                      -------------------     ------------------

Operating loss                                                                    (1,514)               (11,187)

Other expense, net                                                                  (198)                   (68)
                                                                      -------------------     ------------------

Net loss                                                                     $    (1,712)           $   (11,255)
                                                                      ===================     ==================

Earnings Per Share:
  Basic and diluted                                                          $     (0.63)           $     (0.48)
                                                                      ===================     ==================

  Shares used in per share computation - basic and diluted                         2,719                 23,312
                                                                      ===================     ==================





See Notes to Condensed Consolidated Financial Statements

                                    VYYO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Three                  Three
                                                                        Months Ended           Months Ended
                                                                          March 31,              March 31,
                                                                            1999                   2000
                                                                       -------------           ------------
OPERATING ACTIVITIES:

Net loss for the period                                                     $    (1,712)          $   (11,255)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                     110                   148
  Amortization of deferred stock compensation                                         -                 6,500
  Changes in operating assets and liabilities:
    Accounts receivable                                                              77                  (336)
    Inventory                                                                       476                  (257)
    Other assets                                                                     41                (1,603)
    Accounts payable                                                               (168)                1,300
    Accrued liabilities                                                             311                 3,102
    Deferred income                                                                 (24)                   24
                                                                     -------------------    ------------------

Net cash used in operating activities                                              (889)               (2,377)
                                                                     -------------------    ------------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (30)                 (600)

FINANCING ACTIVITIES:
Repayment of short term obligations                                                (115)                  (32)
Proceeds from short term obligations                                                100                     -
Proceeds from loans from stockholder                                              1,134                     -
Proceeds from stockholder note                                                        -                   920
Issuance of common stock for cash                                                     -                   611
                                                                     -------------------    ------------------

Net cash provided by financing activities                                         1,119                 1,499
                                                                     -------------------    ------------------

Decrease in cash and cash equivalents                                               200                (1,478)
Cash and cash equivalents at beginning of period                                    131                 5,036
                                                                     -------------------    ------------------
Cash and cash equivalents at end of period                                    $     331            $    3,558
                                                                     ===================    ==================





See Notes to Condensed Consolidated Financial Statements

                                    VYYO INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. ("Vyyo" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 (File No. 333-96129), filed with the Securities and Exchange Commission.

NET REVENUES:

Net revenues include product revenue and in the three months ended March 31, 2000, also include $240,000 of technology development revenues. Sales to a related party, ADC Telecommunications, Inc., for the three months ended March 31, 2000, amounted to $1,277,000.

2.  INVENTORY

Inventory is comprised of the following (in thousands):

                                                                December 31,            March 31,
                                                                    1999                  2000
                                                            ------------------     ------------------
                           Raw material                             $   631               $    599
                           Work in process                              351                    684
                           Finished goods                               150                    106
                                                            ------------------     ------------------
                                                                   $  1,132              $   1,389
                                                            ==================     ==================

3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):


                                                           December 31,                 March 31,
                                                               1999                        2000
                                                            ---------                    ---------
                           Compensation and benefits         $  1,192                    $   2,127
                           Warranty                               475                          563
                           Withholding tax                        370                          365
                           Accrued IPO expenses                     -                        1,537
                           Other                                1,116                        1,663
                                                            ---------                    ---------
                                                            $   3,153                    $   6,255
                                                            =========                    =========

4.  NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. The Company is currently in the process of assessing the impact of SAB 101 and expects to complete its assessment prior to June 30, 2000.

5.  INITIAL PUBLIC OFFERING

On April 10, 2000, Vyyo completed an initial public offering of 6,750,000 shares of its common stock in an underwritten public offering at a per share price of $13.50 for net proceeds of approximately $83.1 million after deducting underwriting discounts and commission and estimated issuance costs. Upon the closing of the initial public offering, all of the outstanding Series A, Series B and Series C Preferred Stock were converted into common stock. On May 2, 2000, Vyyo issued an additional 1,012,500 shares pursuant to the underwriters' exercise of the over-allotment option, for additional net proceeds of approximately $12.7 million.

6.  CONTINGENCY - PATENT MATTER

In early 1999, the Company received a written notice from Hybrid Networks, Inc. ("Hybrid"), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of six of Hybrid's issued patents. The Company, with the advice of counsel, believes the patents are invalid or are not infringed by the Company's products. On April 11, 2000, the Company received an additional letter from Hybrid, requesting that the Company review its products in connection with various patents of Hybrid. These patents include the previously identified patents. The Company intends to evaluate the additional patents with the advice of counsel. Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on the Company's operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND THE NOTES THERETO IN PART I, ITEM 1 OF THIS QUARTERLY REPORT AND WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, CONTAINED IN VYYO'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-96129), FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE MATTERS ADDRESSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WITH THE EXCEPTION OF THE HISTORICAL INFORMATION PRESENTED, CONTAIN FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. VYYO'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE HEADING "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOLLOWING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION, AND ELSEWHERE IN THIS REPORT.

OVERVIEW

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $11.3 million for the quarter ended March 31, 2000. As of March 31, 2000, our accumulated deficit was approximately $77.4 million.

We were incorporated in 1996 in Delaware, and succeeded to the business of Vyyo Ltd., formerly PhaseCom Ltd., an Israeli company, under a reorganization. As a result, Vyyo Ltd. became our wholly-owned subsidiary. Prior to our introduction of broadband wireless access systems, we developed and marketed cable broadband communication systems. Our first-generation broadband wireless system was commercially deployed during the first quarter of 1999 for the local multipoint distribution system, or LMDS, and the multichannel multipoint distribution system, or MMDS, frequency bands. Our second-generation, DOCSIS-based, broadband wireless access system was commercially deployed during the first quarter of 2000, for the LMDS and MMDS frequency bands.

RESULTS OF OPERATIONS

NET REVENUES.

         Net revenues include product revenues and, in the first quarter of 2000, technology development revenues. Product revenues are derived primarily from sales of hubs and modems to telecommunications service providers and to system integrators. Product revenues are generally recorded when products are shipped, provided there are no customer acceptance requirements and we have no additional performance obligations. We accrue for estimated sales returns or exchanges and product warranty and liability costs upon recognition of product revenues. Technology development revenues consist of license and development fees under a license and development agreement, and are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. Deferred revenues represent the gross profit on product revenues subject to return or exchange and total payments on technology development not yet recognized.

         Our revenue is concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

         Net revenues increased 95% from $942,000 in the first quarter of 1999 to $1.8 million in the first quarter of 2000. This increase primarily reflects the increase in unit sales of our systems and the technology development activities in the first quarter of 2000. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation DOCSIS-based wireless access system in the fourth quarter of 1999. A substantial portion of our product revenues in the first quarter of 1999 relates to sales of cable modem products that we are no longer developing. The remaining revenues in the first quarter of 1999 relate to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation, DOCSIS-based, wireless access systems in the fourth quarter of 1999. Technology development revenues were $240,000 in the first quarter of 2000. There were no technology development revenues in the first quarter of 1999.

COST OF REVENUES.

         Cost of revenues consists of costs of product revenues. Costs of technology development revenues in the first quarter of 2000, were immaterial. Cost of product revenues consist of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products. Cost of technology development consists of direct labor costs and materials for the engineering efforts related to the technology development arrangement.

         Cost of revenues increased from $864,000 in the first quarter of 1999, to $1.4 million in the first quarter of 2000. These increases were attributable primarily to increased shipments of our products. Gross margins increased from 8% in the first quarter of 1999 to 24% in the first quarter of 2000. The increase in gross margin reflects the cost effectiveness of the second generation DOCSIS-based wireless broadband systems and the impact of technology development revenues. Gross margins in the first quarter of 1999 were negatively affected by the high fixed costs associated with the first generation wireless modem products. We expect that our gross margins will continue to fluctuate.

         Prior to 1997, we participated in several Israeli government research and development incentive programs under which we received research and development participation of approximately $3.7 million. We are obligated to pay royalties at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts of 100% or 150% of the funded amount. As of March 31, 2000, we had repaid or provided for the repayment of grants amounting to $724,000. As we currently intend to gradually decrease the manufacture and sale of products developed within any of the projects funded by the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade or by the Israel-United States Binational Industrial Research and Development Foundation, we believe that the remaining contingent royalty liability is approximately $750,000.

RESEARCH AND DEVELOPMENT EXPENSES.

         Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased from $785,000 in the first quarter of 1999 to $1.9 million in the first quarter of 2000. These increases were due to increased levels of activities and related costs of personnel and facilities. We believe continued significant investment in research and development is essential to our future success and plan on continuing to increase our research and development activities including recruiting and hiring additional personnel and expanding our research and development facility to accommodate the additional personnel, which will result in increased expenses in absolute dollars. Accordingly, we expect that research and development expenses will continue to increase in future periods.

SALES AND MARKETING EXPENSES.

         Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses increased from $378,000 in the first quarter of 1999 to $1.5 million in the first quarter of 2000. The increase in sales and marketing expenses was primarily due to increase in the number of sales and marketing personnel and related activities. We plan to continue to increase our sales and marketing activities, including recruiting and hiring additional senior personnel, which will result in increased expenses in absolute dollars. Accordingly, we expect that sales and marketing expenses will increase in future periods.

 GENERAL AND ADMINISTRATIVE EXPENSES.

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses increased from $429,000 in the first quarter of 1999 to $1.8 million in the first quarter of 2000. We recently hired additional senior management personnel and are planning to expand operational and corporate activities, including support of our operations as a public company. We expect that general and administrative expenses will continue to increase in future periods.

 AMORTIZATION OF DEFERRED STOCK COMPENSATION.

         Deferred stock compensation represents the aggregate differences between the respective exercise price of stock options or purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the underlying options. Amortization expense was $6.5 million in the first quarter of 2000. We currently expect to record amortization of deferred stock compensation expense of approximately $7.8 million in the remainder of 2000, $5.1 million in 2001 and $3.2 million thereafter for options issued through the completion of the initial public offering on May 2, 2000.

 INTEREST INCOME (EXPENSE), NET.

         Interest income (expense) consists of interest earned on cash and cash equivalents offset by interest expense related to bank loans and convertible notes. Net interest expense decreased from $198,000 in the first quarter of 1999 to $68,000 in the first quarter of 2000. Starting with the second quarter of 2000, interest income will increase significantly reflecting the investment of the net proceeds from our initial public offering completed on May 2, 2000.

 INCOME TAXES.

         As of December 31, 1999, we had approximately $19 million of Israeli net operating loss carryforwards and $41 million of United States federal and state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States net operating loss carryforwards expire in various amounts between the years 2004 and 2019. We have provided a full valuation allowance against our United States deferred tax assets, as the future realization of the tax benefit is not sufficiently assured.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded operations primarily through the private placement of our equity securities and borrowings from stockholders and banks. On April 10, 2000, we completed our initial public offering of 6,750,000 shares of common stock at a price of $13.50 per share resulting in net proceeds of approximately $83.1 million. On May 2, 2000, we issued an additional 1,012,500 shares pursuant to the underwriters' exercise of the over-allotment option, for additional net proceeds of approximately $12.7 million. As of March 31, 2000, on a pro forma basis to reflect the 7,762,500 shares offering, we had cash and cash equivalents of $99.4 million.

Cash used by operations include expenditures associated with development activities, marketing efforts, and working capital expansion related to commercialization of our products. In the first quarter of 2000, cash used in operations was $2.4 million comprised of our net loss of $11.3 million, partially offset by a non-cash charge of $6.5 million for deferred stock compensation and other working capital changes of $2.4 million. In the first quarter of 1999, cash used in operations was $889,000 comprised of our net loss of $1.7 million, partially offset by changes in working capital accounts of $823,000.

We have made investments in property and equipment of approximately $600,000 in the first quarter of 2000. Financing activities in the first quarter of 2000, generated $1.5 million, and relate to payment of stockholder note and proceeds from stock option exercises.

As of March 31, 2000, we have a line of credit arrangement with a bank for an aggregate amount of $2.5 million. The loans under this line of credit bear interest at a rate of LIBOR plus 1.5%. Borrowings and bank guarantees under the line of credit were approximately $2.3 million at December 31, 1999 and March 31, 2000. All of the assets of our Israeli subsidiary are subject to fixed and floating liens pursuant to certain loan agreements. This loan will be repaid in the second quarter of 2000.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to devote substantial capital resources to hire and expand our research and development and our sales and marketing organizations, to expand marketing programs and for other general corporate activities. We expect that the cash and investment balances following the completion of the initial public offering will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management expectations. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements, including but not limited to the following risk factors.

WE HAVE A LIMITED OPERATING HISTORY IN THE BROADBAND POINT-TO-MULTIPOINT WIRELESS ACCESS MARKET ON WHICH OUR BUSINESS MAY BE EVALUATED.

         The broadband wireless access market is only beginning to emerge. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation wireless access system in the fourth quarter of 1999. All of our product revenues in 1997 and 1998, and a substantial portion of our product revenues in 1999, relate to sales of cable modem products that we are no longer developing. Virtually all of the remaining revenues in 1999 relate to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation wireless access system in the fourth quarter of that year. Our second generation wireless access system is based on the cable industry's standard set of communications rules, or protocols, that we have adopted for use in wireless applications. Therefore, the success of our business will be entirely dependent upon the success of our wireless products generally, and our new wireless products in particular. We have a very limited operating history in the broadband wireless access market upon which to evaluate our future prospects, and the revenue and income potential of our business and market are unproven. Our limited operating history in this market may limit an investor's ability to evaluate our prospects due to:

         - our limited historical financial data from our wireless products;

         -        our unproven potential to generate profits; and

         - our limited experience in addressing emerging trends that may affect our business.

         As a young company, we face risks and uncertainties relating to our ability to implement our business plan successfully.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $43.6 million in 1999 and approximately $11.3 million in the first quarter of 2000. As of March 31, 2000, our accumulated deficit was approximately $77.4 million. We intend to significantly increase our operating expenses, especially our marketing and selling expenses, and our research and development expenses. However, our revenues may not grow or even continue at their current level. If our revenues do not rapidly increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE.

         Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

         - the uncertain timing and level of market acceptance for our systems;

         - the effectiveness of our system integrator customers in marketing and selling their network systems equipment;

         -        reductions in pricing by us or our competitors;

         - the mix of systems sold by us and the mix of sales channels through which they are sold; and

         - changes in the prices or delays in deliveries of the components we purchase or license.

A delay in the recognition of revenue, even from one customer, may have a significant negative impact on our results of operations for a given period. We have experienced such delays in the past, and our results of operations for those periods were negatively impacted. Also, because only a small portion of our expenses vary with our revenues, if revenue levels for a quarter fall below our expectations, we will not be able to timely adjust expenses accordingly, which would harm our operating results in that period. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. If our operating results fall below the expectations of investors in future periods, our share price will likely decline.

IF BROADBAND WIRELESS TECHNOLOGY OR OUR IMPLEMENTATION OF THIS TECHNOLOGY IS NOT BROADLY ACCEPTED, WE WILL NOT BE ABLE TO SUSTAIN OR EXPAND OUR BUSINESS.

         Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new, it is difficult to predict which market segments will develop or expand. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed access and other wireless technologies that we offer, we will not be able to sustain or expand our business.

         Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. The failure of service providers to accept our products would seriously harm our business.

WE DEPEND ON ONE SYSTEM INTEGRATOR FOR A SIGNIFICANT PORTION OF OUR REVENUES AND IF THIS SYSTEM INTEGRATOR DOES NOT PROMOTE OR PURCHASE OUR PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         We generated approximately 20% of our 1999 revenues and 69% of our first quarter 2000, revenues from sales to ADC Telecommunications. The loss of ADC Telecommunications as a customer, or the delay of significant orders from it, even if only temporary, could, among other things:

         -        reduce or delay our revenues;

         - harm our reputation with major service providers, particularly if ADC Telecommunications were to replace our products with a competitor's products; or

         -        reduce our ability to predict our cash flow accurately.

         There are a limited number of system integrators that have the financial resources or technical expertise to sell or integrate our systems globally. If ADC Telecommunications will not sell, service or integrate our products, and we cannot secure other system integrators as replacements, we would be limited in our ability to sell our products. ADC Telecommunications has the exclusive right to market, sell and distribute our systems to MCI WorldCom, Sprint, BellSouth, Wireless One and Irish Multi Channel. Should ADC Telecommunications cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A SIGNIFICANT AMOUNT OF OUR REVENUES.

         A relatively small number of customers account for a large percentage of our revenues. In the quarter ended March 31, 2000, ADC Telecommunications ("ADC") accounted for approximately 69% of our revenues and Philips Semiconductor ("Philips") accounted for approximately 13% of our revenues. In 1999, ADC accounted for approximately 20% of our revenues, Aster City Cable accounted for approximately 14% of our revenues, Shanghai Bell accounted for approximately 13% of our revenues and Philips accounted for approximately 12% of our revenues. Revenues attributable to Aster City Cable and Shanghai Bell relate to sales of cable products that we are no longer developing. Accordingly, we do not anticipate recognizing material amounts of revenue from these products in the future. Revenues attributable to Philips Semiconductor relate to a joint technology development arrangement that we expect to complete in 2000.

         We expect that we will continue to depend on a relatively limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our customers could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitor is Hybrid Networks, Inc. In addition, well-capitalized companies such as Cisco Systems, Lucent Technologies, Nortel Networks, Newbridge Networks and other vendors have announced plans to enter, or are potential entrants into, the broadband wireless market. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors and competitive pressures may seriously harm our business.

IF WE DO NOT DEVELOP NEW SYSTEMS AND SYSTEM FEATURES IN RESPONSE TO CUSTOMER REQUIREMENTS OR IN A TIMELY WAY, CUSTOMERS MAY NOT BUY OUR PRODUCTS, WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

         The broadband wireless access industry is rapidly evolving and subject to technological change and innovation. We may experience design or manufacturing difficulties that could delay or prevent our development, introduction or marketing of new systems and enhancements, any of which could cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse, new or varying governmental regulations or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner, which would harm our business.

WE DEPEND ON CONTRACT MANUFACTURERS AND THESE MANUFACTURERS MAY BE UNABLE TO FILL OUR ORDERS ON A TIMELY BASIS, WHICH WOULD RESULT IN DELAYS THAT COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

         We currently have relationships with three contract manufacturers for the manufacturing of our systems, two of which are located in Israel and one of which is located in Taiwan. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business.

WE OBTAIN SOME OF THE COMPONENTS INCLUDED IN OUR SYSTEMS FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE LOSS OF ANY OF THESE SUPPLIERS COULD CAUSE PRODUCTION DELAYS AND A SUBSTANTIAL LOSS OF REVENUE.

         We currently obtain key components from a limited number of suppliers. Some of these components, such as semiconductor components for our wireless hubs, are obtained from a single source supplier. We generally do not have long-term supply contracts with our suppliers. These factors present us with the following risks:

         - delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellation of orders for our systems;

         - suppliers could increase component prices significantly and with immediate effect;

         - we may not be able to develop alternative sources for system components, if or as required in the future;

         - suppliers could discontinue the manufacture or supply of components used in our systems. In such event, we might need to modify our systems, which may cause delays in shipments, increased manufacturing costs and increased systems prices; and

         - we may hold more inventory than is immediately required to compensate for potential component shortages or discontinuation.

         The occurrence of any of these or similar events would harm our business.

DELAYS AND SHORTAGES IN THE SUPPLY OF COMPONENTS FROM OUR SUPPLIERS COULD REDUCE OUR REVENUES OR INCREASE OUR COST OF REVENUE.

         Delays and shortages in the supply of components are typical in our industry. We have experienced minor delays and shortages on more than one occasion in the past. In addition, any failure of necessary worldwide manufacturing capacity to rise along with a rise in demand could result in our subcontract manufacturers allocating available capacity to larger customers or to customers that have long-term supply contracts in place. Our inability to obtain adequate manufacturing capacity at acceptable prices, or any delay or interruption in supply, could reduce our revenues or increase our cost of revenue and could seriously harm our business.

COMPETITION MAY RESULT IN LOWER AVERAGE SELLING PRICES AND WE MAY BE UNABLE TO REDUCE OUR COSTS AT OFFSETTING RATES, WHICH MAY IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY.

         We expect that price competition among broadband wireless access systems suppliers will reduce our gross margins in the future. We anticipate that the average selling prices of broadband wireless access systems will continue to decline as product technologies mature. Since we do not manufacture our own systems, we may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and total profitability for these systems. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

IF WE DO NOT EFFECTIVELY MANAGE OUR EXPANSION, OUR REVENUES MAY NOT INCREASE, OUR COSTS MAY INCREASE AND OUR BUSINESS COULD BE SERIOUSLY HARMED.

         We are continuing to actively expand our operations. This growth has placed, and will continue to place, a significant strain on our managerial, operational and financial resources. We also need to implement sophisticated inventory and control systems.

         To manage growth effectively, we must, among other things:

         - improve and expand our information and financial systems, and managerial procedures and controls;

         -        hire, train, manage and retain qualified employees; and

         - effectively manage relationships with our customers, suppliers and other third parties.

         We may not have made adequate allowances for the costs and risks associated with this expansion, our systems, procedures or controls may not be adequate to support our operations, and our management may be unable to offer and expand our product categories successfully. Any delay in implementing, or transitioning to, new or enhanced systems, procedures or controls may seriously harm our ability to record and report financial and management information on a timely and accurate basis or otherwise manage our expanding operations. If we are unable to do so effectively, our business may be seriously harmed.

BECAUSE WE OPERATE IN INTERNATIONAL MARKETS, WE ARE EXPOSED TO ADDITIONAL RISKS WHICH COULD CAUSE OUR INTERNATIONAL SALES TO DECLINE AND OUR FOREIGN OPERATIONS TO SUFFER.

         Sales outside of North America accounted for approximately 39% of our revenues in 1999 and 55% of our revenues in 1998. We expect that international sales will continue to account for a significant portion of our revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

         -        economic and political instability;

         - changes in regulatory requirements and licensing frequencies to service providers;

         -        import or export licensing requirements and tariffs;

         -        trade restrictions; and

         -        more limited protection of intellectual property rights.

         Any of the foregoing difficulties of conducting business internationally could seriously harm our business.

BECAUSE WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS, OUR CUSTOMERS CAN DISCONTINUE PURCHASES OF OUR SYSTEMS AT ANY TIME.

         We sell our systems based on individual purchase orders. Our customers are generally not obligated by long-term contracts to purchase our systems. Our customers can generally cancel or reschedule orders on short notice and can discontinue using our systems at any time. Further, having a successful system trial does not necessarily mean that the customer will order large volumes of our systems. The inability to retain our customers and increase their orders would seriously harm our business.

IF OUR SENIOR MANAGEMENT TEAM IS UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS MAY BE SERIOUSLY HARMED.

         Several of our existing senior management personnel, including Michael Corwin, our Chief Operating Officer, Eran Pilovsky, our Chief Financial Officer, and Arnon Kohavi, our Senior Vice President of Strategic Relations, joined us in the last ten months. As a result, our senior management team has had a limited time to work together. If they are unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN QUALIFIED ENGINEERS, MARKETING, SALES AND TECHNICAL SUPPORT PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP OUR BUSINESS.

         We will need to hire additional engineers and highly trained technical support personnel in Israel and in Northern California in order to succeed. We will need to increase our technical staff to support new customers and the expanding needs of existing customers, as well as for our continued research and development operations.

         Hiring engineers, marketing, sales and technical support personnel is very competitive in our industry due to the limited number of people available with the necessary skills and understanding of our products. This is particularly true in Israel and Northern California, where competition for such personnel is intense.

         Our systems require a sophisticated marketing and sales effort targeted at several levels within a prospective customer's organization. We have recently expanded our sales force and we plan to hire additional sales personnel, particularly in the United States. Competition for qualified sales personnel is intense, and we may not be able to hire sufficient sales personnel to support our marketing efforts. If we are unable to hire and retain necessary personnel in each of these rapidly expanding areas, our business will not develop, and our operating results will be harmed.

WE DEPEND ON OUR KEY PERSONNEL, IN PARTICULAR DAVIDI GILO, OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, AND MENASHE SHAHAR, OUR VICE PRESIDENT, ENGINEERING AND CHIEF TECHNICAL OFFICER, THE LOSS OF ANY OF WHOM COULD SERIOUSLY HARM OUR BUSINESS.

         Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the service of Davidi Gilo, our Chairman and Chief Executive Officer, and Menashe Shahar, our Chief Technical Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo, Menashe Shahar, other members of senior management or other key personnel could seriously harm our business.

THIRD PARTIES MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR ABILITY TO SELL OUR PRODUCTS AND RESULT IN SUBSTANTIAL LIABILITIES.

         We expect that we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps. In this regard, in early 1999, we received a written notice from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of six of Hybrid's issued patents. In April 2000, we received an additional written notice from Hybrid in which Hybrid requested that we review our products in light of these previously noted patents and in light of an additional six patents of Hybrid. We believe, based on the advice of counsel, that the Hybrid patents noted in 1999 are invalid or are not infringed by our products. We intend to evaluate the other patents noted in the recently received Hybrid letter.

         Third parties, including Hybrid, could assert, and it could be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

         -        obtain licenses to the infringing technology;

         -        pay substantial damages under applicable law;

         -        cease the manufacture, use and sale of infringing products;
                  or

         - expend significant resources to develop non-infringing technology.

Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE.

         Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of our products or design around our patents, and the patents may not provide us competitive advantages. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

UNDETECTED HARDWARE DEFECTS OR SOFTWARE ERRORS MAY INCREASE OUR COSTS AND IMPAIR THE MARKET ACCEPTANCE OF OUR SYSTEMS.

         Our systems may contain undetected defects or errors. This may result either from defects in components supplied by third parties or from errors in our software that we have failed to detect. These defects or errors are likely to be found from time to time in new or enhanced products and systems after commencement of commercial shipments. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We may incur significant warranty and repair costs related to defects or errors, and we may also be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our systems.

BECAUSE OF OUR LONG PRODUCT DEVELOPMENT PROCESS AND SALES CYCLE, WE MAY INCUR SUBSTANTIAL EXPENSES WITHOUT ANTICIPATED REVENUES WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

         A customer's decision to purchase many of our systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks over which we have little or no control. Our next-generation systems are expected to have even longer sales cycles and involve demonstrations, field trials and other evaluation periods, which will further lengthen the sales cycle. Because of the growing sales cycle and the possibility that we may rely on a concentrated number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER AND REALIZE ANTICIPATED BENEFITS.

         We may make investments in complementary companies, products or technologies. If we acquire a company, we may have difficulty integrating that company's personnel, operations, products and technologies. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business.

IF THE COMMUNICATIONS AND INTERNET INDUSTRIES DO NOT CONTINUE TO GROW AND EVOLVE IN A MANNER FAVORABLE TO US OR OUR BUSINESS STRATEGY, OUR BUSINESS MAY BE SERIOUSLY HARMED.

         Our future success is dependent upon the continued growth of the communications industry and, in particular, the Internet. The global communications and Internet industries are evolving rapidly, and it is difficult to predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide communications market, that have resulted in increased competition and escalating demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN.

         We expect that the net proceeds from our public offering completed in May 2000, and cash from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses, including:

         -        expanding research and development programs;

         -        hiring additional qualified personnel;

         -        implementing further marketing and sales activities; and

         -        acquiring complementary technologies or businesses.

         We may need to raise funds even sooner in order to fund more rapid expansion, to respond to competitive pressures or to otherwise respond to unanticipated requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. We may not be able to obtain additional funds on acceptable terms, or at all. If we cannot raise needed funds on acceptable terms, we may not be able to increase our ongoing operations and complete our planned expansion, take advantage of acquisition opportunities, develop or enhance systems or respond to competitive pressures. This potential inability to raise funds on acceptable terms could seriously harm our business.

GOVERNMENT REGULATION AND INDUSTRY STANDARDS MAY INCREASE OUR COSTS OF DOING BUSINESS, LIMIT OUR POTENTIAL MARKETS OR REQUIRE CHANGES TO OUR BUSINESS MODEL.

         The emergence or evolution of regulations and industry standards for broadband wireless products, through official standards committees or widespread use by operators, could require us to modify our systems, which may be expensive and time-consuming, and to incur substantial compliance costs. Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties. Each country has different regulations and regulatory processes for wireless communications equipment and uses of radio frequencies. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies to potential customers in a timely manner could result in the delay or loss of potential orders for our systems and seriously harm our business.

         We are subject to export control laws and regulations with respect to all of our products and technology. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. We may not be able to renew our export licenses as necessary from time to time. In addition, we may be required to apply for additional licenses to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications and enhancements, or more stringent export control requirements could seriously harm our business.

IF WE FAIL TO SUCCESSFULLY ESTABLISH OUR NEW VYYO NAME, OUR BUSINESS COULD BE SERIOUSLY HARMED.

         In January 2000, we changed our name from PhaseCom, Inc. to Vyyo Inc. Our new Vyyo name may cause confusion to current and potential customers, which could seriously harm our business. We may be unable to enforce rights related to the Vyyo Inc. name, we may not be free to use the name in all jurisdictions, our use of the name may be challenged and we may be required to expend significant resources in defending the use of the name.

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIRER MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

         Our management and ADC Telecommunications collectively own approximately 59% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

         -        electing members to our board of directors;

         -        approving significant change-in-control transactions;

         - determining the amount and timing of dividends paid to themselves and to our public stockholders; and

         -        controlling our management and operations.

         This concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares. This concentration of ownership could also negatively affect our stock's market price or decrease any premium over market price that an acquirer might otherwise pay.

BECAUSE THE NASDAQ NATIONAL MARKET IS LIKELY TO CONTINUE TO EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, THE PRICE OF OUR STOCK MAY DECLINE.

         The market price of our shares is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including the following:

         - actual or anticipated variations in our quarterly operating results or those of our competitors;

         - announcements by us or our competitors of new products or technological innovations;

         -        introduction and adoption of new industry standards;

         - changes in financial estimates or recommendations by securities analysts;

         -        changes in the market valuations of our competitors;

         - announcements by us or our competitors of significant acquisitions or partnerships; and

         -        sales of our common stock.

         Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology companies in particular, has been highly volatile. Our common stock may not trade at the same levels of shares as that of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future.

Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

PROVISIONS OF OUR GOVERNING DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE ACQUISITION PROPOSALS OR DELAY A CHANGE IN CONTROL.

         Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

         - our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

         - our board of directors is divided into three classes, each serving three-year terms;

         - super-majority voting is required to amend key provisions of our certificate of incorporation and by-laws;

         - there are limitations on who can call special meetings of stockholders;

         -        stockholders are not be able take action by written consent;
                  and

         - advance notice is required for nominations of directors and for stockholder proposals.

         In addition, provisions of Delaware law and our stock option plans may also discourage, delay or prevent a change of control or unsolicited acquisition proposals.

CONDITIONS IN ISRAEL AFFECT OUR OPERATIONS AND MAY LIMIT OUR ABILITY TO PRODUCE AND SELL OUR SYSTEMS.

         Our final testing and assembly and research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

         Some of our directors, officers and employees are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change and we cannot predict the effect on us of any expansion or reduction of these obligations.

BECAUSE SUBSTANTIALLY ALL OF OUR REVENUES ARE GENERATED IN U.S. DOLLARS WHILE A PORTION OF OUR EXPENSES ARE INCURRED IN NEW ISRAELI SHEKELS, OUR RESULTS OF OPERATIONS MAY BE SERIOUSLY HARMED IF THE RATE OF INFLATION IN ISRAEL EXCEEDS THE RATE OF DEVALUATION OF THE NEW ISRAELI SHEKEL AGAINST THE U.S. DOLLAR.

         We generate substantially all of our revenues in U.S. dollars, but we incur a substantial portion of our expenses, principally salaries and related personnel expenses related to research and development, in New Israeli shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel. If the dollar costs of our operations in Israel increase, our dollar-measured results of operations will be seriously harmed.

THE GOVERNMENT PROGRAMS AND BENEFITS WE RECEIVE REQUIRE US TO SATISFY PRESCRIBED CONDITIONS. THESE PROGRAMS AND BENEFITS MAY BE TERMINATED OR REDUCED IN THE FUTURE, WHICH WOULD INCREASE OUR COSTS AND TAXES AND COULD SERIOUSLY HARM OUR BUSINESS.

         Several of our capital investments have been granted "approved enterprise" status under Israeli law providing us with tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefitted from the tax benefits and would likely be denied these benefits in the future. From time to time, the Government of Israel has discussed reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. This termination or reduction of these benefits would increase our taxes and could seriously harm our business.

         In the past, we received grants from the government of Israel for the financing of a portion of our research and development expenditures in Israel. The regulations under which we received these grants restrict our ability to manufacture products or transfer technology outside of Israel for products developed with this technology. We believe that most of our current products are not based on Chief Scientist funded technology and therefore are not subject to this restriction.

IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST US AND OUR NONRESIDENT OFFICERS, DIRECTORS AND EXPERTS.

         Our Chief Technology Officer and one of our directors are nonresidents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates. As of March 31, 2000, we had cash and cash equivalents of $3.5 million. Substantially all of these amounts consisted of checking account cash balances and are therefore not subject to interest rate risk. Substantially all of our revenue and capital spending is transacted in U.S. dollars, although a substantial portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in Israeli shekels, or NIS. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. In the event of an increase in inflation rates in Israel, or if appreciation of the NIS occurs without a corresponding adjustment in our dollar-denominated revenues, our results of operation and business could be materially harmed.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. The managing underwriters in the offering were Banc of America Securities LLC, CIBC World Markets Corp., Dain Rauscher Incorporated and W.R. Hambrecht + Co., LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the Securities and Exchange Commission on April 3, 2000.

         On April 5, 2000, we commenced the offering. The offering was terminated on May 2, 2000, after we had sold all of the 7,762,500 shares of common stock registered under the Registration Statement, including 1,012,500 shares sold pursuant to the exercise of the underwriters' over-allotment option. The initial public offering price was $13.50 per share for an aggregate initial public offering of $104,793,750. After deducting the underwriting discounts and commissions of $7,335,563 and the estimated offering expenses, the net proceeds to us from the offering were approximately $95,858,188.

         The Registration Statement was declared effective after March 31, 2000, and we financed our operations through March 31, 2000, from cash available prior to the initial public offering. Our temporary investments of the net proceeds from the offering have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

 ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective as of January 14, 2000, the holders of 15,178,554 shares of our common stock 823,953 shares of our Series A preferred stock, 150,000 shares of our Series B preferred stock and 9,172,010 shares of our Series C preferred stock, being a majority of our then-outstanding capital stock, adopted by written consent in lieu of a meeting a resolution approving an amendment to our Certificate of Incorporation to change our corporate name from PhaseCom, Inc., to Vyyo Inc. No shares were voted against or abstained from voting on the proposal. The amendment changing our corporate name was filed with the Secretary of State of Delaware on January 31, 2000.

         Effective as of February 2, 2000, the holders of 15,201,770 shares of our common stock, 826,546 shares of our Series A preferred stock, 350,404 shares of our Series B preferred stock and 9,172,010 shares of our Series C preferred stock, being a majority of our then-outstanding capital stock, adopted by written consent in lieu of a meeting resolutions approving (i) our Third Amended and Restated Certificate of Incorporation, (ii) our Amended and Restated Bylaws, and (iii) our Amended and Restated 2000 Employee and Consultant Equity Incentive Plan and 2000 Employee Stock Purchase Plan. No shares were voted against or abstained from voting on the proposals. The Third Amended and Restated Certificate of Incorporation was filed with the Secretary of State of Delaware on April 10, 2000.

         Effective as of March 13, 2000, the holders of 16,265,619 shares of our common stock, 829,046 shares of our Series A preferred stock, 4,000 shares of our Series B preferred stock and 9,172,010 shares of our Series C preferred stock, being a majority of our then-outstanding capital stock, adopted by written consent in lieu of a meeting a resolution approving an amendment to our Certificate of Incorporation to effect a three-for-two split of our common stock. No shares were voted against or abstained from voting on the proposal. The amendment effecting the stock split was filed with the Secretary of State of Delaware on March 14, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

27.1     Financial Data Schedule (Quarter Ended March 31, 2000)

27.2     Financial Data Schedule (Quarter Ended March 31, 1999)

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 3, 2000

VYYO INC.

By:      /s/ Eran Pilovsky
    -----------------------------------------------------------
        Eran Pilovsky, Vice President, Finance
         and Chief Financial Officer
        (Duly Authorized Officer and Principal Financial Officer)