Form 10-Q
period 2000-06-30
VYYO INC
filed 2000-08-11
CIK 1104730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 2000
                                                    -------------

                                      or

     (    )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___________ to ____________


                         Commission File Number 0-30189
                                                -------

                                   VYYO  INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


            Delaware                                  94-3241270
            --------                                  ----------
  (State or other jurisdiction of         (I.R.S Employer Identification Number)
  incorporation or organization)


20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California     95014
 -------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


       Registrant's telephone number, including area code  (408) 863-2300
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No  _______
                                          -------



As of August 1, 2000, there were 35,793,644 shares of Common Stock ($0.0001 par value) outstanding.

                                     INDEX


                                   VYYO INC.


                                                            Page No.
                                                            -------


PART I. FINANCIAL INFORMATION
_________________________________

Item 1.  Financial Statements (Unaudited)


         Condensed consolidated balance sheets-June 30, 2000
         and December 31, 1999........................................   3

         Condensed consolidated statements of operations-quarter
         ended June 30, 2000 and 1999 and six months ended June 30,
         2000 and 1999................................................   4

         Condensed consolidated statements of cash flows-six months
         ended June 30, 2000 and 1999.................................   5

         Notes to condensed consolidated financial statements-
         June 30, 2000................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  23

PART II.  OTHER INFORMATION
-----------------------------

Item 1. Legal Proceedings.............................................  24

Item 2. Changes in Securities and Use of Proceeds.....................  24

Item 3. Defaults upon Senior Securities...............................  24

Item 4. Submission of Matters to a Vote of Security Holders...........  24

Item 5. Other Information.............................................  24

Item 6. Exhibits and Reports on Form 8-K..............................  24

SIGNATURE.............................................................  25

Part I.  Financial Information
Item 1.  Financial Statements
                                   Vyyo Inc.
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                 December 31,                          June 30,
                                                             --------------------                --------------------
                                                                    1999                                 2000
                                                                  --------                             --------
                                                                  (Note 1)                           (Unaudited)
Assets
------
Current Assets
---------------
Cash and cash equivalents                                               $  5,036                                $ 68,550
Short-term investments                                                         -                                  22,990
Accounts receivable, net                                                     583                                   1,702
Inventory                                                                  1,132                                   1,576
Other current assets                                                         517                                   1,505
                                                          ----------------------              --------------------------

  Total current assets                                                     7,268                                  96,323

Property and equipment, net                                                1,095                                   1,681
                                                          ----------------------              --------------------------
                                                                        $  8,363                                $ 98,004
                                                          ======================              ==========================



Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Short term debt obligations                                             $  2,371                                $      -
Accounts payable                                                             895                                   1,993
Accrued liabilities                                                        3,153                                   7,302
Deferred income                                                              639                                       -
                                                          ----------------------              --------------------------

  Total current liabilities                                                7,058                                   9,295

Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------
Common and convertible preferred stock                                    81,781                                 187,011
Notes receivable from stockholders                                          (920)                                    (75)
Deferred stock compensation                                              (13,400)                                (12,700)
Other comprehensive income                                                     -                                      17
Accumulated deficit                                                      (66,156)                                (85,544)
                                                          ----------------------               ---------------------------

  Total stockholders' equity                                               1,305                                  88,709
                                                          ----------------------              --------------------------
                                                                        $  8,363                                $ 98,004
                                                          ======================              ==========================




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

                                   Vyyo Inc.
                Condensed Consolidated Statements of Operations
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                           Three Months Ended                                Six Months Ended
                                  ---------------------------------------          ---------------------------------------
                                                 June 30,                             June 30,                June 30,
                                  ---------------------------------------          ---------------         ---------------
                                      1999                     2000                     1999                    2000
                                     --------                 --------                 -------                --------
Net revenues                          $ 1,024                  $ 3,015                  $ 1,966                $  4,856
Cost of revenues                        1,147                    2,098                    2,011                   3,490
                                     --------                 --------                 --------               ---------


Gross profit (loss)                      (123)                     917                      (45)                  1,366


Operating Expenses
------------------
Research and development                  868                    2,729                    1,653                   4,632
Sales and marketing                       376                    2,093                      754                   3,543
General and administrative                415                    2,036                      844                   3,819
Amortization of deferred compensation     400                    3,437                      400                   9,937
                                     --------                 --------                 --------               ---------
                                        2,059                   10,295                    3,651                  21,931
                                     --------                 --------                 --------               ---------


Operating loss                         (2,182)                  (9,378)                  (3,696)                (20,565)

Interest and other income (expense),
net                                      (195)                   1,245                     (393)                  1,177
                                     ---------                --------                 ---------              ---------


Net loss                               $(2,377)                $(8,133)                 $(4,089)               $(19,388)
                                     =========                =========                =========              =========


Net Loss Per Share:
  Basic and diluted                     $(0.42)                  $(0.24)                  $(0.97)                 $(0.68)
                                     =========                =========                =========               =========


  Shares used in per share computation -
   basic and diluted                     5,679                   33,828                    4,199                  28,570

                                     =========                =========                =========               =========





See Notes to Condensed Consolidated Financial Statements

                                   Vyyo Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)


                                                                                       Six Months Ended
                                                                   --------------------------------------------------------
                                                                                           June 30,
                                                                   --------------------------------------------------------
                                                                             1999                            2000
                                                                            -------                        --------
Operating Activities:
---------------------
Net loss for the period                                                    $(4,089)                       $(19,388)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                 220                             586
  Amortization of deferred stock compensation                                   400                           9,937
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (373)                         (1,119)
    Inventory                                                                   691                            (444)
    Other assets                                                                192                            (988)
    Accounts payable                                                           (104)                          1,098
    Accrued liabilities                                                         527                           4,149
    Deferred income                                                             334                            (639)
                                                                --------------------------      --------------------------


Net cash used in operating activities                                        (2,202)                         (6,808)
                                                                --------------------------      --------------------------


Investing Activities:
---------------------
Purchases of property and equipment                                            (130)                         (1,180)
Purchases of short term investments                                               -                         (22,973)
Proceeds from sale of property and equipment                                      8                               8
                                                                --------------------------      --------------------------


Net cash used in investing activities                                          (122)                        (24,145)
                                                                --------------------------      --------------------------

Financing Activities:
---------------------
Repayment of short-term debt obligations                                       (319)                         (2,371)
Proceeds from short- term debt obligations                                      290                               -
Proceeds from loans from stockholder                                          1,385                               -
Proceeds from stockholder note                                                1,430                           1,170
Issuance of common stock for cash                                                26                          95,668
                                                                --------------------------      --------------------------


Net cash provided by financing activities                                     2,812                          94,467
                                                                --------------------------      --------------------------


Increase  in cash and cash equivalents                                           488                          63,514
Cash and cash equivalents at beginning of period                                 131                           5,036
                                                                --------------------------      --------------------------
Cash and cash equivalents at end of period                                   $   619                        $ 68,550
                                                                ==========================      ==========================


Noncash Financing Activities
Conversion of stockholders' note into common stock                           $ 3,515                        $      -
                                                                ==========================      ==========================
Issuance of common stock for note receivable                                 $ 3,000                        $      -
                                                                ==========================      ==========================
Conversion of convertible preferred stock upon initial public
 offering                                                                    $     -                        $ 15,369

                                                                ==========================      ==========================


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

Net Revenues:
-------------

Net revenues are comprised of product revenue, and in the six months ended June 30, 2000, also include $480,000 of technology development revenues. Sales to a related party, ADC Telecommunications, Inc., for the six months ended June 30, 2000, amounted to $1,945,000.

2.  Cash Equivalents and Short-Term Investments

The Company considers all money market funds and all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents.

Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income, a component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short term, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest and dividends on securities classified as available-for-sale are included in interest income.

The fair value and the amortized cost of available-for-sale securities at June 30, 2000 are presented in the following tables (in thousands):





                                                                       June 30, 2000
                                       --------------------------------------------------------------------------

                                                              Unrealized         Unrealized       Estimated Fair
                                          Amortized Cost     Holding Gains     Holding Losses      Market Value

Corporate debt securities                         $68,808               $10              $(13)            $60,805
United States obligations                          16,551                22                (2)             16,571
Money market                                       11,039                 -                 -              11,039
                                                  -------               ---              ----             -------
Total                                             $88,398               $32              $(15)            $88,415
                                                  =======               ===              ====             =======

Reported as:                                      $65,428               $ 1              $ (4)            $65,425
Cash equivalents                                   22,970                31               (11)             22,990
                                                  -------               ---              ----             -------
Short-term investments                            $88,398               $32              $(15)            $88,415
                                                  =======               ===              ====             =======

The contractual maturities of available for sales debt securities classified as short-term investments at June 30, 2000 are as follows (in thousands):

                                           Amortized Cost        Fair Value
                                          -----------------   ----------------
Due in one year or less                             $86,850            $86,857
Due after one year through two years                  1,548              1,558
                                                    -------            -------
                                                    $88,398            $88,415
                                                    =======            =======

[CAPTION]

3.  Inventory

Inventory is comprised of the following (in thousands):

                                                                December 31,                  June 30,
                                                                    1999                        2000
                                                                   ------                      ------
Raw material                                                           $  631                      $  695
Work in process                                                           351                         576
Finished goods                                                            150                         305
                                                       ----------------------      ----------------------
                                                                       $1,132                      $1,576
                                                       ======================      ======================

[CAPTION]

4.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):


                                                                  December 31,                 June 30,
                                                                      1999                       2000
                                                                     ------                    ------
Compensation and benefits                                              $1,192                    $3,172
Suppliers and subcontractors
                                                                          111                       696
Warranty                                                                  475                       686
Withholding tax                                                           370                       494
Other                                                                   1,005                     2,254
                                                       ----------------------     ---------------------
                                                                       $3,153                    $7,302
                                                       ======================     =====================


5.  New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. The Company is currently in the process of assessing the impact of SAB 101 and expects to complete its assessment prior to December 31, 2000.


6.  Initial Public Offering

On April 10, 2000, Vyyo sold of 6,750,000 shares of its common stock in an underwritten public offering at a per share price of $13.50 and on May 2, 2000 sold an additional 1,012,500 shares through the exercise of the underwriters' over allotment options for net proceeds of approximately $94.9 million after deducting underwriting discounts and commission and issuance costs. Upon the closing of the initial public offering, all of the outstanding shares of Series A, Series B and Series C Preferred Stock were converted into common stock.

7.     Contingency - Patent Matter

In early 1999, the Company received a written notice from Hybrid Networks, Inc. ("Hybrid"), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of six of Hybrid's issued patents. The Company, with the advice of counsel, believes the patents are invalid or are not infringed by the Company's products. On April 11, 2000, the Company received an additional letter from Hybrid, requesting that the Company review its products in connection with various patents of Hybrid, including the previously identified patents. The Company intends to evaluate the additional patents with the advice of counsel. Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on the Company's operating results and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, contained in Vyyo's Registration Statement on Form S-1 (File No. 333-
96129), filed with the Securities and Exchange Commission.   The matters
addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Vyyo's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

Overview

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $19.5 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was approximately $85.6 million.

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

Results of Operations

Net Revenues.

  Net revenues include product revenues and, in the six months ended June 30, 2000, technology development revenues. Product revenues are derived primarily from sales of hubs and modems to telecommunications service providers and to system integrators. Product revenues are generally recorded when products are shipped, provided there are no customer acceptance requirements and we have no additional performance obligations. We accrue for estimated sales returns or exchanges and product warranty and liability costs upon recognition of product revenues. Technology development revenues consist of license and development fees under a license and development agreement, and are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. Deferred revenues represent the gross profit on product revenues subject to return or exchange and total payments on technology development not yet recognized.

  Our revenue is concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

  Net revenues increased by 194% from $1.0 million in the second quarter of 1999 to $3.0 million in the second quarter of 2000 and by 147% from $2.0 million in the six months ended June 30, 1999 to $4.9 million in the first six months of 2000. This increase primarily reflects the increase in unit sales of our systems, the recognition of previously deferred revenues of $724,000 of upon completion of all our obligations to a customer, and the technology development activities in the six months ended June 30, 2000. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation DOCSIS-based wireless access system in the fourth quarter of 1999. All of our product revenues in 1999 relates to sales of cable modem products that we are no longer developing and to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation, DOCSIS-based, wireless access systems in the fourth quarter of 1999. Technology development revenues were $240,000 in the second quarter of 2000 and $480,000 in the six months ended June 30, 2000. There were no technology development revenues in the comparable period of 1999.

Cost of Revenues.

  Cost of revenues consists of costs of product revenues.   Costs of technology
development revenues in the first six months of 2000 were immaterial. Cost of product revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products. Cost of technology development consists of direct labor costs and materials for the engineering efforts related to the technology development arrangement.

  Cost of revenues increased from $1.1 million in the second quarter of 1999, to $2.1 million in the second quarter of 2000 and from $2.0 million in the first six months of 1999 to $3.5 million in the first six months of 2000. These increases were attributable primarily to increased shipments of our products and to inventory write down of approximately $300,000 for excess and obsolete cable products we are no longer deploying in the second quarter of 2000. Gross margins increased from negative margins in 1999 to 30% in the second quarter of 2000 and 28% in the six months ended June 30, 2000. The increase in gross margin reflects the cost effectiveness of the second-generation DOCSIS-based wireless broadband systems, recognition of revenues previously deferred offset by inventory write down and to a lesser extent the impact of technology
development revenues.   Gross margins in the first half of 1999 were negatively
affected by the high fixed costs associated with the first generation wireless modem products. We expect that our gross margins will continue to fluctuate.

  Prior to 1997, we participated in several Israeli government research and development incentive programs under which we received research and development participation of approximately $3.7 million. We are obligated to pay royalties at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts of 100% or 150% of the funded amount. As of June 30, 2000, we had repaid or provided for the repayment of grants amounting to $783,000. As we currently intend to gradually decrease the manufacture and sale of products developed within any of the projects funded by the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade or by the Israel-United States Binational Industrial Research and Development Foundation, we believe that the remaining contingent royalty liability is approximately $700,000.

Research and Development Expenses.

  Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased from $868,000 in the second quarter of 1999 to $2.7 million in the second quarter of 2000 and from $1.7 in the first half of 1999 to $4.6 million in the first half of 2000. These increases were due to increases in the number of research and development personnel and related activities and related costs of facilities. We believe continued significant investment in research and development is essential to our future success and plan on continuing to increase our research and development activities including recruiting and hiring additional personnel and expanding our research and development facility to accommodate the additional personnel, which will result in increased expenses in absolute dollars. Accordingly, we expect that research and development expenses will continue to increase in future periods.

Sales and Marketing Expenses.

  Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses increased from $376,000 in the second quarter of 1999 to $2.1 million in the second quarter of 2000 and from $754,000 in the first half of 1999 to $3.5 million in the first half of 2000. The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel and related activities. In the second quarter of 2000 we began to expand our sales and marketing activities in worldwide locations such as South East Asia. We plan to continue to increase our sales and marketing activities, including recruiting and hiring additional sales personnel inside and outside of the US, which will result in increased expenses in absolute dollars. Accordingly, we expect that sales and marketing expenses will increase in future periods.

General and Administrative Expenses.

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses increased from $415,000 in the second quarter of 1999 to $2.0 million in the second quarter of 2000 and from $844,000 in the first half of 1999 to $3.8 million in the first half of 2000. We hired additional senior management personnel in the first quarter of 2000 and are planning to expand operational and corporate activities, including support of our operations as a public company. We expect that general and administrative expenses will continue to increase in future periods.

Amortization of Deferred Stock Compensation.

  Deferred stock compensation represents the aggregate differences between the respective exercise price of stock options or purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the underlying options. Amortization expense was $3.4 million in the second quarter of 2000 and $9.9 million the six months ended June 30, 2000. We currently expect to record amortization of deferred stock compensation expense of approximately $4.6 million in the remainder of 2000, $5.1 million in 2001 and $2.4 million in 2002 and $600,000 in 2003 for options issued through the completion of the initial public offering on May 2, 2000.

Interest and Other  Income (Expense), Net.

  Interest income and other (expense) includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense
related to bank loans and convertible notes.   In the second quarter of 2000, we
repaid all of our outstanding loans. Net interest expense for the second quarter of 1999 was $195,000 compared to net interest income of $1.2 million in the second quarter of 2000 and expense of $393,000 in the first half of 1999 compared to $1.2 million income in the first half of 2000. Substantially all of the interest and other income in the second quarter of 2000 are represented by interest income on our cash and short-term investment balances. Interest and other income increased in the six months ended June 30, 2000, as compared with the corresponding period in 1999, because of the increase in the average balance of invested cash equivalents and short-term investments relating to the proceeds from completion of our initial public offering in April of 2000.

Income Taxes.

  As of December 31, 1999, we had approximately $19 million of Israeli net operating loss carryforwards and $6 million of United States federal and state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States net operating loss carryforwards expire in various amounts between the years 2004 and 2019. We have provided a full valuation allowance against our United States deferred tax assets, as the future realization of the tax benefit is not sufficiently assured.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception through the first quarter of 2000, we have funded operations primarily through the private placement of our equity securities and borrowings from stockholders and banks. On April 10, 2000, we completed our initial public offering of 6,750,000 shares of common stock at a price of $13.50 per share, and on May 2, 2000, we sold an additional 1,012,500 shares at a price of $13.50 per share, pursuant to the underwriters' exercise of the over-allotment option. The total net proceeds from the initial public offering were approximately $94.9 million. As of June 30, 2000, we had $91.5 million of cash, cash equivalents and short-term investments.

Cash used by operations include expenditures associated with development activities, marketing efforts, and working capital expansion related to commercialization of our products. In the first six months of 2000, cash used in operations was $6.8 million, comprised of our net loss of $19.4 million, partially offset by a non-cash charge of $9.9 million for deferred stock compensation and changes in other working capital accounts. In the first six months of 1999, cash used in operations was $2.2 million, comprised of our net loss of $4.1 million, partially offset by changes in working capital accounts.

We have made investments in property and equipment of approximately $1.2 million in the first half of 2000. Financing activities in the first half of 2000 generated $94.5 million and relate to proceeds from our initial public offering, payment of a stockholder promissory note and proceeds from stock option exercises, net of repayment of all of our short-term obligations.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to devote substantial capital resources to hire and expand our research and development and our sales and marketing organizations, to expand marketing programs and for other general corporate activities. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all.

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

We have a limited operating history in the broadband point-to-multipoint wireless access market, which may limit an investor's ability to evaluate our business .

The broadband wireless access market is only beginning to emerge. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation wireless access system in the fourth quarter of 1999. All of our product revenues in 1997 and 1998, and a substantial portion of our product revenues in 1999, relate to sales of cable modem products that we are no longer developing. Virtually all of the remaining revenues in 1999 relate to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation wireless access system in the fourth quarter of that year. Our second generation wireless access system is based on the cable industry's standard set of communications rules, or protocols, that we have adopted for use in wireless applications. Therefore, the success of our business will be entirely dependent upon the success of our wireless products generally, and our new wireless products in particular. We have a very limited operating history in the broadband wireless access market upon which to evaluate our future prospects, and the revenue and income potential of our business and market are unproven. Our limited operating history in this market may limit an investor's ability to evaluate our prospects due to:

   .    our limited historical financial data from our wireless products;

   .    our unproven potential to generate profits; and

   . our limited experience in addressing emerging trends that may affect our business.

As a young company, we face risks and uncertainties relating to our ability to implement our business plan successfully.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $43.6 million in 1999 and approximately $19.4 million in the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was approximately $85.5 million. We intend to significantly increase our operating expenses, especially our marketing and selling expenses, and our research and development expenses. However, our revenues may not grow or even continue at their current level. If our revenues do not rapidly increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Our quarterly operating results fluctuate, which may cause our share price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

   .  the uncertain timing and level of market acceptance for our systems;

   . the effectiveness of our system integrator customers in marketing and selling their network systems equipment;

   .  reductions in pricing by us or our competitors;

   . the mix of systems sold by us and the mix of sales channels through which they are sold; and

   . changes in the prices or delays in deliveries of the components we purchase or license.

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

Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new, it is difficult to predict which market segments will develop or expand. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed access and other wireless technologies that we offer or delay in their deployment of high speed wireless communication products, we will not be able to sustain or expand our business.

Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. The failure of service providers to accept our products would seriously harm our business.

We depend on one of our system integrators for a significant portion of our revenues and if this system integrator does not promote or purchase our products, our business will be seriously harmed.

Sales to ADC Telecommunications accounted for approximately 40% of our net revenues in the six months ended June 30, 2000, 20% of our net revenues for 1999 and approximately 31% of our net revenues for 1998. The loss of ADC Telecommunications as a customer, or the delay of significant orders from it, even if only temporary, could, among other things:

   .  reduce or delay our revenues;

   . harm our reputation with major service providers, particularly if ADC Telecommunications were to replace our products with a competitor's products; or

   .  reduce our ability to predict our cash flow accurately.

There are a limited number of system integrators that have the financial resources or technical expertise to sell or integrate our systems globally. If ADC Telecommunications will not sell, service or integrate our products, and we cannot secure other system integrators as replacements, we would be limited in our ability to sell our products. Our August 1999 collaboration agreement with ADC Telecommunications provided that ADC Telecommunications had exclusive rights to sell our products to certain customers. We recently amended this agreement with ADC Telecommunications to, among other things, remove the exclusivity clause. Notwithstanding this amendment, we believe that should ADC Telecommunications cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

A relatively small number of customers account for a large percentage of our revenues. Sales to ADC Telecommunications accounted for approximately 40% of our net revenues in the six months ended June 30, 2000. In 1999, ADC Telecommunications accounted for approximately 20% of our revenues, Aster City Cable accounted for approximately 14% of our revenues, Shanghai Bell accounted for approximately 13% of our revenues and Philips Semiconductor accounted for approximately 12% of our revenues. Revenues attributable to Aster City Cable and Shanghai Bell relate to sales of cable products that we are no longer developing. Accordingly, we do not anticipate recognizing material amounts of revenue from these products in the future. Revenues attributable to Philips Semiconductor relate to a joint technology development arrangement that we expect to complete in the second half of 2000 and no similar arrangements are contemplated.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitor is Hybrid Networks, Inc., and other companies, such as Adaptive Broadband Corporation and BreezeCOM Ltd., have announced plans to enter the MMDS market. In addition, well-capitalized companies such as Cisco Systems, Lucent Technologies, Alcatel and other vendors have announced plans to enter, or are potential entrants into, the broadband wireless market. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors and competitive pressures may seriously harm our business.

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

We currently obtain key components from a limited number of suppliers. Some of these components, such as semiconductor components for our wireless hubs, are obtained from a single source supplier. We generally do not have long-term supply contracts with our suppliers. These factors present us with the following risks:

   . delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellation of orders for our systems;

   . suppliers could increase component prices significantly and with immediate effect;

   . we may not be able to develop alternative sources for system components, if or as required in the future;

   . suppliers could discontinue the manufacture or supply of components used in our systems. In such event, we might need to modify our systems, which may cause delays in shipments, increased manufacturing costs and increased systems prices; and

   . we may hold more inventory than is immediately required to compensate for potential component shortages or discontinuation.

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

To manage growth effectively, we must, among other things:

   . improve and expand our information and financial systems, and managerial procedures and controls;

   .  hire, train, manage and retain qualified employees; and

   . effectively manage relationships with our customers, suppliers and other third parties.

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

Sales outside of North America accounted for approximately 31% of our revenues in the six months ended June 30, 2000, 39% of our revenues in 1999 and 55% of our revenues in 1998. We expect that international sales will continue to account for a significant portion of our revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

   .  economic and political instability;

   . changes in regulatory requirements and licensing frequencies to service providers;

   .  import or export licensing requirements and tariffs;

   .  trade restrictions; and

   .  more limited protection of intellectual property rights.

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

Several of our existing senior management personnel, including Michael Corwin, our Chief Operating Officer, Eran Pilovsky, our Chief Financial Officer, and Arnon Kohavi, our Senior Vice President of Strategic Relations, joined us in the last twelve months. As a result, our senior management team has had a limited time to work together. If they are unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

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

We expect that we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps. In this regard, in early 1999, and again in April 2000, we received written notices from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of 11 of Hybrid's issued patents.

Third parties, including Hybrid, could assert, and it could be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

   .  obtain licenses to the infringing technology;

   .  pay substantial damages under applicable law;

   .  cease the manufacture, use and sale of infringing products; or

   .  expend significant resources to develop non-infringing technology.

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

A customer's decision to purchase many of our systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks over which we have little or no control. Our next-generation systems may have even longer sales cycles and involve demonstrations, field trials and other evaluation periods, which will further lengthen the sales cycle. Because of the growing sales cycle and the possibility that we may rely on a concentrated number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

We expect that the net proceeds from our initial public offering completed in May 2000, and cash from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses, including:

   .  expanding research and development programs;

   .  hiring additional qualified personnel;

   .  implementing further marketing and sales activities; and

   .  acquiring complementary technologies or businesses.

We may have to raise funds even sooner in order to fund more rapid expansion, to respond to competitive pressures or to otherwise respond to unanticipated requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. We may not be able to obtain additional funds on acceptable terms, or at all. If we cannot raise needed funds on acceptable terms, we may not be able to increase our ongoing operations and complete our planned expansion, take advantage of acquisition opportunities, develop or enhance systems or respond to competitive pressures. This potential inability to raise funds on acceptable terms could seriously harm our business.

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

If the Wireless Digital Subscriber Line Consortium is not successful in its efforts or we are not able to otherwise influence industry standards, we will not benefit from our contributions to the Consortium and our products may not be accepted in the marketplace.

In July 2000, we and five other industry participants announced the formation of a Wireless Digital Subscriber Line Consortium to accelerate the deployment of broadband wireless solutions to the marketplace. The goal of the Consortium is to provide the industry with standardized, timely, multi-vendor solutions for broadband wireless access. If the Wireless Digital Subscriber Line Consortium is not successful or we are not able to otherwise influence industry standards,we will not benefit from our contributions to the Consortium and our products may not be accepted in the marketplace.


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

  Our management and ADC Telecommunications collectively own approximately 59% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

     .       electing members to our board of directors;

     .       approving significant change-in-control transactions;

     . determining the amount and timing of dividends paid to themselves and to our public stockholders; and

     .       controlling our management and operations.

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

  The market price of our shares has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including the following:

     . actual or anticipated variations in our quarterly operating results or those of our competitors;

     . announcements by us or our competitors of new products or technological innovations;

     .       introduction and adoption of new industry standards;

     . changes in financial estimates or recommendations by securities analysts;

     .       changes in the market valuations of our competitors;

     . announcements by us or our competitors of significant acquisitions or partnerships; and

     .       sales of our common stock.

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

  Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

     . our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

     . our board of directors is divided into three classes, each serving three-year terms;

     . super-majority voting is required to amend key provisions of our certificate of incorporation and by-laws;

     . there are limitations on who can call special meetings of stockholders;

     .       stockholders are not able take action by written consent; and

     . advance notice is required for nominations of directors and for stockholder proposals.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates. Substantially all of our revenue and capital spending is transacted in U.S. dollars, although a substantial portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli shekels, or NIS. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. In the event of an increase in inflation rates in Israel, or if appreciation of the NIS occurs without a corresponding adjustment in our dollar-denominated revenues, our results of operation and business could be materially harmed.

  As of June 30, 2000, we had cash, cash equivalents and short term investments of $91.5 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities which are subject to interest rate risk. We place our investments with high credit quality issuers and by policy, limit the amount of the credit exposure to any one issuer.

  Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as held-to-maturity and considered to be short-term investments. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount primarily because of the short-term nature of the investments. While all our cash equivalents and short-term investments are classified as "available-for-sale," we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We do not hedge any interest rate exposures.

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

     The initial public offering price was $13.50 per share for an aggregate initial public offering of $104.8 million. After deducting the underwriting discounts and commissions of $7.3 million and the offering expenses of approximately $2.6 million, the net proceeds to us from the offering were approximately $94.9 million.

     From April 3, 2000 until June 30, 2000, we used approximately $600,000 of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, and approximately $4.4 million of the net offering proceeds for working capital. Our temporary investments of the net proceeds from the offering have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.   OTHER INFORMATION

     None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     10.30(1) Addendum # 1 to Collaboration Agreement, dated July 14, 2000, by and among Vyyo Inc., Vyyo Ltd., and ADC Telecommunications, Inc.

     27.1    Financial Data Schedule (Quarter Ended June 30, 2000)

     27.2    Financial Data Schedule (Quarter Ended June 30, 1999)
     ___________________

     (1) We have sought confidential treatment from the Securities and Exchange Commission for selected portions of this exhibit. The omitted portions will be separately filed with the Commission.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 10, 2000


VYYO INC.



By:   /s/ Eran Pilovsky
      ------------------------------------
    Eran Pilovsky, Vice President, Finance
     and Chief Financial Officer
   (Duly Authorized Officer and Principal Financial Officer)