Form 10-Q
period 2000-09-30
VYYO INC
filed 2000-11-08
CIK 1104730

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2000
                                           ------------------

                                      or

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ____________


                        Commission File Number 0-30189
                                               -------

                                  VYYO  INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

                Delaware                                  94-3241270
                --------                                  ----------
      (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)           Number)


      20400 Stevens Creek Boulevard, 8/th/ Floor, Cupertino, California  95014
      --------------------------------------------------------------------------
             (Address of Principal Executive Offices)                 (Zip Code)


      Registrant's telephone number, including area code  (408) 863-2300
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---

As of October 31, 2000, there were 37,595,199 shares of Common Stock ($0.0001 par value) outstanding.

                                     INDEX

                                   VYYO INC.

                                                                                 Page No.
                                                                                 -------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Condolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets-September 30, 2000
          and December 31, 1999................................................      3

         Condensed consolidated statements of operations-three and nine
          months ended September 30, 2000 and 1999.............................      4

         Condensed consolidated statements of cash flows-nine months
          ended September 30, 2000 and 1999....................................      5

         Notes to condensed consolidated financial statements..................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............     22

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings......................................................     23

Item 2. Changes in Securities and Use of Proceeds..............................     23

Item 3. Defaults upon Senior Securities........................................     24

Item 4. Submission of Matters to a Vote of Security Holders....................     24

Item 5. Other Information......................................................     24

Item 6. Exhibits and Reports on Form 8-K.......................................     24

SIGNATURE......................................................................     25

Part I.  Financial Information
Item 1. Condensed Consolidated Financial Statements

                                   Vyyo Inc.
                     Condensed Consolidated Balance Sheets
                                (In Thousands)

                                                       December 31,         September 30,
                                                       ------------         -------------
                                                          1999                  2000
                                                          ----                  ----
                                                        (Note 1)             (Unaudited)
Assets
------
Current Assets
--------------
Cash and cash equivalents                            $  5,036              $ 78,299
Short-term investments                                      -                58,992
Accounts receivable, net                                  583                 2,351
Inventory                                               1,132                 3,754
Other current assets                                      517                 1,968
                                                     --------              --------
  Total current assets                                  7,268               145,364

Property and equipment, net                             1,095                 2,646
                                                     --------              --------
                                                     $  8,363              $148,010
                                                     ========              ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Short term debt obligations                          $  2,371              $      -
Accounts payable                                          895                 3,119
Accrued liabilities                                     3,153                10,422
Deferred income                                           639                     -
                                                     --------              --------
  Total current liabilities                             7,058                13,541

Commitments and Contingencies
-----------------------------
Stockholders' Equity
--------------------

Convertible preferred stock                            15,369                    --
Common stock                                           66,412               238,427
Notes receivable from stockholders                       (920)                  (75)
Deferred stock compensation                           (13,400)              (10,100)
Other comprehensive income                                  -                     8
Accumulated deficit                                   (66,156)              (93,791)
                                                     --------              --------
  Total stockholders' equity                            1,305               134,469
                                                     --------              --------
                                                     $  8,363              $148,010
                                                     ========              ========

See Notes to Condensed Consolidated Financial Statements

  Note 1: The condensed consolidated balance sheet at December 31, 1999, has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   Vyyo Inc.
                Condensed Consolidated Statements of Operations
                     (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                         ------------------            -----------------
                                                           September 30,                  September 30,
                                                           -------------                  -------------
                                                       1999              2000            1999            2000
                                                       ----              ----            ----            ----
Net revenues                                         $ 1,110           $ 4,465        $  3,076        $  9,321

Cost of revenues                                       1,111             3,086           3,122           6,576
                                                     -------           -------        --------        --------
Gross profit (loss)                                       (1)            1,379             (46)          2,745

Operating Expenses
------------------
Research and development                                 842             3,957           2,495           8,589
Sales and marketing                                      574             2,350           1,328           5,893
General and administrative                               597             2,095           1,441           5,914
Amortization of deferred stock compensation              400             2,670             800          12,607
                                                     -------           -------        --------        --------
Total operating expenses                               2,413            11,072           6,064          33,003
                                                     -------           -------        --------        --------
Operating loss                                        (2,414)           (9,693)         (6,110)        (30,258)

Charge for amended financing arrangements             (5,200)                -          (5,200)              -
Interest and other income (expense), net                (163)            1,446            (556)          2,623
                                                     -------           -------        --------        --------
Net loss                                             $(7,777)          $(8,247)       $(11,866)       $(27,635)
                                                     =======           =======        ========        ========
Net Loss Per Share:
  Basic and diluted                                  $ (0.66)          $ (0.23)       $  (1.76)       $  (0.89)
                                                     =======           =======        ========        ========
  Shares used in per share computation -
   basic and diluted                                  11,798            35,707           6,732          30,949
                                                     =======           =======        ========        ========

See Notes to Condensed Consolidated Financial Statements

                                   Vyyo Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                                September 30,
                                                                                -------------
                                                                         1999                  2000
                                                                         ----                  ----
Operating Activities:
--------------------

Net loss for the period                                               $(11,866)             $(27,635)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                            344                   824
  Charge for amended financing arrangements                              5,200                     -
  Amortization of deferred stock compensation                              800                12,607
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (541)               (1,768)
    Inventory                                                              738                (2,622)
    Other current assets                                                   172                (1,451)
    Accounts payable                                                      (331)                2,224
    Accrued liabilities                                                    843                 7,269
    Deferred income                                                        339                  (639)
                                                                      --------              --------
Net cash used in operating activities                                   (4,302)              (11,191)
                                                                      --------              --------
Investing Activities:
---------------------
Purchases of property and equipment                                       (437)               (2,383)
Purchases of short term investments                                          -               (61,026)
Proceeds from sale of short term investments                                                   2,042
Proceeds from sale of property and equipment                                16                     8
                                                                      --------              --------
Net cash used in investing activities                                     (421)              (61,359)
                                                                      --------              --------

Financing Activities:
---------------------
Repayment of short-term debt obligations                                  (315)               (2,371)
Proceeds from short- term debt obligations                                 290                     -
Proceeds from loans from stockholder                                     1,385                     -
Proceeds from stockholder note                                           2,080                 1,170
Issuance of common and preferred stock for cash                          4,976               147,014
                                                                      --------              --------
Net cash provided by financing activities                                8,416               145,813
                                                                      --------              --------

Increase  in cash and cash equivalents                                   3,693                73,263
Cash and cash equivalents at beginning of period                           131                 5,036
                                                                      --------              --------
Cash and cash equivalents at end of period                            $  3,824              $ 78,299
                                                                      ========              ========

Noncash Financing Activities
Conversion of stockholders' note into common stock                    $  3,515              $      -
Issuance of common stock for note receivable                          ========              ========
                                                                      $  3,000              $      -
Conversion of convertible preferred stock upon initial public         ========              ========
 offering                                                             $      -              $ 15,369
                                                                      ========              ========

See Notes to Condensed Consolidated Financial Statements

                                   Vyyo Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. ("Vyyo" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 (File No. 333-45132), filed with the Securities and Exchange Commission.

Net Revenues:
-------------

Net revenues are comprised of product revenues, and in the nine months ended September 30, 2000, also included $480,000 of technology development revenues. Sales to a related party, ADC Telecommunications, Inc., for the nine months ended September 30, 2000, amounted to $3,147,000.

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

The fair value and the amortized cost of available-for-sale securities at September 30, 2000, are presented in the following tables (in thousands):

                                                                  September 30, 2000
                                       -----------------------------------------------------------------------
                                                            Unrealized        Unrealized      Estimated Fair
                                         Amortized            Holding          Holding            Market
                                           Cost                Gains            Losses             Value
                                       -----------        --------------    ---------------   ----------------
Corporate debt securities                $ 64,189          $     61          $    (64)          $ 64,186
United States obligations                  62,444                18                (7)            62,455
Money market                                2,138                 -                 -              2,138
                                         --------          --------          --------           --------
Total                                    $128,771          $     79          $    (71)          $128,779
                                         ========          ========          ========           ========

Reported as:
Cash equivalents                         $ 69,788          $      1          $     (2)            69,787

Short-term investments                   $ 58,983          $     78          $    (69)          $ 58,992
                                         --------          --------          --------           --------
Total                                    $128,771          $     79          $    (71)          $128,779
                                         ========          ========          ========           ========

The contractual maturities of available for sales debt securities classified as short-term investments at September 30, 2000 are as follows (in thousands):

                                          Amortized Cost       Fair Value
                                          --------------       ----------
Due in one year or less                         $100,204         $100,195
Due after one year through three years            28,567           28,584
                                                --------         --------
                                                $128,771         $128,779
                                                ========         ========

3.  Inventory

Inventory is comprised of the following (in thousands):

                                                 December 31,    September 30,
                                                    1999             2000
                                                    ----             ----

                          Raw material            $  631           $2,409
                          Work in process            351              659
                          Finished goods             150              686
                                                  ------           ------
                                                  $1,132           $3,754
                                                  ======           ======

4.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                         December 31,  September 30,
                                                            1999           2000
                                                            ----           ----
                          Compensation and benefits      $1,192          $ 4,833
                          Suppliers and subcontractors
                                                            111              926
                          Warranty                          475              910
                          Withholding tax                   370              653
                          Other                           1,005            3,100
                                                         ------          -------
                                                         $3,153          $10,422
                                                         ======          =======

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

6.  Initial Public Offering and Follow-On Offering

On April 10, 2000, Vyyo sold of 6,750,000 shares of its common stock in an underwritten public offering at a per share price of $13.50 and on May 2, 2000, sold an additional 1,012,500 shares through the exercise of the underwriters' over allotment option for aggregate net proceeds after deducting underwriting discounts and commission and issuance costs of approximately $94.9 million. Upon the closing of the initial public offering, all of the outstanding shares of Series A, Series B and Series C Preferred Stock were converted into common stock.

On September 19, 2000, Vyyo sold 1,750,000 shares of its common stock in an underwritten public offering at a per share price of $31.5625. The net proceeds to Vyyo after deducting underwriting discounts and commission and issuance costs were approximately $51.3 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, contained in Vyyo's Registration Statement on Form S-1 (File No. 333-
45132), filed with the Securities and Exchange Commission.   The matters
addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Vyyo's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

Overview

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $27.6 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was approximately $93.8 million.

We were incorporated in 1996 in Delaware, and succeeded to the business of Vyyo Ltd., formerly PhaseCom Ltd., an Israeli company, under a reorganization. As a result, Vyyo Ltd. became our wholly-owned subsidiary. Prior to our introduction of broadband wireless access systems, we developed and marketed cable broadband communication systems. Our first-generation broadband wireless system was commercially deployed during the first quarter of 1999, for the local multipoint distribution system, or LMDS, and the multichannel multipoint distribution system, or MMDS, frequency bands. Our second-generation, DOCSIS-based, broadband wireless access system was commercially deployed during the first quarter of 2000, for the LMDS and MMDS frequency bands.

Results of Operations

Net Revenues.

     Net revenues include product revenues and technology development revenues. Product revenues are derived primarily from sales of hubs and modems to telecommunications service providers and to system integrators. Product revenues are generally recorded when products are shipped, provided there are no customer acceptance requirements and we have no additional performance obligations. We accrue for estimated sales returns or exchanges and product warranty and liability costs upon recognition of product revenues. Technology development revenues consist of license and development fees under a license and development agreement, and are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. Deferred revenues represent the gross profit on product revenues subject to return or exchange and total payments on technology development not yet recognized.

     Our revenue is concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

     Net revenues increased by 302% from $1.1 million in the third quarter of 1999, to $4.5 million in the third quarter of 2000, and by 203% from $3.1 million in the nine months ended September 30, 1999, to $9.3 million in the nine months ended September 30, 2000. This increase primarily reflects the increase in unit sales of our systems, the recognition of previously deferred revenues of $724,000 upon completion of all our obligations to a customer, and the technology development activities in the nine months ended September 30, 2000. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation DOCSIS-based wireless access system in the fourth quarter of 1999. All of our product revenues in 1999, relate to sales of cable modem products that we are no longer developing and to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation, DOCSIS-based, wireless access systems in the fourth quarter of 1999. Technology development revenues were $480,000 and $240,000 in the nine months ended September 30, 2000, and 1999, respectively.

Cost of Revenues.

     Cost of revenues consists of costs of product revenues. Costs of technology development revenues in the first nine months of 2000, were immaterial. Cost of product revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products. Cost of technology development consists of direct labor costs and materials for the engineering efforts related to the technology development arrangement.

     Cost of revenues increased from $1.1 million in the third quarter of 1999, to $3.1 million in the third quarter of 2000, and from $3.1 million in the first nine months of 1999, to $6.6 million in the first nine months of 2000. These increases were attributable primarily to increased shipments of our products and, in the first nine months of 2000, to inventory write down of approximately $300,000 for excess and obsolete cable products we are no longer deploying in 2000. Gross margins increased from negative margins in 1999, to 31% in the third quarter of 2000, and 29% in the nine months ended September 30, 2000. The increase in gross margin reflects the cost effectiveness of the second-generation DOCSIS-based wireless broadband systems, recognition of revenues previously deferred offset by inventory write down and to a lesser extent the impact of technology development revenues. Gross margins in the first nine months of 1999, were negatively affected by the high fixed costs associated with the first generation wireless modem products. We expect that our gross margins will continue to fluctuate.

     Prior to 1997, we participated in several Israeli government research and development incentive programs under which we received research and development participation of approximately $3.7 million. We are obligated to pay royalties at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts of 100% or 150% of the funded amount. As of September 30, 2000, we had repaid or provided for the repayment of grants amounting to $917,000. As we currently intend to gradually decrease the manufacture and sale of products developed within any of the projects funded by the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade or by the Israel-United States Binational Industrial Research and Development Foundation, we believe that the remaining contingent royalty liability is approximately $565,000.

Research and Development Expenses.

     Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased from $842,000 in the third quarter of 1999, to $4.0 million in the third quarter of 2000, and from $2.5 million in the first nine months of 1999, to $8.6 million in the first nine months of 2000. These increases were due to increases in the number of research and development personnel and related activities, related costs of facilities and in the third quarter of 2000, a one time fee of $450,000 paid to ADC Telecommunications for development services. We believe continued significant investment in research and development is essential to our future success and plan on continuing to increase our research and development activities including recruiting and hiring additional personnel and expanding our research and development facility to accommodate the additional personnel, which will result in increased expenses in absolute dollars. Accordingly, we expect that research and development expenses will continue to increase in future periods.

Sales and Marketing Expenses.

     Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses increased from $574,000 in the third quarter of 1999, to $2.4 million in the third quarter of 2000, and from $1.3 million in the first nine months of 1999, to $5.9 million in the first nine months of 2000. The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel and related activities. In the second and third quarters of 2000, we began to expand our sales and marketing activities in worldwide locations such as South East Asia, South America and Europe. We plan to continue to increase our sales and marketing activities, including recruiting and hiring additional sales personnel inside and outside of the US, which will result in increased expenses in absolute dollars. Accordingly, we expect that sales and marketing expenses will increase in future periods.

General and Administrative Expenses.

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses increased from $597,000 in the third quarter of 1999, to $2.1 million in the third quarter of 2000, and from $1.4 million in the first nine months of 1999, to $5.9 million in the first nine months of 2000. We hired additional senior management personnel in the first quarter of 2000, and are planning to expand operational and corporate activities, including support of our operations as a public company. We expect that general and administrative expenses will continue to increase in future periods.

Amortization of Deferred Stock Compensation.

     Deferred stock compensation represents the aggregate differences between the respective exercise price of stock options or purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the underlying options. Amortization expense was $2.7 million in the third quarter of 2000, and $12.6 million the nine months ended September 30, 2000, compared to $400,000 in the third quarter of 1999, and $800,000 in the nine months ended September 30, 1999. We currently expect to record amortization of deferred stock compensation expense of approximately $2.0 million in the remainder of 2000, $5.1 million in 2001, $2.4 million in 2002, and $600,000 in 2003, for options issued through the completion of the initial public offering on May 2, 2000.

Interest and Other Income (Expense), Net.

     Interest income and other (expense) includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. In the second quarter of 2000, we repaid all of our outstanding loans. Net interest expense for the third quarter of 1999 was $163,000, compared to net interest income of $1.4 million in the third quarter of 2000, and net interest expense of $556,000 in the first nine months of 1999, compared to $2.6 million net interest income in the first nine months of 2000. Substantially all of the interest and other income in the third quarter of 2000, are represented by interest income on our cash and short-term investment balances. Interest and other income increased in the nine months ended September 30, 2000, as compared with the corresponding period in 1999, because of the increase in the average balance of invested cash equivalents and short-term investments relating to the proceeds from completion of our public offerings in April and September of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

From our inception through the first quarter of 2000, we funded operations primarily through the private placement of our equity securities and borrowings from stockholders and banks. On April 10, 2000, we completed our initial public offering of 6,750,000 shares of common stock at a price of $13.50 per share, and on May 2, 2000, we sold an additional 1,012,500 shares at a price of $13.50 per share, pursuant to the underwriters' exercise of the over-allotment option. The total net proceeds from the initial public offering were approximately $94.9 million. On September 19, 2000, we sold 1,750,000 shares of our common stock in an underwritten public offering at a per share price of $31.5625.The net proceeds for Vyyo were approximately $51.3 million after deducting underwriting discounts and commission and issuance costs. As of September 30, 2000, we had $137.3 million of cash, cash equivalents and short-term investments.

Cash used in operations includes expenditures associated with development activities, marketing efforts, and working capital expansion related to commercialization of our products. In the first nine months of 2000, cash used in operations was $11.2 million, comprised of our net loss of $27.6 million, partially offset by a non-cash charge of $12.6 million for deferred stock compensation and changes in other working capital accounts. In the first nine months of 1999, cash used in operations was $4.3 million, comprised of our net loss of $11.9 million, partially offset by non-cash charges of $6.0 million and changes in working capital accounts.

We have made investments in property and equipment of approximately $2.4 million in the first nine months of 2000. Financing activities in the first nine months of 2000, generated $145.8 million and relate to proceeds from our public offerings, payment of a stockholder promissory note and proceeds from stock option exercises, net of repayment of all of our short-term obligations.

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

We have a limited operating history in the broadband point-to-multipoint wireless access market, which may limit an investor's ability to evaluate our business.

The broadband wireless access market is only beginning to emerge. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation wireless access system in the fourth quarter of 1999. All of our product revenues in 1997 and 1998, and a substantial portion of our product revenues in 1999, relate to sales of cable modem products that we are no longer developing. Virtually all of the remaining revenues in 1999, relate to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation wireless access system in the fourth quarter of that year. Our second-generation wireless access system is based on the cable industry's standard set of communications rules, or protocols, that we have adopted for use in wireless applications. Therefore, the success of our business will be entirely dependent upon the success of our wireless products generally, and our new wireless products in particular. We have a very limited operating history in the broadband wireless access market upon which to evaluate our future prospects, and the revenue and income potential of our business and market are unproven. Our limited operating history in this market may limit an investor's ability to evaluate our prospects due to:

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $43.6 million in 1999, and approximately $27.6 million in the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was approximately $93.8 million. We intend to significantly increase our operating expenses, especially our marketing and selling expenses, and our research and development expenses. However, our revenues may not grow or even continue at their current level. If our revenues do not rapidly increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

Sales to ADC Telecommunications accounted for approximately 34% of our net revenues in the nine months ended September 30, 2000, 20% of our net revenues for 1999, and approximately 31% of our net revenues for 1998. The loss of ADC Telecommunications as a customer, or the delay of significant orders from it, even if only temporary, could, among other things:

     . reduce or delay our revenues;

     . harm our reputation with major service providers, particularly if ADC
       Telecommunications were to replace our products with a competitor's products; or

     . reduce our ability to predict our cash flow accurately.

There are a limited number of system integrators that have the financial resources or technical expertise to sell or integrate our systems globally. If ADC Telecommunications will not sell, service or integrate our products, and we cannot secure other system integrators as replacements, we would be limited in our ability to sell our products. Our August 1999 collaboration agreement with ADC Telecommunications provided that ADC Telecommunications had exclusive rights to sell our products to certain customers. We amended this agreement with ADC Telecommunications in the third quarter of 2000, to, among other things, remove the exclusivity clause. Notwithstanding this amendment, we believe that should ADC Telecommunications cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

A relatively small number of customers account for a large percentage of our revenues. In 1999, ADC Telecommunications accounted for approximately 20% of our revenues, Aster City Cable accounted for approximately 14% of our revenues, Shanghai Bell accounted for approximately 13% of our revenues and Philips Semiconductor accounted for approximately 12% of our revenues. Revenues attributable to Aster City Cable and Shanghai Bell relate to sales of cable products that we are no longer developing. Accordingly, we do not anticipate recognizing material amounts of revenue from these products in the future. Revenues attributable to Philips Semiconductor relate to a joint technology development arrangement that we expect to complete in the second half of 2000, and no similar arrangements are contemplated.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitor is Hybrid Networks, Inc., and other companies, such as Adaptive Broadband Corporation and BreezeCOM Ltd., have announced plans to enter the MMDS market. In addition, well-capitalized companies such as Cisco Systems, Lucent Technologies, Alcatel and other vendors have announced plans to enter, or are potential entrants into, the broadband wireless market. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

Sales outside of North America accounted for approximately 23% of our revenues in the nine months ended September 30, 2000, 39% of our revenues in 1999, and 55% of our revenues in 1998. We expect that international sales will continue to account for a significant portion of our revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

Our Chief Executive Officer, John O'Connell, joined us in October 2000, and several of our existing senior management personnel, including Eran Pilovsky, our Chief Financial Officer, and Arnon Kohavi, our Senior Vice President of Strategic Relations, joined us in the last twelve months. As a result, our senior management team has had a limited time to work together. If they are unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

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

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board, John O'Connell, our Chief Executive Officer, and Menashe Shahar, our Vice President, Engineering and Chief Technical Officer, the loss of any of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the service of Davidi Gilo, our Chairman of the Board, John O'Connell, our Chief Executive Officer, and Menashe Shahar, our Chief Technical Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo, John O'Connell, Menashe Shahar, other members of senior management or other key personnel could seriously harm our business.

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

We expect that the net proceeds from our initial public offering completed in May 2000, and our secondary public offering completed in September 2000, and cash from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses, including:

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

In July 2000, we and five other industry participants announced the formation of a Wireless Digital Subscriber Line Consortium to accelerate the deployment of broadband wireless solutions to the marketplace. The goal of the Consortium is to provide the industry with standardized, timely, multi-vendor solutions for broadband wireless access. If the Wireless Digital Subscriber Line Consortium is not successful or we are not able to otherwise influence industry standards, we will not benefit from our contributions to the Consortium and our products may not be accepted in the marketplace.

Because our principal stockholders and management have the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

     Our management and ADC Telecommunications collectively own approximately 54% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

     . announcements by us or our competitors of new products or technological innovations

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

Our final testing and assembly and research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have recently escalated, which could disrupt our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

Several of our capital investments have been granted "approved enterprise" status under Israeli law providing us with tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax benefits and would likely be denied these benefits in the future. From time to time, the Government of Israel has discussed reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. This termination or reduction of these benefits would increase our taxes and could seriously harm our business.

In May 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued its report recommending a major reform in the Israeli tax system. The proposed tax reform, which could become effective as of January 1, 2001, provides for material changes in the current Israeli structure. Some of the committee's proposals may have adverse tax consequences for us and for certain of our stockholders. For example, the committee proposes to eliminate the existing initial tax exemption granted with respect to income generated from any Approved Enterprise facilities that we have. Because we cannot predict whether, and to what extent, this committee's proposals, or any of them, will eventually be adopted and enacted into law, we and our stockholders face uncertainties as to the potential consequences of these tax reform proposals.

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

     As of September 30, 2000, we had cash, cash equivalents and short term investments of $137.3 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities which are subject to interest rate risk. We place our investments with high credit quality issuers and by policy, limit the amount of the credit exposure to any one issuer.

  Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as held-to-maturity and considered to be short-term investments. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount primarily because of the short-term nature of the investments. While all our cash equivalents and short-term investments are classified as "available-for-sale," we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We do not hedge any interest rate exposures.

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

  From April 3, 2000, until September 30, 2000, we used approximately $2.3 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, and approximately $8.8 million of the net offering proceeds for working capital. Our temporary investments of the net proceeds from the offering have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

  On September 19, 2000, we completed an underwritten public offering of our common stock in which we sold 1,750,000 shares and certain stockholders sold 2,250,000 shares. The managing underwriters in the offering were Banc of America Securities LLC, CIBC World Markets Corp., Dain Rauscher Incorporated, Needham & Company, Inc. and W.R. Hambrecht + Co., LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the Securities and Exchange Commission on September 13, 2000.

  The public offering price was $31.5625 per share for an aggregate public offering price of the shares we sold of $55.2 million and an aggregate public offering price of the shares sold by the selling stockholders of $71.0 million. After deducting the underwriting discounts and commissions of $6.6 million and the offering expenses of approximately $1.0 million, the net proceeds to us from the offering were approximately $51.3 million and the net proceeds to the selling stockholders were approximately $67.3 million.

  On September 14, 2000, we commenced the offering. The offering terminated on October 16, 2000, upon expiration of the underwriters' over-allotment option to purchase up to an additional 600,000 shares. We and the selling stockholders sold an aggregate of 4,000,000 shares of the 4,600,000 shares of common stock registered under the Registration Statement. The 600,000 shares subject to the underwriters' over-allotment option were not sold in the offering.

     From September 13, 2000, until September 30, 2000, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from the offering have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.   OTHER INFORMATION

     On October 12, 2000, John O'Connell joined Vyyo as our Chief Executive Officer. Davidi Gilo intends to remain as Chairman of the Board.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     10.34(1) Addendum # 2 to Collaboration Agreement, dated September 19, 2000, by and among Vyyo Inc., Vyyo Ltd., and ADC Telecommunications, Inc.

     27.1     Financial Data Schedule (Quarter Ended September 30, 2000)

     27.2     Financial Data Schedule (Quarter Ended September 30, 1999)
     ___________________

     (1) We have sought confidential treatment from the Securities and Exchange Commission for selected portions of this exhibit. The omitted portions will be separately filed with the Commission.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2000. On October 16, 2000, we filed a report on Form 8-K reporting that John O'Connell had been appointed as our Chief Executive Officer.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 7, 2000


VYYO INC.



By:   /s/ Eran Pilovsky
      ----------------------------------------
    Eran Pilovsky, Vice President, Finance
     and Chief Financial Officer
    (Duly Authorized Officer and Principal Financial Officer)