Form 10-K405
period 2000-12-31
VYYO INC
filed 2001-02-16
CIK 1104730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number 0-30189

                                   VYYO INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                  94-3241270
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

     20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California 95014
          (Address of principal executive offices,including zip code)

                                (408) 863-2300
              (Registrant's telephone number, including area code)

                                --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.0001 par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 8, 2001 was approximately $159,050,500. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $11.03 per share, the average of the bid and asked prices of the Common Stock as reported on the Nasdaq National Market on February 8, 2001, and
(ii)each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate.

The number of shares of Common Stock outstanding on February 8, 2001 was 37,283,615 shares.

Documents Incorporated By Reference: Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant's annual meeting of stockholders to be held on May 8, 2001.

                                   VYYO INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I
                                                               Page
                                                               ----

Item 1.    Business...........................................   3

Item 2.    Properties.........................................  13

Item 3.    Legal Proceedings..................................  13

Item 4.    Submission of Matters to a Vote of Security Holders  13

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................    14

Item 6.    Selected Financial Data...........................    15

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............    17

Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk.......................................    33

Item 8.    Financial Statements and Supplementary Data.......    33

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............    33

                                   PART III

Item 10.   Directors and Executive Officers of the
           Registrant........................................    34

Item 11.   Executive Compensation............................    34

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management....................................    34

Item 13.   Certain Relationships and Related Transactions....    34

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K...........................    35

SIGNATURES...................................................    39

                                    PART I

                 CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding Vyyo's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. All forward-looking statements included in this document are based on information available to Vyyo on the date hereof, and Vyyo assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In particular, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

 . Growth of the wireless broadband access market and acceptance of wireless broadband access technology

 . The timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers

 .  our dependence on a limited number of customers

 .  implementing our business strategy

 .  attracting and retaining customers and employees

 .  existing and future competition in our markets

 . obtaining and expanding market acceptance of the products we offer and development of new products

 .  rapid technological changes in our industry

     In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Certain Factors That May Affect Future Results" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations. We caution potential investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1.  Business

Overview

     We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers and system integrators, who provide network planning and integration services and integrate our systems with other components in the network and provide their customers with end-to-end network solutions. We also provide system integration services to some of our service provider customers to more effectively implement our systems.

     Our systems are deployed in point-to-multipoint applications at the radio frequencies licensed for two-way broadband communication. Point-to-multipoint technology refers to the ability of a central, wireless hub to transmit and receive network traffic to and from multiple subscriber modems. Our systems are based on the Internet protocol, or IP, which is the networking standard used to deliver voice and data over the Internet. Networking standards are the special set of rules for communicating that the end points in a telecommunication connection use to send signals back and forth. Service providers use our system to bridge the segment of the network that connects the service providers' systems directly to the subscribers, commonly referred to as the last mile.

     Our system consists of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system software and wireless subscriber modems. Each wireless hub is located at a base station, which houses the components in the network. Each hub transmits and receives network traffic to and from our wireless modems, which are installed at multiple subscriber locations. Our integrated network management system, which manages the traffic over the network, optimizes how quickly and efficiently the system operates by allocating bandwidth, which describes the amount of data which can travel over the wireless signal.

Industry Background

     The volume of high-speed data traffic across worldwide communications networks has grown dramatically as the public Internet and private corporate intranets have been broadly adopted for communications and e-commerce. This traffic growth has created demand for cost-effective, high-speed communications, as subscribers increasingly rely on numerous applications and data-intensive content, such as full-streaming video where subscribers watch video clips with sound over the Internet, voice over IP where subscribers conduct voice calls over the Internet instead of their telephones, and remote access where telecommuters gain access to corporate networks from locations other than their offices.

     The growth in data traffic has increased the demand for high speed access. In light of this demand, the Federal Communications Commission, or FCC, has taken steps to increase the availability of frequencies and bandwidth that may be used by wireless carriers in the United States for such data transmission. The FCC has increased the availability of various frequencies within the bands of 24 to 40 Gigahertz, or GHz, frequencies often referred to as the local multipoint distribution system, or LMDS. In addition, an FCC ruling in September 1998 allowed license holders of the multichannel multipoint distribution system, or MMDS, or various frequencies within the band of 2.15 to
2.68 GHz, to offer two-way broadband wireless data services. Previously, these frequencies had been restricted to one-way video transmissions. In October 2000, the FCC began to evaluate the implications of reallocation or sharing frequency below the 3.0 GHz bands. The FCC has indicated that a final report will be issued by March 1, 2001 that will examine whether it may be necessary to reallocate spectrum for incumbent services, and if so, what spectrum may be made available. If the FCC were to reallocate spectrum from fixed wireless applications to other applications, service providers may delay or alter their deployment plans and schedules which could seriously harm our business.

     International Data Corporation reported that in 1999, Sprint and WorldCom spent over $1.5 billion to purchase companies holding MMDS licenses. In the United States and internationally, emerging carriers may use this technology to bypass existing wire-based infrastructure and to compete with incumbent carriers. And this technology may be used to deploy broadband services in regions where there is no existing wire-based communications infrastructure through which to offer broadband services. The Strategis Group estimates that service provider revenue generated from fixed wireless technologies will grow from $740 million in 2000 to $16.3 billion in 2004.

     Opportunities in broadband wireless access are increasing globally as Europe, Latin America, Asia Pacific and Canada join the United States in promoting competition in the local communications services market by allocating frequencies and bandwidth and issuing transmission licenses. Deregulation has created the opportunity for new competitors to use existing and emerging broadband technologies to offer multiple communications services directly to subscribers. There are a number of broadband wire-based technologies that do not utilize airwaves for data and voice transport, but instead use copper wire, fiber optic cable, or other physical wires to transport voice and data. These wire-based technologies deliver high-speed connections, but performance, cost, time for deployment or service availability may limit the use of these alternative technologies to satisfy the needs of service providers and subscribers. Broadband wireless technology allows incumbent and emerging service providers to avoid the limitations of the existing wire-based infrastructure and reach new customers to whom they previously could not provide access, fill coverage gaps in their existing networks and deploy value-added services in a cost-effective manner.

The Vyyo Solution

     Our system is designed to allow service providers to rapidly deploy cost-effective, high speed data connections directly to business and residential subscribers. Our systems are deployed in point-to-multipoint applications at the frequencies licensed for these applications, and consist of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system software and wireless subscriber modems. Each wireless hub is located at a base station, which houses the components in the network. Our integrated network management system manages the traffic over the network, optimizes how quickly and efficiently the system operates by allocating bandwidth. Our wireless modems are installed at multiple subscriber locations.

     . Point-to-multipoint wireless hubs are located inbase stations and send and receive data traffic to and from up to 8,000 wireless subscriber modems very high speeds. Our network management system manages andcontrols the traffic transmitted overour broadband wireless system.

     . Our wireless modems connected to PCs or LANs are located in residences, small/home offices, and medium-sized businesses. These modems send and receive data traffic and provide access to the Internet.

     . Our wireless hub interfaces with a router located in the base station that sends data traffic to the Internet and, in the future, will send voice traffic to the gateway that connects with the public telephone network.

     . System integrators or service providers add additional network equipment, such as antennae to transmit wireless radio frequency signals, and complete the network infrastructure.

     Our system allows service providers to maximize the number of simultaneous subscribers on their networks. Using our point-to-multipoint system, service providers can roll out network service quickly and with a minimal initial investment and can then expand their networks by adding more wireless hubs and subscriber wireless modems as the number of subscribers grows.

     Currently, the primary frequency bands for broadband data services in the United States or other countries are various frequencies within the MMDS and LMDS bands:

     .      MMDS--Multichannel Multipoint Distribution Service--2.150 to
            2.680 GHz(3.5 GHz in Europe); and

     .      LMDS--Local Multipoint Distribution Service--24 to 40 GHz.


     Cost-effective Systems. Service providers worldwide are beginning to use wireless access technologies to deploy high-speed data services as a cost-effective alternative to wire-based communications, such as cable modems and digital subscriber lines. Our wireless system avoids many of the high costs associated with wire-based solutions, such as costs of installing copper wire, cable or fiber and obtaining access rights-of-way and digging up streets to lay wire. We believe that our systems are more cost-effective than other wireless access systems because our IP-based systems are easy to operate and less expensive to install and maintain.

     Standards-based System Design. Our systems are based on DOCSIS, an existing standard from the cable industry that we have enhanced for use in the wireless environment. Because different manufacturers may use different protocols or rules for communicating and sending signals back and forth in their products, these products are often unable to communicate with one another or with products from other manufacturers. By designing systems with communication rules based on an existing industry standard, our systems can be more easily adapted to new standards and rules and make them easier to integrate with other manufacturers' equipment, which contributes to the cost-effectiveness of our systems. The wide availability of key components enable our standards-based systems to be manufactured and deployed at lower costs than most other currently available systems.

     Commercial Deployments.  Our product is one of the first commercially
available wireless hub and modem systems for MMDS and LMDS frequency bands.   In
the past year, our DOCSIS-based system has been in trials or commercially deployed in Australia, Argentina, Brazil, Canada, China, Costa Rica, El Salvador, Guatemala, Mexico, Panama, and the United States.

     Flexible Platform. Our systems are highly scalable which allows additional users and hubs to be added quickly and easily, so our customers can establish a wireless broadband access network with a relatively low initial investment and later expand the geographic coverage area of the network and increase the number of users who can be served on the network as subscriber demand increases. Our integrated network management system is designed to allow new system features and benefits to be added without costly replacements of existing hardware. Service providers also use the integrated network management system to manage the traffic over the network and optimize how quickly and efficiently the system operates by efficiently allocating bandwidth, or the amount of data that can travel over the wireless signal. These system characteristics allow service providers to maximize the number of simultaneous end-users served by a hub while preserving the speed and quality of data transmission.

Products

     Wireless Hub. Our wireless hub manages data communications between wireless modems located at subscribers' locations and network devices such as routers located at a central office or base station. The primary role of the wireless hub is to manage the upstream traffic from the subscriber toward the public telephone and data networks, and the downstream traffic from the networks toward the subscriber. Our wireless hub can support up to 8,000 wireless modems.

     Our wireless hub employs a unique open physical layer (PHY) architecture that allows us to easily replace the PHY boards in the hub as more sophisticated technology becomes available. Our wireless hub is designed to support a variety of channel capacities by using any combination of six communications modules as either upstream or downstream modules, with each upstream module supporting six upstream receivers, and each downstream module supporting one downstream transmitter. For example, our system can provide, among other combinations, 30 upstream channels and one downstream channel or 24 upstream channels and two downstream channels. A channel is a subdivision of a frequency band used to transmit radio frequency signals. This flexibility allows the system engineer to configure a system for each specific situation.

     Our wireless hub may be accessed for modification or transmitter or receiver module replacement by the operator while maintaining continuous operation. Most of the modules are identical, which is intended to reduce maintenance and inventory requirements. When used in combination with our wireless modems, our wireless hub enables radio frequency performance in any of the currently licensed point-to-multipoint frequency bands. Multiple wireless hubs may be controlled through the same network management system operator interface, either locally or from a remote location.


     Our integrated network management system is a Windows NT-based software package that manages overall system operations. The system features graphical views of all parts of the network, subscribers, modems and traffic patterns.
The network management system allows network operators to configure, maintain and troubleshoot hubs and modems from a central workstation. Our network management system also enables the network operator to work at a location remote from the public telephone network or the data network, thereby increasing the system's operational flexibility. In addition, our systems can adjust automatically to more efficiently utilize available bandwidth. This utilization can translate into increased potential revenue for service providers as compared to other currently available wireless products.

     Wireless Modem. Our wireless subscriber modem is designed for residential, home office or small office deployment. It supports up to 15 individual users simultaneously through a separate Ethernet hub or switch.

     Technology

     Our experience in designing shared bandwidth communications systems using time division multiple access, or TDMA, technology is the foundation of our expertise in the point-to-multipoint broadband wireless access market. TDMA is a wireless technology that allows multiple users to share available bandwidth. We believe that we have extensive expertise in system design, as well as modem and broadband radio frequency technology. We have developed media access controller, or MAC, layer algorithms, or software code, that maximize the number of subscribers that can share a single upstream channel.

     Internet Protocol Expertise. Our system architecture supports Internet Protocol communications traffic, and our primary systems component, the media access controller, is optimized for Internet Protocol communications traffic. We have designed our systems to support variable-length Internet Protocol packets, which carry the data being transmitted, including the most common packet size of 64 bytes.

     DOCSIS+(TM) Standard. Our systems use an enhanced version of the cable industry's DOCSIS standard, which we call DOCSIS+(TM). Our DOCSIS+(TM) standard provides for comprehensive support of all Internet Protocol-based services. We believe that we are the first company to modify the DOCSIS standard to suit the
wireless environment.   We have developed media access controller layer
algorithms based on DOCSIS+(TM) for our wireless hubs and modems and have made additional enhancements to facilitate reliable communication over the MMDS and LMDS frequency bands.

     Enhanced MAC Layer Algorithms. Our enhanced media access controller layer software code, combined with select physical layer software code, provide robust performance under adverse conditions and effectively utilize the limited frequency and bandwidth allocations of the MMDS band.

     Signal Processing Technology. We develop, deploy and support the networking architecture for the multiple modules required in our systems. Specifically, we have developed technology that is designed to correct transmission errors and prevent unauthorized access to the data being transmitted. We believe that our ability to rapidly develop and integrate such modules into our systems provides us with a competitive advantage.

     Scheduling Algorithms. We develop scheduling software code for TDMA -based point-to-multipoint systems. Our network management system is designed to predict user behavior and automatically adjust allocation of frequencies to more efficiently utilize bandwidth. The ability to control and modify the characteristics of the network management system allows us to further optimize it to changing environments and future services.

Customers

     We sell our systems directly to service providers and system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We also provide system integration services to some of our service provider customers to more effectively implement our systems. We sell our systems based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our systems. Our customers can generally cancel or reschedule orders upon short notice and can discontinue using our systems at any time.

     A relatively small number of customers account for a large percentage of our revenues. In 2000, ADC Telecommunications, Inc. accounted for approximately 33% of our revenues, Nortel Networks accounted for approximately 22% of our revenues, and Convergence Communications, Inc. accounted for approximately 10% of our revenues. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in the future.

     Collaborative Arrangements with Systems Integrators and Others. We have a collaboration agreement with ADC, under which we sell our hubs and modems to ADC for resale and distribution to ADC's customers. We granted to ADC a non-exclusive license to use specified software embedded in or provided with our products. As of December 31, 2000, ADC holds approximately 7% of our outstanding common stock.

     In early 2000, we established a relationship with Nortel Networks under which Nortel Networks sells our products on an OEM basis. We began generating revenues from sales of our products to Nortel Networks in the second quarter of 2000. We also have agreements to collaborate with several radio companies, including California Amplifier, REMEC and others, to develop radio products that will interoperate with our equipment.

Sales and Marketing

     The global telecommunications industry is dominated by a limited number of network system integrators. We focus our marketing efforts on network system integrators that have the means to provide vendor financing in situations where our equipment is purchased as part of the total network. For some service providers, this financing is a necessary part of the total network solution. We support our system integrator customers with site demonstrations for their service provider customers. The objective of a site demonstration is to promote the adoption of our systems for deployment within the service provider's network.

     We also sell our systems directly to service providers. In determining which accounts to service directly, we focus on those service providers that prefer to work with a vendor directly and serve as their own system integrator. In some instances, we may serve as a system integrator and provide, through third parties, the other components of the network system.

     Our direct sales force maintains contact with the service provider and the system integrator account team, regardless of the actual distribution channel. This contact keeps us informed of the evolving needs of the service providers and helps strengthen our relationship with each customer. In some markets, we have established distribution relationships with local resellers that also provide support and maintenance to their service provider customers.

     Our marketing group provides marketing support services for our executive staff, direct sales force, system integrators and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and system integrators or resellers, including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

     Our marketing group is also responsible for product management activities throughout each product's lifecycle. These activities include defining product features, approving product releases, specification enhancements to our product and service offerings, and determining future product platforms.

Manufacturing

     We outsource manufacturing to contract manufacturers that have the expertise and ability to reduce costs associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. We outsource printed circuit board assembly and manufacturing of our wireless hubs to contract manufacturers located in Israel. We outsource manufacturing of our wireless modems to a contract manufacturer located in Taiwan. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. Our wireless hubs and modems are currently purchased on a purchase order basis. We have no guaranteed supply or long-term contractual agreements with any of our suppliers. In addition, some of the components included in our systems are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products.

     We assemble our wireless hubs and perform final tests on our systems at our facility located in Jerusalem, Israel. Our facility is ISO 9002-certified. ISO 9002 is a set of international quality assurance standards for companies involved in the design, development, manufacturing, installation and servicing of products or services. These standards are set by the International Organization for Standardization, or ISO, an international federation of national standards bodies. To be recommended for ISO 9002 certification, a company must be audited by an ISO-accredited auditing company and must meet or surpass ISO standards.

Research and Development

     The goal of our research and development activities is to continue the development and introduction of next-generation products for our customers. Our efforts are also focused on reducing the cost and increasing the functionality of our systems, while adapting them to the frequency and interface specifications required for new markets. Our ongoing new product development program assesses service providers' needs and technological changes in the communications market. We are pursuing new generations of many of our products.

     We believe that our extensive experience designing and implementing high quality network and radio components and system software allows us to develop high-value integrated systems solutions. As a result of these development efforts, we believe that we have created an industry-leading platform for cost-effective broadband wireless voice and data delivery with dynamic bandwidth allocation.

     Our future success depends on our continued investment in research and development in radio, networking and software technologies, and we expect to continue to invest a significant portion of revenues in this area. Our research and development expenditures were $3.3 million for 1998, $3.7 million for 1999, and $13.1 million for 2000. We are currently investing significant resources to increase the capacity and extend the capabilities and features of our systems.

     As of December 31, 2000, our research and development staff consisted of 144 employees, the majority of whom are located in Israel.

Competition

     The market for broadband wireless access systems is intensely competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include:

     .     product performance and features;

     .     price of competitive products;

     .     reliability and stability of operation;

     .     ability to develop and implement new services and technologies;

     .     ability to support newly allocated frequencies; and

     .     sales capability, technical support and service.

     The primary competing alternative technologies for broadband access include:

     Digital Subscriber Line. Digital subscriber line, or DSL, technology today transmits data approximately 50 times faster than a conventional dial-up modem using the existing copper wire network. DSL transmission rates are limited, however, by the length and quality of the available copper wires. Various implementations of DSL are being developed and deployed. Service providers deploying DSL technology include incumbent local exchange carriers, such as SBC Communications, Inc. and Bell Atlantic Corporation, as well as numerous competitive local exchange carriers.

     Cable Modems. Cable modems are designed to provide broadband Internet access and are targeted primarily at the residential market. Cable lines pass by 100 million homes in North America, but only a portion of those homes currently have access to two-way cable modem service. Several cable companies are currently offering broadband access services across two-way cable, and cable TV networks will be used increasingly for voice and high-speed data services.

     Fiber-based Solutions. Fiber-based solutions and high-capacity leased lines offer the highest data transmission rate of any of the alternative technologies for broadband access. Fiber optic cables use pulses of light to transmit digital information. Because fiber optic cables support thousands of high speed, local digital connections onto a single higher-speed connection to the central office or the central side of the cable TV network where all the video signals emanate, they offer virtually unlimited bandwidth capacity. Due to their high capacity, fiber optic cables are increasingly being used in the access network in both telecommunications and cable TV applications. However, these solutions are costly to deploy for small business and residential subscribers.

     DSL and cable modem technologies offer data transmission speeds comparable to our broadband wireless technology at comparable modem costs. Fiber optic cable provides faster transmission rates than our broadband wireless technology, though at significantly higher costs.

     Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitor is Hybrid Networks, Inc., and other companies, such as Adaptive Broadband Corporation and BreezeCOM Ltd., have announced plans to enter the MMDS market. In addition, well-capitalized companies such as Cisco Systems, Lucent Technologies, Alcatel and other vendors have announced plans to enter, or are potential entrants into, the broadband wireless market. These vendors have been attracted by investments by WorldCom, Sprint and other service providers in wireless operations. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures may seriously harm our business.

Government Regulation

     Our business depends on the availability of certain radio frequencies for broadband two-way communications. Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties. Each country has different regulation and regulatory processes for wireless communications equipment and uses of radio frequencies. The regulatory environment in which we operate is subject to significant change, the results and timing of which are uncertain. Historically, in many countries the unavailability of radio frequencies for two-way broadband communications has inhibited the growth of such networks. The process of establishing new regulations for broadband wireless frequencies and allocating such frequencies to operators is complex and lengthy. Our customers and potential customers may not be able to obtain sufficient frequencies for their planned uses of our systems. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering our systems and seriously harm our business.

     Our systems must conform to a variety of domestic, foreign and international regulatory requirements established to, among other things, avoid interference among users of radio frequencies and permit interconnection of equipment. Regulatory bodies worldwide have adopted and are adopting or revising standards for wireless communications products. The emergence or evolution of regulations and industry standards for broadband wireless products, through official standards committees or widespread use by operators, could require us to modify our systems, which may be expensive and time-consuming, and incur substantial compliance costs and seriously harm our business.

     We are subject to export control laws and regulations with respect to all of our products and technology. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. Some of our products contain encryption technologies to enable the transfer of data in a manner that preserves the privacy of the parties communicating such data. United States law currently requires Department of Commerce review and classification of the encryption technologies included in our systems before sales of our systems outside the United States, and we are subject to various restrictions on exporting our systems to certain countries. Under Israeli law, means of encryption and encryption equipment are controlled commodities within the meaning of the Control of Commodities and Services Law, 5718-1957, and are therefore subject to the prohibitions, restraints, supervision and control governing it by virtue of such law and regulations and orders thereunder. Such law and regulation prohibit the engagement in means of encryption otherwise than pursuant to a license from the authorized person appointed by the Minister of Defense. Vyyo Ltd.'s license to engage in encryption expires on February 28, 2001. We may not be able to renew these licenses as necessary from time to time. In addition, we may be required to apply for additional licenses to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications, or more stringent export control requirements could seriously harm our business.

Intellectual Property

     We have 18 patent applications pending in the United States and 11 foreign patent applications pending. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business.

     Our success depends in part on our ability to protect our proprietary technologies. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of our products or design around our patents, and the patents may not provide us competitive advantages.
Further, patents held by third parties may prevent the commercialization of products incorporating our technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of our pending or future patents. We also believe that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws, may be more limited than that provided under United States patents and intellectual property laws. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm our business.

     We also rely on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with our employees, advisors and consultants and non-disclosure agreements with certain of our suppliers and distributors. These agreements may be breached, we may not have adequate remedies for any breach or our unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States.

     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps. In this regard, in early 1999 and again in April 2000, we received written notices from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of eleven of Hybrid's issued patents. Vyyo believes, based on the advice of counsel, that these Hybrid patents are invalid or are not infringed by our products.

     Others' patents, including Hybrid's, may be determined to be valid, or some or all of our products may ultimately be determined to infringe the Hybrid patents or those of other companies. Hybrid or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Employees

     As of December 31, 2000, we had 241 employees, of whom 181 were employed in Israel and 60 were employed in the United States or other locations. Of these employees, 144 were principally dedicated to research and development, 33 were dedicated to sales, marketing and customer support and 35 were involved in manufacturing and operations. None of our U.S. employees is represented by a union.

     Our Israeli subsidiary is subject to Israeli labor laws and regulations with respect to our Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay and other conditions of employment.

     Our Israeli subsidiary and our Israeli employees are subject to provisions of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel, and the Coordination Bureau of Economic Organizations, including the Industrialists Associations, by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern cost of living expenses, recreation pay and other conditions of employment. Our Israeli subsidiary provides our Israeli employees with benefits and working conditions above the required minimums. Our employees are not represented by a labor union. We have not experienced any work stoppages.

Item 2.  Properties

     We are headquartered in California, where we lease approximately 18,000 square feet of commercial space in Cupertino and Sunnyvale under month-to-month and up to one-year lease arrangements. These facilities are used for executive office space, including sales and marketing, customer support, and finance and administration. We also lease approximately 27,000 square feet of commercial space in Jerusalem, Israel under a term lease that expires on December 31, 2003, subject to one five-year extension at our option. We intend to move all of our Israeli operations to a new 43,120 square foot facility in July 2001 and to sublease our current facility to another tenant. In June 2000, we entered into a term lease for this new facility. The new lease has a term of four years commencing on January 1, 2001, and is subject to six extensions of two years each. These facilities are used for research and development activities and for product assembly and testing.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock has been traded on the Nasdaq National Market under the symbol "VYYO" since our initial public offering on April 5, 2000. Prior to that date, there was no public market for our common stock. The following table presents for the periods indicated the high and low sales prices for our common stock, as reported by the Nasdaq National Market:


                                                                           Price Range of
                                                                            Common Stock
                                                                    -----------------------------
                                                                        High               Low
                                                                    -----------------------------

Year Ended December 31, 2000
 Second Quarter (beginning April 5, 2000).........................     $35.375            $ 13.25
 Third Quarter....................................................     $44.625            $20.875
 Fourth Quarter...................................................     $30.375            $ 5.375

     On February 8, 2001, the closing price of our common stock as reported on the Nasdaq National Market was $10.875 per share. As of February 8, 2001, there were approximately 156 holders of record of our common stock, which we believe represents approximately 5,600 beneficial holders.

     Dividend Policy. We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Through our subsidiary, Vyyo Ltd., we participate in the "alternative benefits program" under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If Vyyo Ltd. distributes a cash dividend to Vyyo Inc. from income which is tax exempt, other than in the complete liquidation of Vyyo Ltd., it would be taxed at the corporate rate applicable to such income (currently 25%).

     Use of proceeds from sales of registered securities. On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the Securities and Exchange Commission on April 3, 2000. The initial public offering price was $13.50 per share for an aggregate initial public offering of $104.8 million. After deducting the underwriting discounts and commissions of $7.3 million and the offering expenses of approximately $2.6 million, the net proceeds to us from the offering were approximately $94.9 million.

     From April 3, 2000, until December 31, 2000, we used approximately $3.5 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $2.4 million of the net proceeds for repurchase of our common stock, and approximately $15.2 million of the net offering proceeds for working capital.

     On September 19, 2000, we completed an underwritten public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the Commission on September 13, 2000. The public offering price was $31.5625 per share for an aggregate public offering price of the shares we sold of $55.2 million. After deducting the underwriting discounts and commissions of $2.9 million and the offering expenses of approximately $1.0 million, the net proceeds to us from the offering were approximately $51.3 million.

     From September 13, 2000, until December 31, 2000, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and and investment grade, short-term interest bearing securities.

Item 6.   Selected Financial Data


                                                                     Year Ended December 31,
                                                     ----------------------------------------------------
                                                      1996        1997      1998       1999        2000
                                                     -------    -------    -------   --------    --------
                                                             (in thousands, except per share data)
Statement of Operations
 Data:
Net revenues                                         $   478    $ 1,537    $ 2,449   $  4,230    $ 15,378
Cost of revenues                                         896      1,556      2,568      4,316      10,635
                                                     -------    -------    -------   --------    --------

Gross profit (loss)                                     (418)       (19)      (119)       (86)      4,743
Operating expenses:
  Research and
   development                                         1,444      2,398      3,252      3,678      13,086
  Sales and marketing                                    929      1,484      2,413      1,972       8,201
  General and
   administrative                                      1,180      1,200      1,363      2,148       8,785
  Charge for stock
   compensation                                           --         --         --      9,300      14,607
                                                     -------    -------    -------   --------    --------
    Total operating
     Expenses                                          3,553      5,082      7,028     17,098      44,679
                                                     -------    -------    -------   --------    --------
Operating loss                                        (3,971)    (5,101)    (7,147)   (17,184)    (39,936)
  Charge for amended
   financing
   arrangements                                           --         --         --    (25,700)         --
  Interest and other
   income (expense),
   net                                                  (131)      (244)      (524)      (717)      4,704
                                                     -------    -------    -------   --------    --------
Net loss                                             $(4,102)   $(5,345)   $(7,671)  $(43,601)   $(35,232)
                                                     =======    =======    =======   ========    ========

Pro forma net loss (unaudited)(1)                    $(4,102)   $(5,345)   $(7,671)  $ (8,601)   $(20,625)
                                                     =======    =======    =======   ========    ========

Net loss per share: (basic and
   diluted)                                                     $ (5.91)   $ (5.43)   $ (5.40)   $ (1.08)
                                                                =======    =======    =======    =======
Shares used in net loss per
   share (basic and diluted)                                        905      1,412      8,078     32,600
                                                                =======    =======    =======    =======
Pro forma net loss per
  share (unaudited)(2)                                                                $ (0.85)   $ (0.61)
                                                                                      =======    =======
Shares used in pro forma net
 loss per share (unaudited)                                                            10,137     33,685
                                                                                      =======    =======

(1) Pro forma net loss excludes charges for stock compensation and amended financing arrangements.

(2) Pro forma net loss per share (i) reflects the conversion of the outstanding preferred shares into common shares, which automatically converted at the completion of the initial public offering and (ii) excludes charges for stock compensation and amended financing arrangements.

                                               December 31,
                               ---------------------------------------------
                                1996     1997       1998      1999     2000
                               ------   -------   --------   ------  -------
                                              (in thousands)
Balance Sheet Data:

Cash, cash equivalents and
 short term investments        $1,459   $   510   $    131   $5,036  $127,905
Working capital
 (deficiency)                     785    (4,497)   (10,581)     210   123,596
Total assets                    3,074     2,976      3,380    8,363   143,167
Long-term obligations, net
 of current portion             2,328       394         --       --        --
Total shareholders' equity
 (net capital deficiency)        (560)   (3,811)    (9,571)   1,305   127,580

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2000 consolidated financial statements and accompanying notes appearing elsewhere in this annual report. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

Overview

     We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $35.2 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was approximately $101.4 million.

     Prior to our introduction of broadband wireless access systems, we developed and marketed cable broadband communication systems. Our first-generation broadband wireless system was commercially deployed during the first quarter of 1999 for the local multipoint distribution system, or LMDS, and the multichannel multipoint distribution system, or MMDS, frequency bands. Our second-generation, DOCSIS-based, broadband wireless access system was commercially deployed during the first half of 2000 for the LMDS and MMDS frequency bands.

     Net revenues include product revenues and technology development and license revenues. Product revenues are derived primarily from sales of hubs and modems to telecommunications service providers and to system integrators. Product revenues are generally recorded when products are shipped, provided there are no customer acceptance requirements and we have no additional performance obligations. We accrue for estimated sales returns or exchanges and product warranty and liability costs upon recognition of product revenues. Technology development revenues are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. License revenues are recognized when the license technology is delivered. Deferred revenues represent the gross profit on product revenues subject to return or exchange and total payments on technology development not yet recognized.

Results of Operations

Years Ended December 31, 1998, 1999 and 2000

     Net Revenues.

     Net revenues increased 73% from $2.4 million in 1998 to $4.2 million in 1999, and 264% to $15.4 million in 2000. This increase primarily reflects the increase in unit sales of our systems, the technology development and licensing activities in 1999 and 2000 and recognition in 2000 of previously deferred revenues amounting to $724,000. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation DOCSIS-based wireless access system in the fourth quarter of 1999. All of our product revenues in 1998, and a substantial portion of our product revenues in 1999, relate to sales of cable modem products that we are no longer developing. Virtually all of the remaining revenues in 1999 relate to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation, DOCSIS-based, wireless access systems in the fourth quarter of that year. Technology development and licensing revenues were $480,000 in 1999 and less than 10% of revenues in 2000.

     In 1999, approximately 61% of our revenues were derived from customers in North America and 39% from customers outside of North America. In 2000, 82% of our revenues were from customers in North America and 18% from customers outside of North America.

     Our revenues are concentrated among relatively few customers. In 2000, two system integrators, Nortel Networks and ADC, collectively represented approximately 55% of our net revenues. Revenues from ADC, Nortel and Convergence Communications, Inc. represented approximately 33%, 22% and 10%, respectively, of our net revenues in 2000. In 1999, revenues from four customers represented approximately 20%, 14%, 13% and 12% of net revenues. In 1998, revenues from three customers represented approximately 31%, 23% and 15% of net revenues. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few system integration customers for the foreseeable future. As of December 31, 2000, ADC holds approximately 7% of our outstanding common stock.

     Cost of Revenues.

     Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products. Cost of revenues increased from $2.6 million in 1998 to $4.3 million in 1999 and to $10.6 million in 2000. These increases were attributable primarily to increased shipments of our products in each of the three years. Gross margins improved from negative margins in 1998 and 1999 to 31% in 2000. Gross margins in 1998 were negatively affected by the high initial fixed costs and low volumes associated with our proprietary cable modem products. Gross margins in 1999 were negatively affected by the high fixed costs associated with the first generation wireless modem products and inventory write-offs associated with the discontinuation of in-house cable modem assembly, as well as the replacement of a modem system for a key customer with next-generation technology. Cost of revenues included costs of technology development revenues of $313,000 in 1999. The increase in gross margin in 2000 reflects the cost effectiveness of the second-generation DOCSIS-based wireless broadband systems, recognition of revenues previously deferred offset by inventory write-down and to a lesser extent the impact of technology development revenues. We expect that our gross margins will continue to fluctuate in future periods.

     Prior to 1997, we participated in several Israeli government research and development incentive programs under which we received research and development participation of approximately $3.7 million. We are obligated to pay royalties at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts of 100% or 150% of the funded amount. As of December 31, 2000, we had repaid or provided for the repayment of grants amounting to $1.1 million. As we over time have gradually decreased the manufacture and sale of products developed within any of the projects funded by the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade or by the Israel-United States Binational Industrial Research and Development Foundation, we believe that the remaining contingent royalty liability is approximately $300,000.

     Research and Development Expenses.

     Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased from $3.3 million in 1998 to $3.7 million in 1999 and to $13.1 million in 2000. These increases were due to increased levels of activities and related costs of personnel and facilities. We believe significant investment in research and development is essential to our future success and plan on increasing our research and development activities. This includes recruiting and hiring additional personnel and expanding our research and development facility to accommodate the additional personnel, which will result in increased expenses in absolute dollars. Accordingly, we expect that research and development expenses will continue to increase in future periods.

     Sales and Marketing Expenses.

     Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses decreased from $2.4 million in 1998 to $2.0 million in 1999 and increased to $8.2 million in 2000. The fluctuation in sales and marketing expenses in each of the years was primarily due to changes in the number of sales and marketing personnel and the level of trade show and other promotional activities. In 2000 we began to expand our sales and marketing activities in worldwide locations such as South East Asia, South America, and Europe. We plan to continue to increase our sales and marketing activities, including recruiting and hiring additional sales personnel inside and outside of the US, which will result in increased expenses in absolute dollars. Accordingly, we expect that sales and marketing expenses will continue to increase in future periods.

     General and Administrative Expenses.

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses increased from $1.4 million in 1998 to $2.1 million in 1999 and to $8.8 million in 2000. The increase from 1999 to 2000 is due to the hiring of additional senior management personnel and expansion of operational and corporate activities to support the growing research and development and sales and marketing organizations as well as to support our operations as a public company. We expect that general and administrative expenses will continue to increase in future periods.

     Charge for Stock Compensation.

     Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization expense was $9.3 million in 1999 and $14.6 million in 2000. As of December 31, 2000, unamortized deferred compensation related to options issued through the completion of the initial public offering amounted to $8.1 million.

     Charge for Amended Financing Arrangement.

     Charge for amended financing arrangement represents the aggregate differences between the common stock conversion price per share for certain amended notes payable or the related amended warrants' exercise price per common share and the deemed fair market value of our common stock for accounting purposes.

     Interest Income (Expense), Net.

     Interest income and other income (expense) includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. In 2000, we repaid all of our outstanding loans. Net interest expense increased from $524,000 in 1998 to $717,000 in 1999 due to increased borrowings. Net interest income in 2000 was $4.7 million from interest income on our cash and short-term investment balances from proceeds from our initial and follow-on public offerings.

     Income Taxes.

     As of December 31, 2000, we had approximately $32 million of Israeli net operating loss carryforwards, $7 million of United States federal net operating loss carryforwards, and $6 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2020. The state net operating loss carryforwards expire in various amounts between the years 2004 and 2005. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Interim Financial Statements

     The following table presents unaudited quarterly financial information for each of the four quarters in the year ended December 31, 2000. You should read this information in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this annual report.


                                                                     Quarter Ended
                                                    -----------------------------------------------------
                                                    March 31,   June 30,     September 30,   December 31,
                                                      2000       2000            2000           2000
                                                    --------    -------         -------        -------
                                                           (in thousands, except per share data)
Statement of Operations Data:
Net revenues                                        $  1,841    $ 3,015         $ 4,465        $ 6,057
Gross profit                                             449        917           1,379          1,998
Operating loss                                       (11,187)    (9,378)         (9,693)        (9,678)
Net loss                                             (11,255)    (8,133)         (8,247)        (7,597)
Pro forma net loss (1)                                (4,755)    (4,696)         (5,577)        (5,597)
Net loss per share: (basic and
   diluted)                                         $  (0.48)   $ (0.24)        $ (0.23)       $ (0.20)
Shares used in net loss per
   share (basic and diluted)                          23,312     33,828          35,707         37,554
Pro forma net loss per
  share (unaudited)(2)                              $  (0.17)   $ (0.14)        $ (0.16)       $ (0.15)
Shares used in pro forma net
 loss per share (unaudited)                           27,256     34,223          35,707         37,554

(1) Pro forma net loss excludes charges for stock compensation.

(2) Pro forma net loss per share (i) reflects the conversion of the outstanding preferred shares into common shares, which automatically converted at the completion of the initial public offering and (ii) excludes charges for stock compensation and amended financing arrangements.

Liquidity and Capital Resources

     Since our inception, we have funded operations primarily through equity sales and borrowings from stockholders and banks. We raised approximately $6.8 million in 1998 and $11.7 million in 1999 in convertible debt from stockholders and equity. We raised approximately $147.7 million in 2000 from the issuance of common stock, most of which was raised in our initial public offering in April 2000 and our follow-on offering in September 2000. As of December 31, 2000, we had $127.9 million of cash, cash equivalents and short-term investments.

     In 2000 cash used in operations was $17.6 million, comprised of our net loss of $35.2 million offset by depreciation and non-cash charge for stock compensation amounting to $15.8 million and net changes in working capital of $1.9 million. Within working capital, our inventories and accounts receivable increased by

$4.9 million and $2.3 million, respectively, and our accounts payable and accrued liabilities increased by an aggregate of $11.5 million. In 1999, cash used in operations was $6.2 million comprised of $8.6 million of our net loss excluding a non-cash charge for stock compensation and amended financing agreements, an increase in accounts receivable of $336,000, offset by a decrease in inventories of $512,000 and increase in accounts payable and accrued liabilities of $1.5 million. In 1998, cash used in operations was $6.7 million comprised of our net loss of $7.7 million, an increase in inventory of $638,000, partially offset by a $1.1 million increase in accounts payable and accrued liabilities. We have made investments in property and equipment of approximately $5.0 million from 1998 through December 31, 2000.

     On December 21, 2000, we announced a stock repurchase program of up to 4 million shares subject to market conditions and at the discretion of management. As of December 31, 2000, through open market transactions, we repurchased 338,500 shares under the repurchase program for a total of $2.3 million.
Through January 16, 2001, we have repurchased 1.2 million shares for a total of $8.6 million. Our liquidity will be impacted to some extent by the amount of share repurchases, if any, made under the repurchase program in the future.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to devote substantial capital resources to hire and expand our research and development and our sales and marketing organizations, to expand marketing programs and for other general corporate activities. We believe that our current cash, cash equivalents and short-term investment balances, will be sufficient to fund our operations for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to cancel or suspend our stock repurchase program, sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Effective Corporate Tax Rates

     Our tax rate will reflect a mix of the United States federal and state tax on our United States income and Israeli tax on non-exempt income. The majority of our Israeli subsidiary's income is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. Because of these benefits, we will enjoy a tax exemption on income derived from this investment program for a period of six years commencing in the first year in which the Israeli subsidiary will have taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10 to 15% for up to four subsequent years. All of these tax benefits are subject to various conditions and restrictions. There can be no assurance that we will obtain approval for additional Approved Enterprises Programs or that the provisions of the law will not change. Under a proposed tax reform in Israel, tax benefits with respect to future programs may be reduced. Since we have incurred tax losses through December 31, 2000, we have not yet used the tax benefits for which we are eligible.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. There are no significant financial impacts on our financial statements from implementation of the standard.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. We believe that our revenue recognition is in compliance with SAB 101.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transaction and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This Statement is effective for transfers and servicing of of financial assets occurring after March 31, 2001. We believe that the standard will not have a significant effect on our financial condition or results of operations.

Certain Factors That May Affect Future Results

If broadband wireless technology or our implementation of this technology is not broadly accepted, we will not be able to sustain or expand our business.

     Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new, it is difficult to predict which market segments will develop or expand. We particularly depend on the timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers in the United States. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed access and other wireless technologies that we offer or delay their deployment of high speed wireless communication products, we will not be able to sustain or expand our business.

     Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. The failure of service providers to accept our products would seriously harm our business.

We depend on two system integrators for a significant portion of our revenues, and if either of these system integrators does not promote or purchase our products, our business will be seriously harmed.

     Sales to ADC Telecommunications accounted for approximately 33% of our revenues in 2000, and Nortel Networks accounted for approximately 22% of our net revenues in 2000. The loss of either ADC Telecommunications or Nortel Networks as a customer, or the delay of significant orders from them, even if only temporary, could, among other things:

     .  reduce or delay our revenues;

     . harm our reputation with major service providers, particularly if ADC Telecommunications or Nortel Networks were to replace our products with a competitor's products; or

     .  reduce our ability to predict our cash flow accurately.

     There are a limited number of system integrators that have the financial resources or technical expertise to sell or integrate our systems globally. If ADC Telecommunications or Nortel Networks will not sell, service or integrate our products, and we cannot secure other system integrators as replacements, we would be limited in our ability to sell our products. Nortel is not obligated by a long-term contract to purchase our systems, and ADC's agreement with us does not obligate ADC to purchase a minimum number of systems. Our customers, including Nortel and ADC, can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. We believe that should ADC Telecommunications or Nortel Networks cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

     A relatively small number of customers account for a large percentage of our revenues. In 2000, ADC Telecommunications accounted for approximately 33% of our revenues, Nortel Networks accounted for approximately 22% of our revenues, and Convergence Communications, Inc. accounted for approximately 10% of our revenues.

     We expect that we will continue to depend on a relatively limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our customers could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless industry.

     Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in November 2000, the United States Federal Communications Commission issued an interim report on the potential effects of reallocating spectrum from certain frequency bands allocated for two-way fixed wireless applications to third generation (3G) cellular applications. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

     We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $35.2 million in 2000. As of December 31, 2000, our accumulated deficit was approximately $101.4 million. We intend to increase our operating expenses significantly, especially our marketing and selling expenses, and our research and development expenses. However, our revenues may not grow or even continue at their current level. If our revenues do not rapidly increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

     . the mix of products sold by us and the mix of sales channels through which they are sold; and

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

Competition may result in lower average selling prices and we may be unable to reduce our costs at offsetting rates, which may impair our ability to achieve profitability.

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

     The broadband wireless access market is only beginning to emerge. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation wireless access system in the fourth quarter of 1999. All of our product revenues in 1998, and a substantial portion of our product revenues in 1999, related to sales of cable modem products that we are no longer developing. Virtually all of the remaining revenues in 1999 related to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation wireless access system in the fourth quarter of that year. Our second-generation wireless access system is based on the cable industry's standard set of communications rules, or protocols, that we have adopted for use in wireless applications. Therefore, the success of our business will be entirely dependent upon the success of our wireless products generally, and our new wireless products in particular. We have a very limited operating history in the broadband wireless access market upon which to evaluate our future prospects, and the revenue and income potential of our business and market are unproven. Our limited operating history in this market may limit an investor's ability to evaluate our prospects due to:

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

     Sales outside of North America accounted for approximately 18% of our revenues in 2000, and 39% of our revenues in 1999. In addition, we believe that a significant portion of our revenues from customers in North America is derived from sales of products that are being deployed outside of North America. We expect that international sales will continue to account for a significant portion of our revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

     Our Chief Executive Officer, John O'Connell, joined us in October 2000. As a result, he has had only a limited time to work together with our senior management team. If our management is unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

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

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board, John O'Connell, our Chief Executive Officer, and Menashe Shahar, our Chief Technical Officer, the loss of any of whom could seriously harm our business.

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

Third parties may bring infringement claims against us that could harm our ability to sell our products and result in substantial liabilities.

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

     Our systems may contain undetected defects or errors. This may result either from defects in components supplied by third parties or from errors in our software that we have failed to detect. These defects or errors are likely to be found from time to time in new or enhanced products and systems after commencement of commercial shipments. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We may incur significant warranty and repair costs related to defects or errors, and we may also be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

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

If the communications and Internet industries do not continue to grow and evolve in a manner favorable to our business strategy or us, our business may be seriously harmed.

     Our future success is dependent upon the continued growth of the communications industry and, in particular, the Internet. The global communications and Internet industries are evolving rapidly, and it is difficult to predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide
communications market, which   resulted in increased competition and escalating
demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may not be able to execute our business plan.

     We expect that the net proceeds from our initial public offering completed in May 2000, and our secondary public offering completed in September 2000, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses, including:

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

Because our management have the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

     Our management collectively own approximately 48% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

     . announcements by us or our competitors of significant acquisitions or partnerships; and

     .   sales of our common stock.

     Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology companies in particular, have been highly volatile. Our common stock may not trade at the same levels of shares as that of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

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

     . super-majority voting is required to amend key provisions of our certificate of incorporation and bylaws;

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

     In May 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued its report recommending a major reform in the Israeli tax system. The proposed tax reform, which could become effective in the near future and may include certain provisions with retroactive effect as of January 1, 2001, provides for material changes in the current Israeli structure. Some of the committee's proposals may have adverse tax consequences for us and for certain of our stockholders. For example, the committee proposes to eliminate the existing initial tax exemption granted with respect to income generated from any Approved Enterprise facilities that we have. Because we cannot predict whether, and to what extent, this committee's proposals, or any of them, will eventually be adopted and enacted into law, our stockholders and we face uncertainties as to the potential consequences of these tax reform proposals.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

     As of December 31, 2000, we had cash, cash equivalents and short-term investments of $127.9 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy, limit the amount of the credit exposure to any one issuer.

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturity of less than three months at the date of purchase are considered to be cash equivalents; all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount, primarily because of the short-term nature of the investments. While all our cash equivalents and short-term investments are classified as "available-for-sale," we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We do not hedge any interest rate exposures.

Item 8.  Financial Statements and Supplementary Data

     The response to this Item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information regarding directors and executive officers required by
Item 10 is incorporated by reference from the information under the captions "Election of Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for our 2001 annual meeting of stockholders, which we intend to file with the Securities and Exchange Commission on or before March 26, 2001.

Item 11.  Executive Compensation

  The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the definitive proxy statement for our 2001 annual meeting of stockholders, which we intend to file with the Securities and Exchange Commission on or before March 26, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2001 annual meeting of stockholders, which we intend to file with the Securities and Exchange Commission on or before March 26, 2001.

Item 13.  Certain Relationships and Related Transactions

  The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement for our 2001 annual meeting of stockholders, which we intend to file with the Securities and Exchange Commission on or before March 26, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)1.  Financial Statements

          The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

     (a)2.  Financial Statement Schedules

          No financial statement schedules are filed herewith. The schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (a)3.  Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Registrant shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number         Exhibit Title
------         -------------

3.1 Third Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.1* Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.2* 1996 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.3*     1999 Employee and Consultant Equity Incentive Plan (filed as Exhibit
          10.3 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.4* Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.5* 2000 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-8, file no. 333-37804, and incorporated herein by reference).

10.6* Amendment to 2000 Employee Stock Purchase Plan, adopted on November 14, 2001 (filed herewith)

10.7* Form of Stock Purchase Agreement, dated as of December 28, 1999, by and between the Registrant and each of Lewis Broad, Neill Brownstein, Avraham Fischer, Davidi Gilo, John

          Griffin, Samuel Kaplan and Alan Zimmerman (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.8 Series C Preferred Stock Purchase Agreement, dated as of August 13, 1999, by and between the Registrant and ADC Telecommunications, Inc. (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.9 Series C Preferred Stock Purchase Agreement, dated as of December 27, 1999, by and between the Registrant and Arnon Kohavi (filed as Exhibit
          10.10 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.10 Registration Rights and Lock-Up Agreement dated as of April 21, 1996, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.11 Amendment to Registration Rights and Lock-Up Agreement, dated as of August 13, 1999, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as
          Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.12* Employment Agreement with Davidi Gilo (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.13* Employment Agreement with Eran Pilovsky (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.14* Employment Agreement with Stephen P. Pezzola (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.15* Employment Agreement with Michael Corwin (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.16* Employment Agreement with Arnon Kohavi (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.17*    Employment Agreement with Menashe Shahar (filed herewith).

10.18 Unprotected Lease Agreement, dated as of March 7, 1999 between Vyyo Ltd. and Ayalot Investments in Properties (Har Hotzvim) 1994 Ltd. (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.19+ Collaboration Agreement, dated August 6, 1999, between Vyyo Ltd. and ADC Telecommunications, Inc. (filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.20+ License and Development Agreement, dated as of December 1999, by and between Philips Semiconductor, Inc., Vyyo Ltd., and the Registrant (filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.21 Secured Promissory Note, dated January 16, 2000, of Eran Pilovsky for the benefit of the Registrant (filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.22 Amendment No. 2 to Registration Rights and Lock-Up Agreement dated as of February 4, 2000, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as
          Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.23 1997 Series A-2 Warrant, dated December 29, 1997, issued by the Registrant to Eli David (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.24 1998 Series A-2 Warrant, dated February 26, 1998, issued by the Registrant to Eli David (filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.25 Form of 1998 Series B-1 Warrant, dated June 30, 1998, issued by the Registrant to Selawi Business, S.A. and Shaul Berger (filed as Exhibit
          10.27 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.26 Warrant, dated June 2, 1999, issued by the Registrant to Biblica Investment Limited (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.27 1998 Series A-1 Warrant, dated February 3, 1998, issued by the Registrant to Eli David (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.28+ Addendum #1 to Collaboration Agreement, dated July 14, 2000, by and among Vyyo Inc., Vyyo Ltd. and ADC Telecommunications, Inc. (filed as
          Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed on August 11, 2000, and incorporated herein by reference).

10.29 Form of Amendment No. 3 to Registration Rights and Lock-Up Agreement dated as of September 11, 2000, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.30 Israeli Lease Agreement (translated from Hebrew), dated as of June 13, 2000 between Vyyo Ltd. and Har Hotzvim Properties Ltd. (filed as
          Exhibit 10.32 to the Registrant's Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.31 Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering (filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.32+ Addendum #2 to Collaboration Agreement, dated September 19, 2000 by and among Vyyo Inc., Vyyo Ltd., and ADC Telecommunications, Inc. (filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed on November 8, 2000, and incorporated herein by reference).

10.33* Employment Agreement with John O'Connell, dated as of October 12, 2000 (filed herewith).

10.34* Loan and Pledge Agreement, by and between John O'Connell and the Registrant, dated as of October 12, 2000 (filed herewith).

21.1      Subsidiaries of the Registrant

23.1      Consent of Ernst & Young LLP, Independent Auditors


________________

+ We have been granted confidential treatment from the Commission for selected portions of this exhibit. The omitted portions were separately filed with the Commission.

*    Indicates management contract or compensatory plan or arrangement.

  (b)  Reports on Form 8-K

     On October 16, 2000, we filed a report on Form 8-K reporting under Item 5 that John O'Connell had been appointed as our Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.


By: /s/ John O'Connell
    ------------------------------------------------
    John O'Connell, Chief Executive Officer

Date:  February 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                              Title                         Date
            ---------                              -----                         ----
 /s/ Davidi Gilo                   Chairman of the Board of Directors      February 15, 2001
---------------------------------
 Davidi Gilo

/s/ John O'Connell                 Chief Executive Officer (Principal      February 15, 2001
---------------------------------  Executive Officer)
John O'Connell

/s/ Eran Pilovsky                  Chief Financial Officer (Principal      February 15, 2001
---------------------------------  Financial and Accounting Officer)
Eran Pilovsky

/s/ Lewis S. Broad                 Director                                February 15, 2001
---------------------------------
Lewis S. Broad

/s/ Neill H. Brownstein            Director                                February 15, 2001
---------------------------------
Neill H. Brownstein

/s/ Avraham Fischer                Director                                February 15, 2001
---------------------------------
Avraham Fischer

/s/ John P. Griffin                Director                                February 15, 2001
---------------------------------
John P. Griffin

/s/ Samuel L. Kaplan               Director                                February 15, 2001
---------------------------------
Samuel L. Kaplan

/s/ Alan L. Zimmerman              Director                                February 15, 2001
---------------------------------
Alan L. Zimmerman

                                   Vyyo Inc.

                   Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors.........................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000..............  F-3
Consolidated Statements of Operations for the years ended December 31,
  1998, 1999 and 2000.....................................................  F-4
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
  for the years ended December 31, 1998, 1999 and 2000....................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1999 and 2000.....................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Vyyo Inc.

We have audited the accompanying consolidated balance sheets of Vyyo Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vyyo Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Ernst & Young LLP


San Jose, California
January 16, 2001

                                   Vyyo Inc.

                          Consolidated Balance Sheets

                (In thousands, except share and per share data)


                                                                                          December 31,
                                                                                    1999               2000
                                                                            ---------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                      $  5,036             $  33,991
 Short-term investments                                                                -                93,914
 Accounts receivable, net of allowance for doubtful accounts
  of $176 and $44 in 1999 and 2000, respectively                                     583                 2,890
 Inventory                                                                         1,132                 6,006
 Other                                                                               517                 2,382
                                                                              --------------------------------------
Total current assets                                                               7,268               139,183

Property and equipment, net                                                        1,095                 3,984
                                                                              --------------------------------------
                                                                                $  8,363             $ 143,167
                                                                              ======================================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                               $    895             $   6,242
 Accrued liabilities                                                               3,153                 9,345
 Deferred income                                                                     639                     -
 Bank line of credit                                                               2,280                     -
 Equipment financing obligations                                                      91                     -
                                                                              ----------------------------------
Total current liabilities                                                          7,058                15,587

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value at amounts paid in; 5,000,000 shares authorized; 11,564,269 shares issued and outstanding at
  December 31, 1999 (none at December 31, 2000)                                   15,369                     -
 Common stock, $0.0001 par value at amounts paid in; 200,000,000 shares authorized; 23,002,733 and 37,761,828 shares issued and outstanding at
  December 31, 1999 and 2000, respectively                                        66,412               239,613
 Notes receivable from stockholders                                                 (920)               (2,834)
 Deferred stock compensation                                                     (13,400)               (8,100)
 Accumulated other comprehensive income                                                -                   289
 Accumulated deficit                                                             (66,156)             (101,388)
                                                                              --------------------------------------
Total stockholders' equity                                                         1,305               127,580
                                                                              --------------------------------------
                                                                                $  8,363             $ 143,167
                                                                              ======================================

See accompanying notes.

                                   Vyyo Inc.

                     Consolidated Statements of Operations

                     (In thousands, except per share data)


                                                                         Years ended December 31,
                                                            1998                 1999                 2000
                                                     ---------------------------------------------------------------

Net revenues (1)                                        $ 2,449              $  4,230             $ 15,378
Cost of revenues                                          2,568                 4,316               10,635
                                                      --------------------------------------------------------------
Gross profit (loss)                                        (119)                  (86)               4,743

Operating expenses:
 Research and development                                 3,252                 3,678               13,086
 Sales and marketing                                      2,413                 1,972                8,201
 General and administrative                               1,363                 2,148                8,785
 Charge for stock compensation (2)                            -                 9,300               14,607
                                                      --------------------------------------------------------------
 Total operating expenses                                 7,028                17,098               44,679

Operating loss                                           (7,147)              (17,184)             (39,936)
Charge for amended financing arrangements                     -               (25,700)                   -
Interest and other income (expense), net                   (524)                 (717)               4,704
                                                      --------------------------------------------------------------
Net loss                                                $(7,671)             $(43,601)            $(35,232)
                                                      ==============================================================

Net loss per share:
 Basic and diluted                                       $(5.43)               $(5.40)              $(1.08)
                                                      ==============================================================

Number of shares used in per share computation:
 Basic and diluted                                        1,412                 8,078               32,600
                                                      ==============================================================

See accompanying notes.



  (1) Revenues from ADC Telecommunications, Inc., an approximately 7% shareholder at December 31, 2000, were $654 in 1999 and $5,186 in 2000.

  (2) Charge for stock compensation relating to cost of revenues, research and development, sales and marketing and general and administrative were $0, $100, $300 and $8,900 in 1999 and $600, $4,500, $3,907 and $5,600 in 2000.

                                   Vyyo Inc.

    Consolidated Statement of Stockholders' Equity (Net Capital Deficiency)

                (In thousands, except share and per share data)

                                                                                                            Notes
                                                      Convertible Preferred Stock      Common Stock       Receivable     Deferred
                                                      --------------------------------------------------     from          Stock
                                                          Shares         Amount       Shares     Amount   Stockholders  Compensation
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1997                              1,584,110     $  9,732      950,466    $  1,341      $  -         $  -
Issuance of common stock*                                         -            -      263,292         171         -            -
Issuance of Series A preferred stock*                        21,123           15            -           -         -            -
Issuance of Series B preferred stock*                       629,447          603            -           -         -            -
Conversion of notes payable into common stock                     -            -    1,517,741       1,012         -            -
Repurchase of preferred stock and common stock              (20,992)         (15)     (12,596)         (5)        -            -
Issuance of warrants to purchase common stock                     -            -            -         130         -            -
Net loss                                                          -            -            -           -         -            -
                                                       ---------------------------------------------------------------------------
Balance at December 31, 1998                              2,213,688       10,335    2,718,903       2,649         -            -
Issuance of common stock*                                         -            -    6,626,000       3,481      (920)           -
Issuance of Series C preferred stock*                     9,350,581        5,034            -           -         -            -
Issuance of common stock upon exercise of warrants*               -            -    1,091,921       1,947         -            -
Conversion of notes payable into common stock                     -            -   11,128,254       9,090         -            -
Issuance of common stock upon exercise of options                 -            -    1,437,655         845         -            -
Deferred stock compensation                                       -            -            -      22,700         -      (22,700)
Amortization of deferred stock compensation                       -            -            -           -         -        9,300
Charge for amended financing arrangements                         -            -            -      25,700         -            -
Net loss                                                          -            -            -           -         -            -
                                                       ----------------------------------------------------------------------------
Balance at December 31, 1999                             11,564,269     $ 15,369   23,002,733    $ 66,412   $  (920)    $(13,400)
Unrealized gain on investments                                    -            -            -           -         -            -
Net loss                                                          -            -            -           -         -            -
Comprehensive loss                                                -            -            -           -         -            -
Conversion of convertible preferred stock upon
 closing of Initial Public Offering                     (11,564,269)     (15,369)   3,944,583      15,369         -            -
Issuance of common stock in initial and
 follow-on public Offerings*                                      -            -    9,512,500     146,250         -            -
Issuance of common stock upon exercise of
 warrants*                                                        -            -       41,259          41         -            -
Issuance of common stock upon exercise of
 options and pursuant to Employee Stock
 Purchase Plan                                                    -            -    1,599,253       4,571    (3,159)           -
Repayment of shareholders' notes                                  -            -            -           -     1,245            -
Repurchase and retirement of common stock                         -            -     (338,500)     (2,337)        -            -
Deferred stock compensation                                       -            -            -       9,307         -       (9,307)
Amortization of deferred stock compensation                       -            -            -           -         -       14,607
                                                       ----------------------------------------------------------------------------
Balance at December 31, 2000                                      -     $      -   37,761,828    $239,613   $(2,834)    $ (8,100)
                                                       ============================================================================

                                                                   Accumulated         Total
                                                                      Other         Stockholders'
                                                     Accumulated  Comprehensive     Equity (Net)
                                                       Deficit        Income         Deficiency
                                                    -------------------------------------------
Balance at December 31, 1997                           $ (14,884)       $  -        $ (3,811)
Issuance of common stock*                                      -           -             171
Issuance of Series A preferred stock*                          -           -              15
Issuance of Series B preferred stock*                          -           -             603
Conversion of notes payable into common stock                  -           -           1,012
Repurchase of preferred stock and common stock                 -           -             (20)
Issuance of warrants to purchase common stock                  -           -             130
Net loss                                                  (7,671)          -          (7,671)
                                                      ----------------------------------------
Balance at December 31, 1998                             (22,555)          -          (9,571)
Issuance of common stock*                                      -           -           2,561
Issuance of Series C preferred stock*                          -           -           5,034
Issuance of common stock upon exercise of warrants*            -           -           1,947
Conversion of notes payable into common stock                  -           -           9,090
Issuance of common stock upon exercise of options              -           -             845
Deferred stock compensation                                    -           -               -
Amortization of deferred stock compensation                    -           -           9,300
Charge for amended financing arrangements                      -           -          25,700
Net loss                                                 (43,601)          -         (43,601)
                                                      ----------------------------------------
Balance at December 31, 1999                           $ (66,156)       $  -        $  1,305
Unrealized gain on investments                                 -         289             289
Net loss                                                 (35,232)          -         (35,232)
Comprehensive loss                                             -           -         (34,943)
Conversion of convertible preferred stock upon
 closing of Initial Public Offering                            -           -               -
Issuance of common stock in initial and
 follow-on public Offerings*                                   -           -         146,250
Issuance of common stock upon exercise of
 warrants*                                                     -           -              41
Issuance of common stock upon exercise of
 options and pursuant to Employee Stock
 Purchase Plan                                                 -           -           1,412
Repayment of shareholders' notes                               -           -           1,245
Repurchase and retirement of common stock                      -           -          (2,337)
Deferred stock compensation                                    -           -               -
Amortization of deferred stock compensation
  Balance at December 31, 2000                                 -           -          14,607
                                                      ----------------------------------------
Balance at December 31, 2000                           $(101,388)       $289        $127,580
                                                      ========================================

* Net of issuance costs


See accompanying notes.

                                   Vyyo Inc.

                     Consolidated Statements of Cash Flows

                                (In thousands)


                                                                                               Years ended December 31,
                                                                                              1998        1999        2000
                                                                                           ----------------------------------

Operating activities
Net loss                                                                                   $(7,671)   $(43,601)   $(35,232)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and other                                                                        375         454       1,204
 Amortization of deferred stock compensation                                                     -       9,300      14,607
 Charge for amended financing arrangements                                                       -      25,700           -
 Changes in assets and liabilities:
  Accounts receivable                                                                           (8)       (336)     (2,307)
  Other current assets                                                                          34        (169)     (1,865)
  Inventory                                                                                   (638)        512      (4,874)
  Accounts payable                                                                             636        (246)      5,347
  Accrued liabilities                                                                          455       1,663       6,192
  Deferred income                                                                              140         499        (639)
                                                                                         ----------------------------------
Net cash used in operating activities                                                       (6,677)     (6,224)    (17,567)
                                                                                         ----------------------------------

Investing activities
Purchases of property and equipment                                                           (305)       (581)     (4,093)
Proceeds from sale of property and equipment                                                     -          42           -
Purchases of short-term investments                                                              -           -    (105,638)
Sales and maturities of short-term investments                                                   -           -      12,013
                                                                                         ----------------------------------
Net cash used in investing activities                                                         (305)       (539)    (97,718)
                                                                                         ----------------------------------

Financing activities
Proceeds from notes payable to stockholders                                                  5,834       1,385           -
Proceeds from notes receivable from stockholders                                                 -       2,080       1,245
Proceeds from debt                                                                           1,970         310           -
Repayments of capital lease obligations                                                          -        (336)          -
Repayments of debt and capital lease obligations                                            (2,100)          -      (2,371)
Repurchase of preferred stock and common stock                                                 (20)          -      (2,337)
Issuance of preferred stock and common stock                                                   789       8,229     147,703
Issuance of warrants to purchase common stock                                                  130           -           -
                                                                                         ----------------------------------
Net cash provided by financing activities                                                    6,603      11,668     144,240
                                                                                         ----------------------------------

Increase (decrease) in cash and cash equivalents                                              (379)      4,905      28,995
Cash and cash equivalents at beginning of period                                               510         131       5,036
                                                                                         ----------------------------------
Cash and cash equivalents at end of period                                                 $   131    $  5,036   $  33,991
                                                                                         ==================================

Noncash financing activities
Conversion of convertible preferred stock into common stock                                $     -    $      -   $  15,369
                                                                                         ==================================
Conversion of stockholders' notes into common stock                                        $ 1,012    $  9,090   $       -
                                                                                         ==================================
Issuance of common stock for notes receivable                                              $     -    $  3,000   $   3,159
                                                                                         ==================================

Supplemental cash flow information
Interest paid                                                                              $   143    $    141   $     176
                                                                                         ==================================

See accompanying notes.

                                   Vyyo Inc.

                  Notes to Consolidated Financial Statements


1. Business and Significant Accounting Policies

Organization and Basis of Presentation

  Vyyo Inc. (previously Phasecom, Inc.) was incorporated as a Delaware corporation in 1996. Vyyo Inc. together with its subsidiaries (collectively, "Vyyo" or the "Company") supplies broadband wireless access systems used by telecommunications service providers to deliver wireless high-speed data connections to businesses and residential subscribers. The Company sells its products directly to service providers and to system integrators. The majority of the Company's revenues are generated from sales to customers in North America.

  The Company's consolidated financial statements reflect the operations of Vyyo Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

  Net revenues include product revenues and in 1999 and 2000 also include technology development or license revenues ($480,000 in 1999 and less than 10% of revenues in 2000). Product revenues are derived primarily from sales of hubs and modems to telecommunications service providers and to system integrators. Product revenues are generally recorded when products are shipped, provided there are no customer acceptance requirements and the Company has no additional performance obligations. The Company accrues for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

  Technology development revenues are related to best efforts arrangement with customers and license revenue for developed technology. Due to technology risk factors, the costs of the technology development efforts are expensed when incurred and the revenues are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. As for license revenues, the costs are expensed when incurred and revenues are recognized when the license technology is delivered.

  Deferred income in 1999 represent amounts received from customers for products subject to return or exchange and payments on technology development contracts not yet recognized as revenue.

Risk Factors and Concentrations

  The Company is subject to various risks similar to other companies in a comparable stage of growth, including but not limited to dependence on key customers, dependence on key individuals, competition from substitute products and larger companies, and the continued successful development and marketing of its products.

                                   Vyyo Inc.

1. Business and Significant Accounting Policies (continued)

Risk Factors and Concentrations (continued)

  Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and short-term investments, and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for estimated credit losses. Provisions for bad debts in 1998 and 1999 were $11,000, $198,000 and a credit provision of $132,000 in 2000. Write-offs of uncollectible accounts in 1998, 1999 and 2000 were $0, $209,000 and $31,000, respectively.

  Sales to one customer represented 31%, 20% and 33% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively. Sales to another customer represented 15% and 13% of total revenues for the years ended December 31, 1998 and 1999, respectively. Sales to two other customers represented 14% and 12% of total revenues for the year ended December 31, 1999. Sales to one other customer represented 23% of revenues for the year ended December 31, 1998 and 10% for the year ended December 31, 2000. Sales to one other customer represented 22% of total revenues for the year ended December 31, 2000.

  In August 1999, ADC Telecommunications, Inc. ("ADC"), one of the Company's major customers made an approximately 10% equity investment in the Company. As of December 31, 2000, ADC held approximately 7% of the company's outstanding common stock. Revenues from ADC were $654,000 in 1999 and $5,186,000 in 2000. Accounts receivable from ADC at December 31, 1999 and 2000, were $237,000 and $93,000, respectively.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Research and Development

  Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for our research and development activities.

Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (generally from two to five years), or the life of the lease, whichever is shorter.

                                   Vyyo Inc.

1. Business and Significant Accounting Policies (continued)

Foreign Currency Transactions

  The U.S. dollar is the functional currency for all of the Company's foreign subsidiaries. Substantially all of the sales of the Company's foreign subsidiaries' are made in U.S. dollars. In addition, substantial portion of the foreign subsidiaries' costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Cash Equivalents and Short-Term Investments

  Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income, a component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest and dividends on securities classified as available-for-sale are included in interest income.

Net Loss Per Share

  Basic and diluted net losses per share are presented in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. All preferred stock, outstanding stock options, and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all periods presented. The total number of common shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 2,776,391, 7,806,387 and 7,501,416 for the years ended December 31, 1998, 1999 and 2000, respectively.

Accounting for Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation"

                                   Vyyo Inc.

1. Business and Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation (continued)

("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock or options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

  Prior to Vyyo's initial public offering in April 2000, in connection with the grant of certain stock options and the issuance of certain shares, the Company recorded deferred compensation expense representing the difference between the option exercise price or the share purchase price and the deemed fair value of the Company's common stock on the date of grant. The deferred compensation costs are being amortized based on the graded vesting method over the vesting period of the options.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standard Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes accounting and reporting standard for derivatives instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company believes that, upon implementation, the standard will not have a significant effect on its financial condition or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. The Company believes that its revenue recognition is in compliance with SAB 101.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transaction and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement revises the accounting standards for securitizations and other transfers of financial assets and collaterals and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. The Company believes that the standard will not have a significant effect on its financial condition or results of operations.

                                  Vyyo Inc.

2. Available-For-Sale Securities

  The fair value and the amortized cost of available-for-sale securities at December 31, 2000 are as follows:

                                                          December 31, 2000
                                  -----------------------------------------------------------------
                                                                                      Estimated
                                                  Unrealized      Unrealized            Fair
                                      Amortized     Holding         Holding            Market
                                         Cost        Gains          Losses             Value
                                  -----------------------------------------------------------------
                                                           (In thousands)

      Corporate debt securities      $ 92,545        $338            $(82)            $ 92,801
      United States obligations        15,017          33               -               15,050
      Money market                     10,028           -               -               10,028
                                  -----------------------------------------------------------------
                                     $117,590        $371            $(82)            $117,879
                                  =================================================================

      Reported as:
      Cash equivalents               $ 23,967        $  -            $ (2)            $ 23,965
      Short-term investments           93,623         371             (80)              93,914
                                  -----------------------------------------------------------------
                                     $117,590        $371            $(82)            $117,879
                                  =================================================================

  The contractual maturities of available for sales debt securities at December 31, 2000 are as follows:

                                                            Amortized
                                                              Cost            Fair Value
                                                       --------------------------------------
                                                                   (In thousands)
Due in one year or less, including money market
 funds                                                      $ 59,177          $ 59,243
Due in one to two years                                       58,413            58,636
                                                       --------------------------------------
                                                            $117,590          $117,879
                                                       ======================================

3. Inventory

  Inventory is stated at the lower of weighted-average actual cost or market. Inventory is comprised of the following:

                                                                    December 31,
                                                              1999               2000
                                                       --------------------------------------
                                                                   (In thousands)
Raw materials                                               $  631             $2,890
Work in process                                                351                809
Finished goods                                                 150              2,307
                                                       --------------------------------------
                                                            $1,132             $6,006
                                                       ======================================


                                   Vyyo Inc.

4. Property and Equipment

Property and equipment consists of the following:

                                                                      December 31,
                                                                1999                2000
                                                     ----------------------------------------------
                                                                    (In thousands)

Machinery and equipment                                        $ 1,101             $ 2,537
Computers                                                        1,084               2,762
Furniture, fixtures and leasehold improvements                     293               1,220
Other                                                               57                 109
                                                   -------------------------------------------------

                                                                 2,535               6,628
Accumulated depreciation and amortization                       (1,440)             (2,644)
                                                   -------------------------------------------------
Property and equipment, net                                    $ 1,095             $ 3,984
                                                   =================================================

5. Accrued Liabilities

Accrued liabilities consist of the following:

                                                                      December 31,
                                                                1999               2000
                                                   --------------------------------------------------
                                                                     (In thousands)

Compensation and benefits                                       $1,192             $4,220
Warranty                                                           475              1,103
Withholding tax                                                    370                742
Other                                                            1,116              3,280
                                                   ---------------------------------------------------
                                                                $3,153             $9,345
                                                   ===================================================

6. Bank Line of Credit

  The Company has a credit facility in the amount of $724,000 with a bank in Israel that is being used to guarantee certain contractual obligations. As of December 31, 2000, all assets of the Company's Israeli subsidiary are subject to fixed and floating liens pursuant to the credit facility. Also, the Company's property and equipment in Israel with a net book value at December 31, 2000 aggregating $2,971,000 are subject to floating liens in connection with investment grants received from the Israeli government.

7. Commitments and Contingencies

Purchase Commitments

  From time to time, the Company enters into short-term supply agreements with its vendors. Pursuant to these agreements, the Company may be subject to penalties and charges for quantities not purchased by agreed-upon dates.

                                   Vyyo Inc.

7. Commitments and Contingencies (continued)

Operating Leases

  The Company leases its facilities under cancelable and non-cancelable operating lease agreements that expire through 2004. Future rental payments on a fiscal year basis under noncancelable operating leases with initial term in excess of one year, were as follows:


                                                                        December 31,
                                                                           2000
                                                                    -------------------
                                                                       (In thousands)
2001                                                                      $2,699
2002                                                                       2,788
2003                                                                       2,428
2004                                                                       1,486
                                                                    -------------------
                                                                          $9,401
                                                                    ===================

  The gross rental payments under all operating leases were $381,000, $494,000 and $1.3 million for the years ended December 31, 1998, 1999 and 2000, respectively. Rental expense, net of reimbursements from subleases, was $127,000, $434,000 and $1.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. Aggregate future minimum rentals to be received under noncancelable subleases are $25,000 as of December 31, 2000.

Accrued Severance Liabilities

  The Company's liability for severance pay pursuant to Israeli law is covered by deposits with financial institutions and by accrual. The accrued severance pay liability included in accrued compensation and benefits and the amount funded included in other current assets is as follows:

                                                                         December 31,
                                                                  1999                2000
                                                   --------------------------------------------------
                                                                       (In thousands)

Accrued severance pay                                            $ 348               $ 643
Less amount funded                                                (202)               (215)
                                                   --------------------------------------------------
Unfunded portion, net accrued severance pay                      $ 146               $ 428
                                                   ==================================================

Customer Claim

  In 1997, a customer filed a claim against the Company in the amount of approximately $300,000 alleging damages resulting from certain products being delivered which did not meet product specifications. The Company no longer sells or supports these products. The Company believes it has meritorious defenses against these allegations and it plans to vigorously defend against them.

                                   Vyyo Inc.

7. Commitments and Contingencies (continued)

Related Party

  In 1999 and 2000, the Company paid a related party, a company under common control of a major stockholder, $343,000 and $646,000, respectively, for various general and administrative charges.

  In connection with issuance of common stock upon an exercise of a stock option, an officer of the Company issued to the Company a full recourse
Promissory Note ("Note") in the principal amount of $2,834,200.   The Note bears
interest at a rate equal to the Federal Reserve federal funds rate plus 2% and is secured by the purchased stock and other assets having an aggregate initial value of not less than 200% of the amount of the Note.

Patent Matter

  In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. ("Hybrid"), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of eleven of Hybrid's issued patents. The Company, with the advice of counsel, believes that these patents are invalid or are not infringed by the Company's products. However, Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on operating results cash flows and financial condition.

Research Grants

Prior to 1997, the Company participated in the following research and development incentive programs:

a. The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist).
   The Company has obtained grants from the Chief Scientist through 1996 totaling approximately $2 million. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without prior written consent of the Chief Scientist. These grants are repayable to the Chief Scientist generally at the rate of 3% of the sales of the products developed out of the projects funded, up to an amount equal to 100% of the grant received.

b. Binational Industrial Research and Development Foundation (the "BIRD Foundation").
   The Company has participated in programs sponsored by the BIRD Foundation, which funds joint US-Israeli teams in the development of technological products. The Company received grants totaling approximately $1.7 million from the BIRD Foundation for various projects. Grants received from the BIRD Foundation are paid back at the rate of 2.5% to 5% of revenues shown from the projects funded, up to a maximum amount equal to 150% of the grants received.

As of December 31, 2000, the Company has repaid or provided for the repayment of grants amounting to $1.1 million.

                                   Vyyo Inc.

8. Stockholders' Equity

Initial and Follow-On Public Offerings

  On April 10, 2000 Vyyo sold 6,750,000 shares of its common stock in an underwritten public offering at a per share price of $13.50 and on May 2, 2000, sold an additional 1,012,000 shares at the same per share price through the exercise of the underwriters' over allotment option, for aggregate net proceeds of approximately $94.9 million, after underwriting commissions and issuance costs. Upon the closing of the initial public offering, all of the previously outstanding shares of preferred stock were converted into common stock.

  On September 19, 2000, Vyyo sold 1,750,000 shares of its common stock in a follow-on offering at a price per share of $31.56. Net proceeds to the Company were approximately $51.3 million after underwriting commissions and issuance costs.

Preferred Stock

  The Company is authorized to issue up to 5,000,000 shares of undesignated preferred stock, none of which has been issued at December 31, 2000.
Immediately prior to the completion of the Company's initial public offering all outstanding shares of Series A, B and C convertible preferred stock were converted into an aggregate of 3,944,583 shares of common stock. Preferred stock as of December 31, 1999 and immediately prior to the initial public offering was comprised of the following:

                                                          Shares Issued      Common Shares
                                           Shares              and           Designated for
                                         Authorized        Outstanding         Conversion
                                  ---------------------------------------------------------
Series A                                    6,000,000          1,584,241            950,546
Series B                                   40,000,000            629,447            188,833
Series C                                   40,000,000          9,350,581          2,805,204
Undesignated                               14,000,000                  -                  -
                                  ---------------------------------------------------------
                                          100,000,000         11,564,269          3,944,583
                                  =========================================================

Warrants

  From 1997 through 1998, the Company issued warrants to purchase an aggregate of 1,746,447 shares of common stock to investors in connection with equity and convertible note financing transactions. As of December 31, 2000, 141,951 of these warrants remained outstanding with an average exercise price of $1.19 per share. These warrants are exercisable through March 2002.

Common Stock Reserved for Issuance

  As of December 31, 2000, the Company has reserved approximately 8.2 million shares of common stock for issuance upon exercise of options granted or reserved under the Company's stock-based compensation plans and outstanding warrants.

                                   Vyyo Inc.

8. Stockholders' Equity (continued)

Common Stock Repurchase Program

  In December 2000, the Company's board of directors authorized the repurchase of up to 4 million shares of Vyyo's common stock. As of December 31, 2000, the Company had repurchased and retired 338,500 shares in open market transactions for a total cost of $2.3 million.

Charge for Stock Compensation

  Charge for stock compensation represents the amortization of deferred compensation charges, which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options.

Stock Option Plans

  The Company has the following stock option plans: (i) 1996 Equity Incentive Plan, (ii) 1999 Employee and Consultant Equity Incentive Plan, and (iii) 2000 Employee and Consultant Equity Incentive Plan ("the Plans"). The plans as amended provide for the grant to employees of incentive stock options ("ISOs"), the grant to employees, directors, and consultants of nonstatutory stock options, and the grant of stock options which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. The Plans also provide for the awards of restricted stock and stock bonuses.

  ISOs granted under the Plans have an exercise price equal to the fair value as determined by the board of directors of the common stock on the date of grant. Nonstatutory stock options may not be granted with an exercise price less than 85% of the fair value as determined by the board of directors of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant, provided that no term is longer than ten
years.   The number of shares reserved under the 2000 Employee and Consultant
Equity Incentive Plan is subject to automatic annual increase on the first day of each fiscal year commencing in 2001, equal to the lesser of 1,350,000 shares or 5% of the outstanding shares on the last day of the immediately preceding year.

  In October 1998, the Company adopted an option exchange program to allow employees to exchange their options for new options with an exercise price of $0.33. The program resulted in a total of approximately 295,800 options with exercise price ranging from $1.00 to $2.10 being exchanged for the new options. The terms of the repriced options remain the same.

                                   Vyyo Inc.

8. Stockholders' Equity (continued)

Stock Option Plans (continued)

  In December 2000, the Company exchanged 1,450,000 options with an exercise price of $20.00 for 870,000 options with an exercise price of $7.66. These options expire on December 31, 2001. This exchange constitutes a repricing and is subject to variable plan accounting. Stock compensation will be measured on a quarterly basis based on vesting and on the change in market value of the Company's stock and stock compensation expense will be recorded over the period until the options are exercised or expire. As of December 31, 2000, 370,000 options were exercised. The variable plan accounting resulted in no measured or recorded expense as of December 31, 2000 because the market value of the Company's common stock was less than the exercise price of the options.

  A summary of stock option activity, and related information, under the Plans for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                                             Options Outstanding
                               ------------------------------------------------------------------------------
                                                                             Weighted           Weighted
                                       Shares              Number             Average            Average
                                     Available               of              Exercise             Fair
                                     for Grant             Shares              Price              Value
                               ------------------------------------------------------------------------------
Balance at December 31, 1997              5                 324              $ 1.57
Authorized                              149                   -                   -
Granted                                (512)                512              $ 0.33             $  0.05
Canceled                                299                (299)             $ 1.43
                               ------------------------------------------------------------------------------

Balance at December 31, 1998            (59)                537              $ 0.53
Authorized                            6,451                   -                   -
Granted                              (4,727)              4,727              $ 0.70             $  0.09
Exercised                                 -              (1,437)             $ 0.60
Canceled                                153                (153)             $ 1.03
                               ------------------------------------------------------------------------------

Balance at December 31, 1999          1,818               3,674              $ 0.69
Authorized                            3,450                   -                   -
Granted                              (7,304)              7,304              $13.15             $  8.57
Exercised                                 -              (1,545)             $ 2.56
Canceled                              2,074              (2,074)             $18.71
                               ------------------------------------------------------------------------------
Balance at December 31, 2000             38               7,359              $ 7.59
                               ==============================================================================


The weighted-average remaining contractual life of these options is 3.96 years.

                                   Vyyo Inc.

8. Stockholders' Equity (continued)

Stock Option Plans (continued)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2000 (in thousands, except number of years and per-share amounts):

                                   Options Outstanding                       Options Exercisable
                  ------------------------------------------------------------------------------------
                                             Weighted-       Weighted-                       Weighted-
                                              Average         Average                         Average
                                             Remaining       Exercise                        Exercise
Range of Exercise            Number         Contractual      Price per         Number        Price per
      Prices              Outstanding          Life            Share        Exercisable        Share
------------------------------------------------------------------------------------------------------
                                            (In Years)
    $0.33-0.50              1,155              3.78             $ 0.47           666           $ 0.46
       0.83                 1,806              3.98               0.83           637             0.83
    1.87-5.67                 536              4.12               3.22           288             3.88
    7.66-8.00               2,172              3.49               7.72             -                -
   10.67-18.00                403              4.31              13.67             -                -
   20.00-28.44              1,287              4.68              23.13             4            27.00
                  ------------------------------------------------------------------------------------
      Total                 7,359              3.96             $ 7.59         1,595           $ 1.34
                  ====================================================================================

  Pro forma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The pro forma net loss per share below reflects both
(i) the charge for stock included in the historical net loss and (ii) the expense allocation based on SFAS 123 calculation. The fair value for the stock options was estimated at the date of each option grant using a minimum value pricing model in 1998 and 1999 and Black-Scholes option pricing model in 2000 with the following weighted-average assumptions for 1998, 1999 and 2000: risk-free interest rate ranges from 4.9% to 6.5%; dividend yields of zero; a weighted-average expected life of the option of approximately 2.79, 2.46 and
1.67 years; and volatility  ranging from 0.9 to 1.59 in 2000.

  Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods.

                                   Vyyo Inc.

8. Stockholders' Equity (continued)

Stock Option Plans (continued)

The Company pro forma information follows:

                                                         Years Ended December 31,
                                     --------------------------------------------------------------
                                              1998                 1999                 2000
                                     --------------------------------------------------------------
                                                  (In thousands, except per share data)
Net loss
 As reported                                $(7,671)            $(43,601)            $(35,232)
                                     ==============================================================
 Pro forma                                  $(7,731)            $(43,691)            $(46,696)
                                     ==============================================================

Basic and diluted loss per share
 As reported                                $ (5.43)            $  (5.40)            $  (1.08)
                                     ==============================================================
 Pro forma                                  $ (5.48)            $  (5.41)            $  (1.43)
                                     ==============================================================

Employee Stock Purchase Plan

On February 2, 2000, the stockholders and the board of directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP permits eligible employees to purchase shares of common stock at the end of each six-month purchase period during a two-year offering period, through payroll deductions not exceeding 15% of an employee's salary. The price per share is equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable purchase period. As of December 31, 2000, a total of 696,019 shares have been reserved for future issuance under the ESPP. During 2000, 53,981 shares were issued under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases by the lesser of (i) 1% of the number of shares outstanding on the last trading day of the previous calendar year, or (ii) 300,000 shares. The increase is effective each year on January 1.


9. Income Taxes

U.S. Income Taxes

  Due to the Company's loss provision for all years, there is no federal or state income tax expense. Foreign withholding taxes of $275,000 and $334,000 have been provided and recorded in general and administrative expense for the years 1999 and 2000, respectively.

                                   Vyyo Inc.

9. Income Taxes (continued)

U.S. Income Taxes (continued)

  The tax provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The source and tax effects of the differences are as follows:

                                                       Years Ended December 31,
                                                   1998               1999               2000
                                           -----------------------------------------------------
                                                            (In thousands)
 Computed expected benefit                       $(2,608)           $(14,824)         $(11,979)
 Foreign withholding taxes                            --                 275               334
 Non-deductible stock compensation                    --               3,162             5,112
 Unbenefitted losses                               2,608              11,662             6,867
                                           -----------------------------------------------------
 Total income tax provision                      $    --            $    275          $    334
                                           =====================================================

  As of December 31, 2000, the Company has U.S. federal net operating loss carryforwards of approximately $7 million which will expire in the years 2011 through 2020 and a state net operating loss of approximately $6 million expiring in the years 2004 through 2005. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Such a "change in ownership," as described in Section 382 of the Internal Revenue Code, may substantially limit the Company's utilization of the net operating loss carryforwards.

Israeli Income Taxes

  The Company's Israeli subsidiary has been granted "Approved Enterprise" status for several investment programs, of which two are currently in effect. Benefits pursuant to such investment plans include grants on a portion of the costs of fixed assets, reduced tax rates, and, in certain cases, a full tax exemption for certain periods. The entitlement to these benefits is conditional upon the Company's fulfilling the conditions stipulated by the Investment Law, regulations published thereunder, and the instruments of approval for the specific investments in Approved Enterprises. In the event of a failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of inflation adjustment differences and interest. The 1988 Investment Plan will expire in 2001 and no benefits are expected to be realized under this Plan. The 1996 Investment Plan entitles the Israeli subsidiary to a full tax exemption ending 6 years after the year in which it utilizes its remaining operating loss carryforwards and a reduced corporate tax rate of 10% to 15% for the remaining period of the Plan's benefits, which will expire in 2009. If Company's Israeli subsidiary distributes a cash dividend to the parent company from income that is tax exempt, it will be taxed at the corporate rate applicable to such income (currently 25%).

  The Company applied for a new Investment Plan program for the years 2001 - 2003 with a full tax exemption ending 6 years after the year in which it utilizes its remaining operating loss carryforwards and a reduced corporate tax rate of 10% to 15% for the remaining period of the Plan's benefits.

                                   Vyyo Inc.

9. Income Taxes (continued)

Israeli Income Taxes (continued)

  As of December 31, 2000, the Company has Israeli net operating loss carryforwards of approximately $32 million. The Israeli loss carryforwards have no expiration date and are expected to offset certain future Israeli subsidiary earnings during the tax-exempt period.

  A pretax loss from foreign (Israeli) operations was approximately $5 million $6 million and $20 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Deferred Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                      December 31,
                                                                1999                 2000
                                                   ----------------------------------------------
                                                                    (In thousands)
Deferred tax assets:
 Net operating loss carryforwards                              $ 2,400              $ 2,900
Valuation allowance                                             (2,400)              (2,900)
                                                   -----------------------------------------------
Net deferred tax assets                                        $     -              $     -
                                                   ===============================================

  The valuation allowance increased by $400,000 and $500,000 for the years ended December 31, 1999 and 2000, respectively.

FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

                                   Vyyo Inc.

10. Segments and Geographic Information

Vyyo operates in one industry segment, the design and marketing of broadband wireless access systems. The following is a summary of operations within geographic areas based on the location of the entity purchasing the products:

                                                        Years Ended December 31,
                                                1998               1999              2000
                                  ---------------------------------------------------------
                                                             (In thousands)
Revenues from sales to
 unaffiliated customers:
 North America                                 $1,102             $2,587            $12,614
 Rest of the world                              1,347              1,643              2,764
                                  ---------------------------------------------------------
                                               $2,449             $4,230            $15,378
                                  =========================================================

                                                                December 31,
                                                           1999               2000
                                                   --------------------------------------
                                                                (In thousands)
Property and Equipment, Net
 Israel                                                   $  992             $2,971
 United States                                               103              1,013
                                                   --------------------------------------
                                                          $1,095             $3,984
                                                   ======================================

11. Subsequent Events

Subsequent to December 31, 2000 and through January 16, 2001, the Company repurchased 873,000 additional shares of its common stock, with an aggregate purchase price of approximately $6.4 million, pursuant to the repurchase plan described in Note 8.