Form 10-Q
period 2001-03-31
VYYO INC
filed 2001-05-15
CIK 1104730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2001
                                         --------------

                                      or

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

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


        20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California 95014
        ---------------------------------------------------------------------
         (Address of Principal Executive Offices)                  (Zip Code)


      Registrant's telephone number, including area code  (408) 863-2300
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                          ---        ---



As of March 31, 2001, there were 36,864,614 shares of Common Stock ($0.0001 par value) outstanding.

                                     INDEX


                                   VYYO INC.



                                                                        Page No.
                                                                        -------


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets-December 31, 2000
          and March 31, 2001...........................................    3

         Condensed consolidated statements of operations-three months
          ended March 31, 2000 and March 31, 2001......................    4

         Condensed consolidated statements of cash flows-three months
          ended March 31, 2000 and March 31, 2001......................    5

         Notes to condensed consolidated financial statements..........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   22

PART II. OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings..............................................  23

Item 2.  Changes in Securities and Use of Proceeds......................  23

Item 3.  Defaults upon Senior Securities................................  23

Item 4.  Submission of Matters to a Vote of Security Holders............  23

Item 5.  Other Information..............................................  23

Item 6.  Exhibits and Reports on Form 8-K...............................  24

SIGNATURE...............................................................  25

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements



                                   Vyyo Inc.
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                           December 31,                    March 31,
                                                           ------------                    ---------
                                                               2000                           2001
                                                           ------------                    ---------
                                                             (Note 1)                     (Unaudited)
  Assets
  ------
  Current Assets
  --------------
  Cash and cash equivalents                                 $     33,991                 $     15,924
  Short-term investments                                          93,914                       88,140
  Accounts receivable, net                                         2,890                          646
  Inventory                                                        6,006                        4,795
  Other current assets                                             2,382                        2,206
                                                      -------------------              ---------------
    Total current assets                                         139,183                      111,711

  Property and equipment, net                                      3,984                        4,609
                                                      -------------------              ---------------
                                                            $    143,167                 $    116,320
                                                      ===================              ===============

  Liabilities and Stockholders' Equity
  ------------------------------------
  Current Liabilities
  -------------------
  Accounts payable                                          $      6,242                 $      3,297
  Accrued liabilities                                              9,345                       11,269
  Accrued restructuring charges                                        -                        4,105
                                                      -------------------              ---------------
    Total current liabilities                                     15,587                       18,671

  Commitments and Contingencies

  Stockholders' Equity
  --------------------

  Common stock (37,762 and 36,685 shares issued and              239,613                      231,017
  outstanding at December 31, 2000 and March 31, 2001,
  respectively)
  Notes receivable from stockholders                              (2,834)                        (751)
  Deferred stock compensation                                     (8,100)                      (6,400)
  Other comprehensive income                                         289                          922
  Accumulated deficit                                           (101,388)                    (127,139)
                                                      -------------------              ---------------
    Total stockholders' equity                                   127,580                       97,649
                                                      -------------------              ---------------
                                                            $    143,167                 $    116,320
                                                      ===================              ===============

See Notes to Condensed Consolidated Financial Statements

  Note 1: The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   Vyyo Inc.
                Condensed Consolidated Statements of Operations
                -----------------------------------------------
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                       March 31,
                                                                                       ---------
                                                                            2000                   2001
                                                                            ----                   ----

  Net revenues                                                             $   1,841             $     669

  Cost of revenues (includes $7,914 of charges for inventory and               1,392                 8,900
  purchase commitments in 2001)
                                                                          -----------           -----------

  Gross profit (loss)                                                            449                (8,231)


  Operating Expenses
  ------------------
  Research and development                                                     1,903                 5,534
  Sales and marketing                                                          1,450                 2,331
  General and administrative                                                   1,783                 2,822
  Restructuring charge                                                             -                 4,573
  Charge for stock compensation                                                6,500                 4,012
                                                                          -----------           -----------
  Total operating expenses                                                    11,636                19,272
                                                                          -----------           -----------

  Operating loss                                                             (11,187)              (27,503)

  Interest and other income (expense), net                                       (68)                1,752
                                                                          -----------           -----------

  Net loss                                                                 $ (11,255)            $ (25,751)
                                                                          ===========           ===========

  Net Loss Per Share:
   Basic and diluted                                                       $   (0.48)            $   (0.70)
                                                                          ===========           ===========

  Shares used in per share computation - basic and diluted
                                                                              23,312                36,983
                                                                          ===========           ===========


                          See Notes to Condensed Consolidated Financial Statements


                                   Vyyo Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                       March 31,
                                                                                       ---------
                                                                            2000                   2001
                                                                            ----                   ----
  Operating Activities:
  ---------------------

  Net loss for the period                                                  $   (11,255)         $   (25,751)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and other                                                           148                  912
  Stock based compensation                                                       6,500                4,012
  Changes in operating assets and liabilities:
    Accounts receivable                                                           (336)               2,244
    Inventory                                                                     (257)               1,211
    Other current assets                                                        (1,603)                 176
    Accounts payable                                                             1,300               (2,945)
    Accrued liabilities                                                          3,102                6,029
    Deferred income                                                                 24                    -
                                                                          -------------         ------------

  Net cash used in operating activities                                         (2,377)             (14,112)
                                                                          -------------         ------------
  Investing Activities:
  ---------------------
  Purchases of property and equipment                                             (600)              (1,561)
  Purchases of short term investments                                                -              (11,218)
  Proceeds from sale of short term investments                                       -               17,625
  Proceeds from sale of property and equipment                                       -                   24
                                                                          -------------         ------------

  Net cash provided by (used in) investing activities                             (600)               4,870
                                                                          -------------         ------------
  Financing Activities:
  ---------------------
  Repayment of short-term debt obligations                                         (32)                   -
  Proceeds from stockholder note                                                   920                    -
  Issuance of common and preferred stock for cash                                  611                  232
  Repurchase of stock                                                                -               (9,057)
                                                                          -------------         ------------

  Net cash provided by (used in) financing activities                            1,499               (8,825)
                                                                          -------------         ------------

  Decrease in cash and cash equivalents                                         (1,478)             (18,067)
  Cash and cash equivalents at beginning of period                               5,036               33,991
                                                                          -------------         ------------
  Cash and cash equivalents at end of period                               $     3,558          $    15,924
                                                                          =============         ============


                          See Notes to Condensed Consolidated Financial Statements


                                   Vyyo Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. ("Vyyo" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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


2.  Inventory

Inventory is comprised of the following (in thousands):


                                                            December 31,               March 31,
                                                               2000                      2001
                                                               -----                     ----
                                                                                     (Unaudited)
                        Raw material                        $     2,890               $    1,815
                        Work in process                             809                      523
                        Finished goods                            2,307                    2,457
                                                          --------------           --------------
                                                            $     6,006               $    4,795
                                                          ==============           ==============

3.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                            December 31,              March 31,
                                                               2000                     2001
                                                               ----                     ----
                                                                                     (Unaudited)

                        Compensation and benefits           $     4,220               $    4,497
                        Inventory purchase commitments                -                    3,706
                        Warranty                                  1,103                      723
                        Withholding tax                             742                      794
                        Other                                     3,280                    1,549
                                                          --------------           --------------
                                                            $     9,345               $   11,269
                                                          ==============           ==============

4.   Accrued Restructuring Charges

During the first quarter of 2001, the Company restructured its operations, which resulted in excess facilities. Restructuring charges were $3,927,000 for costs related to excess facilities and $178,000 for severance. In addition, the Company recorded an asset write-down of $468,000 related to idle capital assets.

5.   Contingencies

Patent Matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. ("Hybrid"), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of eleven of Hybrid's issued patents. The Company, with the advice of counsel, believes the patents are invalid or are not infringed by the Company's products. However, Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on the Company's operating results, cash flows and financial condition.

Common Stock Repurchase Program

In December 2000, the Company's board of directors authorized the repurchase of up to 4 million shares of Vyyo's common stock. In March 2001, the Company's board of directors approved an increase in the number of shares it may purchase under its repurchase program by 6 million shares. In the quarter ended March 31, 2001, the Company repurchased and retired 1.3 million shares in open market transactions for a total cost of $9.1 million.

Shareholder's Note Receivable

In the first quarter of 2001, the Company amended a promissory note in the amount of $2,834,163 issued to the Company by an officer to (i) make the note non-recourse to the assets of the issuer of the note other than the underlying collateral, (ii) reduce the interest rate and delay the due date for payment of interest until the maturity date of the note, and (iii) secure the note solely with the underlying shares of common stock purchased with the note
proceeds.   In connection with this amendment, the Company wrote off $2.1 million related to a decrease in the fair market value of the underlying collateral.

6.   Comprehensive Income

Total comprehensive income was $633,000 for the quarter ended March 31, 2001. The Company did not have comprehensive income in the three months ended March 31, 2000.

7.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) which establishes accounting and reporting standard for derivatives instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has adopted the standard effective January 1, 2001. The adoption of SFAS 133 did not affect the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, contained in Vyyo's Annual Report (Form 10-K) for the year ended December
31, 2000, filed with the Securities and Exchange Commission.   The matters
addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Vyyo's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

Overview

     We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $25.8 million for the three months ended March 31, 2001. As of March 31, 2001, our accumulated deficit was approximately $127.1 million.

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

     Net revenues decreased by 64% from $1.8 million in the first quarter of 2000 to $669,000 in the first quarter of 2001. First quarter of 2000 revenue included technology development revenue of $240,000. This decrease primarily reflects a general slow-down in the economy, reduction of capital spending and tightening of financial markets, which has reduced our potential customers' ability to secure financing and purchase our equipment.

Cost of Revenues.

     Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

     Cost of revenues increased from $1.4 million in the first quarter of 2000 to $8.9 million in the first quarter of 2001. Cost of revenues in first quarter of 2001 included charges of approximately $7.9 million for excess inventory and purchase commitments.

Research and Development Expenses.

     Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. These expenses are charged to operations as incurred. Our research and development expenses increased from $1.9 million in the first quarter of 2000 to $5.5 million in the first quarter of 2001. These increases were due to increases in the number of research and development personnel and related activities, related costs of facilities and special charges of $400,000 in the first quarter of 2001. Due to cost cutting measures, including a reduction in force of approximately 20% in April 2001, we expect research and development expenses in the second quarter of 2001 to be lower than the first quarter of 2001.

Sales and Marketing Expenses.

     Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses increased from $1.4 million in the first quarter of 2000 to $2.3 million in the first quarter of 2001. The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel and related activities.

General and Administrative Expenses.

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, business development, legal and administration. General and administrative expenses increased from $1.8 million in the first quarter of 2000 to $2.8 million in the first quarter of 2001. The increase was due to additional administrative personnel and activities to support the overall increased business activities and activities related to being a public company. Due to cost-cutting measures, including a reduction in force of approximately 20% in April 2001, we expect general and administrative expenses in the second quarter of 2001 to be lower than the first quarter of 2001.

Restructuring Charges

     Restructuring charges of $4.6 million recorded in the first quarter of 2001 relate mostly to excess facilities. We expect to record an additional restructuring charge, of a lesser amount, in the second quarter of 2001 for severance related to an approximately 20% reduction in force.

Charge for Stock Based Compensation.

     Charge for stock based compensation included amortization of deferred stock compensation as well as stock compensation charges incurred in connection with modifications of stock awards in 2001.

Interest and Other Income (Expense), Net.

     Interest income and other (expense) includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. Net interest expense for the first quarter of 2000 was $68,000 compared to net interest income of $1.8 million in the first quarter of 2001. Substantially all of the interest and other income in the first quarter of 2001 are represented by interest income on our cash and short-term investment balances. In the second quarter of 2000, we repaid all of our outstanding loans. Interest and other income increased due to the higher average balance of invested cash equivalents and short-term investments. Interest income is expected to decline in the future quarters due to a decline in cash balances and interest rates.

Income Taxes.

     As of December 31, 2000, the Company had approximately $32 million of Israeli net operating loss carryforwards and $13 million of United States federal and state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States net operating loss carryforwards expire in various amounts between the years 2004 and 2020. We have provided a full valuation allowance against our United States deferred tax assets, as the future realization of the tax benefit is not sufficiently assured.

Liquidity And Capital Resources

     As of March 31, 2001, we had $104 million of cash, cash equivalents and short-term investments. In the first three months of 2000, cash used in operations was $2.4 million, comprised of our net loss of $11.3 million, partially offset by a non-cash charge of $6.6 million for deferred stock compensation charges and changes in other working capital accounts of $2.2 million. In the first three months of 2001, cash used in operations was $14.1 million, comprised of our net loss of $25.8 million, partially offset by non-cash charges of $4.9 million for stock compensation charges, depreciation and asset write-down and changes in working capital accounts of $6.8 million.

     Investing activities in the first quarter of 2001, excluding purchases and proceeds from short-term investments, amounted to approximately $1.6 million for investments in property and equipment.

     Financing activities in the first three months of 2001 was a net outflow $8.8 million due to stock repurchases in the amount of $9.1 million, partially offset by proceeds from stock option exercises.

     As of March 31, 2001, we had approximately $4.7 million of inventory purchase obligations. In the first quarter of 2001, we recorded a special charge of $4.3 million for inventory obligations in excess of estimated inventory requirements.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to continue to devote substantial capital resources to fund our research and development and our sales and marketing activities as well as general corporate activities. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standard for derivatives instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has adopted the standard effective January 1, 2001. The adoption of SFAS 133 did not affect the Company's financial condition or results of operations.

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

If broadband wireless technology or our implementation of this technology is not broadly accepted, or if the telecommunications equipment market does not improve, we will not be able to sustain or expand our business.

     Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new, it is difficult to predict which market segments will develop or expand. We particularly depend on the timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers in the United States. The service providers recently announced delays or reductions in these rollouts and may further delay or reduce rollouts in the future. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed access and other wireless technologies that we offer or delay their deployment of high speed wireless communication products, we will not be able to sustain or expand our business.

     Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. The failure of service providers to accept our products would seriously harm our business.

     In addition, during the first quarter of 2001, the market for telecommunications equipment significantly declined, which has adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and has reduced the business outlook and visibility of the industry. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

The loss of one or more of our key customers or the loss of orders for our products from service providers to our customers would result in a loss of a significant amount of our revenues.

     A relatively small number of customers account for a large percentage of our revenues. In 2000, ADC Telecommunications accounted for approximately 33% of our revenues, Nortel Networks accounted for approximately 22% of our revenues, and Convergence Communications, Inc. accounted for approximately 10% of our revenues. In addition, we believe that one or more of the major service providers in the United States accounted for a significant portion of the products we sold to systems integrators in 2000.

We expect that we will continue to depend on a relatively limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our customers, or our system integrator customers' loss of orders from their service provider customers, could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

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

We have depended on two system integrators for a significant portion of our revenues, and if either of these system integrators does not promote or purchase our products, our business may be seriously harmed.

     Sales to ADC Telecommunications accounted for approximately 33% of our revenues in 2000, and Nortel Networks accounted for approximately 22% of our net revenues in 2000. In addition, ADC accounted for the majority of our revenues in the first quarter of 2001. Although we are working to expand our direct relationships with major service providers, the loss of either ADC Telecommunications or Nortel Networks as a customer, or the continuing delay of significant orders from them, even if only temporary, could, among other things:

  .  reduce or delay our revenues;

  . harm our reputation with major service providers, particularly if ADC Telecommunications or Nortel Networks were to replace our products with a competitor's products; or

  .  reduce our ability to predict our cash flow accurately.

     There are a limited number of system integrators that have the financial resources or technical expertise to sell or integrate our systems globally. If ADC Telecommunications or Nortel Networks will not sell, service or integrate our products, and we cannot secure other system integrators as replacements or ourselves provide system integrator services, we would be limited in our ability to sell our products. Nortel is not obligated by a long-term contract to purchase our systems, and ADC's agreement with us does not obligate ADC to purchase a minimum number of systems. Our customers, including Nortel and ADC, can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. We believe that should ADC Telecommunications, Nortel Networks or other systems integrators that we may sell products to in the future cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

     We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $35.2 million in 2000 and $25.8 million in the first quarter of 2001. As of March 31, 2001, our accumulated deficit was approximately $127.1 million. In response to the significant decline in our business and revenues in the first quarter of 2001, we have decreased our operating expenses; however, our expenses will continue to be significantly greater than our revenues for the foreseeable future. We also intend to increase certain operating expenses in the near term, especially our marketing and selling expenses. Our revenues may not grow or even continue at their current level. If our revenues do not rapidly increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Our quarterly operating results fluctuate, which may cause our share price to decline.

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. In the first quarter of 2001, we experienced a particularly significant decline in revenues and increase in negative margin from prior quarters. These variations result from a number of factors, including:

  . the uncertain timing and level of market acceptance for our systems and the uncertain timing and extent of rollouts of wireless broadband access systems by the major service providers;

  . the effectiveness of our system integrator customers in marketing and selling their network systems equipment;

  .  reductions in pricing by us or our competitors;

  . the mix of products sold by us and the mix of sales channels through which they are sold;

  . the ability of our existing and potential direct customers to obtain financing for the deployment of broadband wireless access systems;

  .  global economic conditions; and

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

     The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitor is Hybrid Networks, Inc., and other companies, such as Adaptive Broadband Corporation and BreezeCOM Ltd. (which has announced its plan to merge with Floware Wireless Systems Ltd.), have announced plans to enter the MMDS market. In addition, well-capitalized companies such as Cisco Systems, Lucent Technologies, Alcatel and other vendors have announced plans to enter, or are potential entrants into, the broadband wireless market. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

Undetected hardware defects or software errors may increase our costs and impair the market acceptance of our systems.

     Our systems may contain undetected defects or errors. This may result either from defects in components supplied by third parties or from errors in our software that we have failed to detect. We have in the past experienced, and may experience from time to time in the future, defects in new or enhanced products and systems after commencement of commercial shipments. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we may also be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

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

     Although we have recently reduced our operations in response to the decline in our business outlook, we will need to expand our operations in the future as the market and our business expands. This growth will place a significant strain on our managerial, operational and financial resources. We also need to implement sophisticated inventory and control systems.

     To manage growth effectively, we must, among other things:

  . improve and expand our information and financial systems, and managerial procedures and controls;

  .  hire, train, manage and retain qualified employees; and

  . effectively manage relationships with our customers, suppliers and other third parties.

     We may not have made adequate allowances for the costs and risks associated with any expansion, our systems, procedures or controls may not be adequate to support our operations, and our management may be unable to offer and expand our product categories successfully. Any delay in implementing, or transitioning to, new or enhanced systems, procedures or controls may seriously harm our ability to record and report financial and management information on a timely and accurate basis or otherwise manage our expanding operations. If we are unable to do so effectively, our business may be seriously harmed.

Because we operate in international markets, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

     Sales outside of North America accounted for approximately 18% of our revenues in 2000. In addition, we believe that a significant portion of our revenues from customers in North America is derived from sales of products that are being deployed outside of North America. We expect that international sales will continue to account for a significant portion of our revenues. In addition, we maintain research and development facilities in

Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

  . announcements by us or our competitors of significant acquisitions or partnerships; and

  .  sales of our common stock.

  Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology and telecommunications-related companies in particular, have been highly volatile. Our common stock may not trade at the same levels of shares as that of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

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

     Our final testing and assembly and research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past several months, which could disrupt our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

     One of our directors and many of our employees based in Israel are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

     As of December 31, 2000, we had cash, cash equivalents and short-term investments of $127.9 million. As of March 31, 2001, we had cash, cash equivalents and short-term investments of $104.1 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of December 31, 2000

     If market interest rates were to increase on December 31, 2000 immediately and uniformly by 10 percent, the fair value of the portfolio would decline by approximately $600,000 or approximately 0.5% of the total portfolio (approximately 0.4% of total assets). Assuming that the average yield to maturity on our portfolio at December 31, 2000 remains constant throughout 2001 and assuming that our cash, cash equivalents and short-term investments balances at December 31, 2000 remain constant for the duration of 2001, interest income for 2001 would be approximately $7.9 million. Assuming a decline of 10 percent in the market interest rates at December 31, 2000, interest income for 2001 would be approximately $7.7 million in 2001, which represents a decrease in interest income of approximately $200,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the year ended December 31, 2001. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's cash equivalents and available-for-sale securities at December 31, 2000, over the remaining contractual lives.

Quantitative Interest Rate Disclosure As of March 31, 2001

     If market interest rates were to increase on March 31, 2001 immediately and uniformly by 10 percent, the fair value of the portfolio would decline by approximately $400,000 or approximately 0.5% of the total portfolio (approximately 0.4% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2001, remains constant for the balance of 2001 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2001 remain constant for the balance of 2001, interest income for each of the remaining quarters of 2001 would be approximately $1.6 million. Assuming a decline of 10 percent in the market interest rates at March 31, 2001, interest income for each of the remaining quarters of 2001 would decline by less than $100,000 per quarter. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for each of the remaining quarters in 2001. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's cash equivalents and available-for-sale securities at March 31, 2001, over the remaining contractual lives.

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

     From April 3, 2000, until March 31, 2001, we used approximately $5.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $29.3 million of the net offering proceeds for working capital.

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

     From September 13, 2000, until March 31, 2001, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.    OTHER INFORMATION

      None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

    10.35 Amendment No. 1 to Loan And Pledge Agreement, dated as of March 1, 2001, by and between John O'Connell and the Registrant.

    10.36 Reimbursement Agreement, dated as of March 1, 2001, by and between John O'Connell and the Registrant.

    10.37 Termination Agreement, dated as of March 21, 2001, by and between Michael P. Corwin and the Registrant.

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 2001


VYYO INC.



By:  /s/ Eran Pilovsky
   -------------------------------
   Eran Pilovsky, Chief Financial Officer
   (Duly Authorized Officer and Principal Financial Officer)