Form 10-Q
period 2001-06-30
VYYO INC
filed 2001-08-08
CIK 1104730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                                 -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

As of June 30, 2001, there were 36,961,157 shares of Common Stock ($0.0001 par value) outstanding.

                                      INDEX

                                    VYYO INC.


                                                                                  Page No.
                                                                                  -------


PART I. FINANCIAL INFORMATION
---------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets-December 31, 2000
          and June 30, 2001 ........................................................    3

         Condensed consolidated statements of operations-three and six months
          ended June 30, 2000 and 2001 .............................................    4

         Condensed consolidated statements of cash flows-six months
          ended June 30, 2000 and June 30, 2001 ....................................    5

         Notes to condensed consolidated financial statements ......................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................   22

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings ..........................................................   23

Item 2. Changes in Securities and Use of Proceeds23

Item 3. Defaults upon Senior Securities ............................................   23

Item 4. Submission of Matters to a Vote of Security Holders ........................   23

Item 5. Other Information ..........................................................   24

Item 6. Exhibits and Reports on Form 8-K ...........................................   24

SIGNATURE ..........................................................................   25


Part I.  Financial Information
Item 1. Condensed Consolidated Financial Statements

                                    Vyyo Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                    December 31,                June 30,
                                                        2000                      2001
                                                    ------------                --------
                                                      (Note 1)                (Unaudited)
Assets
------
Current Assets
--------------

Cash and cash equivalents                             $  33,991                  $  17,857
Short-term investments                                   93,914                     76,207
Accounts receivable, net                                  2,890                        626
Inventory                                                 6,006                      3,023
Other current assets                                      2,382                      1,803
                                                      ---------                  ---------
  Total current assets                                  139,183                     99,516

Property and equipment, net                               3,984                      4,760
                                                      ---------                  ---------
                                                      $ 143,167                  $ 104,276
                                                      =========                  =========


Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------

Accounts payable                                      $   6,242                  $   1,800
Accrued liabilities                                       9,345                      9,482
Accrued restructuring charges                              --                        2,835
                                                      ---------                  ---------
  Total current liabilities                              15,587                     14,117

Commitments and Contingencies
-----------------------------

Stockholders' Equity
--------------------

Common stock (37,762 and 36,961 shares issued and       239,613                    229,532
 outstanding at December 31, 2000 and June 30, 2001,
 respectively)
Notes receivable from stockholders                       (2,834)                      (547)
Deferred stock compensation                              (8,100)                    (3,600)
Other comprehensive income                                  289                        933
Accumulated deficit                                    (101,388)                  (136,159)
                                                      ---------                  ---------
  Total stockholders' equity                            127,580                     90,159
                                                      ---------                  ---------
                                                      $ 143,167                  $ 104,276
                                                      =========                  =========

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

                                    Vyyo Inc.

                 Condensed Consolidated Statements of Operations
                      (In Thousands Except Per Share Data)

                                   (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                           ------------------        ----------------
                                                                June 30,                 June 30,
                                                                --------                 --------

                                                         2000        2001           2000          2001
                                                         ----        ----           ----          ----

Net revenues                                             $  3,015    $  1,361      $  4,856     $  2,030

Cost of revenues [1]                                        2,098       1,157         3,490       10,057
                                                     -------------  ---------- -------------  -----------
Gross profit (loss)                                           917         204         1,366      (8,027)


Operating Expenses
------------------
Research and development                                    2,729       4,396         4,632        9,930
Sales and marketing                                         2,093       2,250         3,543        4,581
General and administrative                                  2,036       1,761         3,819        4,583
Restructuring charge                                            -         828             -        5,401
Charge for stock compensation                               3,437       1,426         9,937        5,438
                                                     -------------  ---------- -------------  -----------
Total operating expenses                                   10,295      10,661        21,931       29,933
                                                     -------------  ---------- -------------  -----------

Operating loss                                            (9,378)    (10,457)      (20,565)     (37,960)

Interest and other income (expense), net                    1,245       1,437        1,177        3,189
                                                     -------------  ---------- -------------  -----------
Net loss                                                 $(8,133)   $ (9,020)     $(19,388)    $(34,771)
                                                     =============  ========== =============  ===========
Net Loss Per Share:
  Basic and diluted                                      $ (0.24)   $  (0.25)     $  (0.68)    $  (0.94)

                                                     =============  ========== =============  ===========

  Shares used in per share computation - basic and
  diluted                                                 33,828      36,659        28,570       36,821
                                                     =============  ========== =============  ===========



[1] Costs of revenues for the six months ended June 31, 2001, includes $7.9 million of charges for inventory and purchase commitments

See Notes to Condensed Consolidated Financial Statements

                                    Vyyo Inc.
                 Condensed Consolidated Statements of Cash Flows

                                 (In Thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                                      --------
                                                              2000               2001
                                                              ----               ----
Operating Activities:

Net loss for the period                                   $   (19,388)       $   (34,771)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and other                                          586              1,531
  Stock based compensation                                      9,937              5,438
  Changes in operating assets and liabilities:
    Accounts receivable                                        (1,119)             2,264
    Other current assets                                            -                579
    Inventory                                                    (444)             2,983
    Other assets                                                 (988)                 -
    Accounts payable                                            1,098             (4,442)
    Accrued liabilities                                         4,149              2,972
    Deferred income                                              (639)                 -
                                                         -------------    ---------------

Net cash used in operating activities                          (6,808)           (23,446)
                                                         -------------    ---------------

Investing Activities:

Purchases of property and equipment                            (1,180)            (2,341)
Purchases of short term investments                           (22,973)            (9,874)
Proceeds from sale of short term investments                        -             28,225
Proceeds from sale of property and equipment                        8                 34
                                                         -------------    ---------------

Net cash provided by (used in) investing activities           (24,145)            16,044
                                                         -------------    ---------------

Financing Activities:
Repayment of short-term debt obligations                       (2,371)                 -
Proceeds from stockholder note                                  1,170                  -
Issuance of common stock                                       95,668                325
Repurchase of stock                                                 -             (9,057)
                                                         -------------    ---------------

Net cash provided by (used in) financing activities            94,467             (8,732)
                                                         -------------    ---------------

Increase (Decrease) in cash and cash equivalents               63,514            (16,134)
Cash and cash equivalents at beginning of period                5,036             33,991
                                                         -------------    ---------------
Cash and cash equivalents at end of period                $    68,550        $    17,857
                                                         =============    ===============


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

2.  Inventory

Inventory is comprised of the following (in thousands):


                                                December 31,          June 30,
                                                   2000                2001
                                                   ----                ----
                                                                   (Unaudited)


       Raw material                           $   2,890               $    291
       Work in process                              809                    917
       Finished goods                             2,307                  1,815
                                        ------------------     -----------------
                                              $   6,006              $   3,023
                                        ==================     =================

3.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                December 31,          June 30,
                                                   2000                2001
                                                   ----                ----
                                                                   (Unaudited)

         Compensation and benefits            $   4,220             $   3,621
         Inventory purchase commitments               -                 1,644
         Withholding tax                            742                   925
         Severance pay                              644                   805
         Royalties                                  658                   737
         Warranty                                 1,103                   689
         Other                                    1,978                 1,061
                                          ------------------    ----------------
                                              $   9,345             $   9,482
                                          ==================    ================


4.  Accrued Restructuring Charges

In the first and second quarters of 2001, the Company implemented a restructuring program to reduce operating expenses and to improve efficiency due to continued slowdown in the telecommunication sector. The Company recorded charges of $4.6 million and $828,000 in the first and second quarters, respectively. Included in these charges are costs related to excess facilities and severance. The restructuring program resulted in the reduction in force of approximately 20%. The restructuring charge and its utilization are summarized as follows as of June 30, 2001:

                                Cumulative
                             Restructuring                       To be Utilized
                                 charge           Payments


    Facilities                 $  4,395          $  1,899             $  2,496
    Severance and other           1,006               667                  339
                            ----------------  -----------------  ---------------
                               $  5,401          $  2,566             $  2,835
                            ================  =================  ===============



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

Common Stock Repurchase Program

In December 2000, the Company's board of directors authorized the repurchase of up to 4 million shares of Vyyo's common stock. In March 2001, the Company's board of directors approved an increase in the number of shares it may purchase under its repurchase program by 6 million shares. The Company repurchased and retired 1.3 million shares in open market transactions for a total cost of $9.1 million in the quarter ended March 31, 2001. There was no share repurchase activity in the quarter ended June 30, 2001.

Shareholder's Note Receivable

In the first quarter of 2001, the Company amended a promissory note in the amount of $2,834,163 issued to the Company by an officer to (i) make the note non-recourse to the assets of the issuer of the note other than the underlying collateral, (ii) reduce the interest rate and delay the due date for payment of interest until the maturity date of the note, and (iii) secure the note solely with the underlying shares of common stock purchased with the note proceeds. In connection with this amendment, the Company recorded a charge for stock compensation of $2.1 million and $200,000 in the first and second quarters of 2001, respectively, related to a decrease in the fair market value of the underlying collateral.

6.       Comprehensive Income

Total comprehensive income was $644,000 for the first six months of 2001 compared to $17,000 for the first six months of 2000.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

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

Overview

         We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $34.8 million for the six months ended June 30, 2001. As of June 30, 2001, our accumulated deficit was approximately $136.2 million.

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

         Net revenues decreased by 55% from $3.0 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001 and by 58% from $4.9 million in the first six months of 2000 to $2.0 million in the first six months of 2001. The technology development revenues were $480,000 in the first six months of 2000. There were no technology development revenues in the first six months of 2001. The decrease in revenues primarily reflects a slow-down in the global economy, reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced our potential customers' ability to secure financing and purchase equipments.

 Cost of Revenues.

         Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

         Cost of revenues decreased from $2.1 million in the second quarter of 2000 to $1.2 million in the second quarter of 2001. Cost of revenues was $3.5 million in the first six months of 2000 compared with $10.1 million in the first six months of 2001. Cost of revenues in the first six months of 2001 included charges of approximately $7.9 million for excess inventory and purchase commitments.

 Research and Development Expenses.

         Research and development expenses consist primarily of personnel, facilities, equipment, supplies, and funding of external projects for our research and development activities. These expenses are charged to operations as incurred. Our research and development expenses increased from $2.7 million in the second quarter of 2000 to $4.4 million in the second quarter of 2001. Research and development expenses increased from $4.6 million in the first six months of 2000 to $9.9 million in the first six months of 2001. These increases were due to increases in the number of research and development personnel and related activities, related costs of facilities and special charges of $500,000 in the first six months of 2001.

Sales and Marketing Expenses.

         Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows, promotional and marketing activities. Sales and marketing expenses increased from $2.1 million in the second quarter of 2000 to $2.3 million in the second quarter of 2001. Sales and marketing expenses increased from $3.5 million in the first months of 2000 to $4.6 million in the first six months of 2001. The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel, increase sales efforts into emerging markets and increase in trade shows and marketing activities.

General and Administrative Expenses.

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, business development, legal and administration. General and administrative expenses decreased from $2.0 million in the second quarter of 2000 to $1.8 million in the second quarter of 2001. The quarter over quarter decrease in general and administrative expenses was primarily due to reduction in compensation related expenses. General and administrative expenses increased from $3.8 million in the first six months of 2000 to $4.6 million in the first six months of 2001. The increase in general and administrative expenses for the six months period was primarily due to additional administrative personnel to support the overall increased business activities and activities related to being a public company.

Restructuring Charges.

         Restructuring charges were $5.4 million for the first six months of 2001 as result of a company-wide restructuring program. The Company recorded $4.6 million in the first quarter of 2001 relating mainly to excess facilities and $828,000 in the second quarter of 2001 relating to workforce reduction.

Charge for Stock Based Compensation.

         Charge for stock based compensation included amortization of deferred stock compensation as well as stock compensation charges incurred in connection with modifications of stock awards in 2001.

Interest and Other Income (Expense), Net.

         Interest income and other income (expense) includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. Net interest income for the second quarter of 2000 was $1.2 million compared to $1.4 million in the second quarter of 2001. Net interest income was $1.2 million in the first six months of 2000 compared to a net interest income of $3.2 million in the first six months of 2001. Substantially all of the interest and other income in the first six months of 2001 are represented by interest income on our cash and short-term investment balances. The Company repaid all of its outstanding loans in the second quarter of 2000. Interest and other income increased due to the higher average balance of invested cash equivalents and short-term investments. Interest income is expected to decline in future quarters due to a decline in cash balances and interest rates.

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

Liquidity And Capital Resources

         As of June 30, 2001, we had $94 million of cash, cash equivalents and short-term investments. In the first six months of 2000, cash used in operations was $6.8 million, comprised of our net loss of $19.4 million, partially offset by a non-cash charges of $10.5 million and an increase in working capital accounts of $2.1 million. In the first six months of 2001, cash used in operations was $23.4 million, comprised of our net loss of $34.8 million, partially offset by non-cash charges of $7.0 million for stock compensation charges, depreciation and asset write-down and increase in working capital accounts of $4.4 million.

         Investing activities in the first six months of 2001, excluding purchases and proceeds from short-term investments, amounted to approximately $2.3 million for investments in property and equipment.

         Financing activities in the first six months of 2001 was a net outflow of $8.7 million, mainly due to stock repurchases in the amount of $9.1 million, partially offset by proceeds from stock option exercises.

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

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

If broadband wireless technology or our implementation of this technology is not broadly accepted, or if the telecommunications equipment market does not improve and grow, we will not be able to sustain or expand our business.

         Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict which market segments will develop or expand. We particularly depend on the timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers in the United States. The service providers have recently delayed or reduced these rollouts and may further delay or reduce rollouts in the future. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed access and other wireless technologies that we offer or delay further their deployment of high speed wireless communication products, we will not be able to sustain or expand our business.

         Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. Should service providers or systems integrators that we may sell products to in the future cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

         In addition, during the first half of 2001, the market for telecommunications equipment significantly declined, which has adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and has reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

If the communications and Internet industries do not continue to grow and evolve in a manner favorable to our business strategy or us, our business may be seriously harmed.

         Our future success is dependent upon the continued growth of the communications industry and, in particular, the Internet. The growth of the global communications and Internet industries has recently slowed significantly and these industries continue to evolve rapidly. It is difficult to predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide communications market, which resulted in increased competition and escalating demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

         A relatively small number of customers account for a large percentage of our revenues. In the first half of 2001, four of our customers accounted for approximately 73% of our revenues, and we expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. In addition, most of our customers are not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our customers, could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless industry.

         Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in November 2000, the United States Federal Communications Commission issued an interim report on the potential effects of reallocating spectrum from certain frequency bands allocated for two-way fixed wireless applications to third generation (3G) cellular applications. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, there has been delay in the allocation of 3.5Ghz licenses. Any further delays will adversely affect our customers' deployments and could significantly harm our business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

         We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $35.2 million in 2000 and $34.8 million in the first half of 2001. As of June 30, 2001, our accumulated deficit was approximately $136.2 million. In response to the significant decline in our business and revenues in the first and second quarters of 2001, we have decreased our operating expenses; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level. If our revenues do not rapidly increase or if our gross margins do not increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

         The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Hybrid Networks, Inc., Alvarion Inc. (the merged entity of BreezeCOM Ltd and Floware Wireless Systems Ltd.), and Spike, in both the MMDS and 3.5Ghz markets. In addition, well-capitalized companies such as Cisco Systems, Alcatel and other vendors have announced plans to enter, or are potential entrants into, the broadband wireless market. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

We depend on contract manufacturers and third party equipment suppliers, and these manufacturers and suppliers may be unable to fill our orders on a timely basis, which would result in delays that could seriously harm our results of operations.

         We currently have relationships with two contract manufacturers for the manufacturing of our systems, which are located in Israel. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal agreement or relationship with a manufacturer for our modem products. Although we have sufficient inventory of modems on hand to fulfill anticipated demand for the foreseeable future, should our supply of modems be insufficient to meet future demand, our inability to identify and enter into a relationship with a manufacturer for our modems could harm our business.

         In the first half of 2001, we began to focus our resources on direct sales to service providers. Such direct sales will require us to resell to service providers equipment manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We currently have no formal relationship with any third party supplier. If we are unable to establish relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

Delays and shortages in the supply of components from our suppliers could reduce our revenues or increase our cost of revenue

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

         The broadband wireless access market is only beginning to emerge. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation wireless access system in the fourth quarter of 1999. Our second-generation wireless access system is based on the cable industry's standard set of communications rules, or protocols, that we have adapted for use in wireless applications. Therefore, the success of our business will be entirely dependent upon the success of our wireless products generally, and our new wireless products in particular. We have a very limited operating history in the broadband wireless access market upon which to evaluate our future prospects, and the revenue and income potential of our business and market are unproven. Our limited operating history in this market may limit an investor's ability to evaluate our prospects due to:

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

         The broadband wireless access industry is rapidly evolving and subject to technological change and innovation. We may experience design or manufacturing difficulties that could delay or prevent our development, introduction or marketing of new systems and enhancements, any of which could cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse, new or varying governmental regulations or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner, which would harm our business. In particular, if we are not successful in timely developing and introducing our VOFDM technology and a self-install non-line-of-site solution, our business would be substantially harmed.

If we do not effectively manage our costs in response to the decline in the business outlook, our business could be substantially harmed.

         Although we have recently reduced our operations in response to the decline in our business outlook, we will need to continue to monitor closely our costs and expenses. If the market and our business does not expand, we may need to reduce further our operations.

Because we operate in international markets, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

         Sales outside of North America accounted for approximately 18% of our revenues in 2000 and 14% of our revenues in the first half of 2001. We expect that international sales will continue to account for a significant portion of our revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

 .  economic and political instability;

 . our international customers' ability to obtain financing to fund their deployments

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

         A customer's decision to purchase many of our systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks over which we have little or no control. Our next-generation systems may have even longer sales cycles and involve demonstrations, field trials and other evaluation periods, which will further lengthen the sales cycle. Because of the growing sales cycle and the likelihood that we may rely on a concentrated number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

         Several of our capital investments have been granted "approved enterprise" status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the

Government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. This termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiary has accumulated loss carry-forwards for Israeli tax purposes and therefore has not enjoyed any tax benefits under its approved enterprise status.

         In May 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued its report recommending a major reform in the Israeli tax system. The proposed tax reform, which could become effective in the near future and may include certain provisions with retroactive effect as of January 1, 2001, provides for material changes to the current Israeli tax system. Some of the committee's proposals may have adverse tax consequences for us and for certain of our stockholders. For example, the committee proposes to eliminate the existing initial tax exemption with respect to income generated by any of our approved enterprise facilities. Because we cannot predict whether, and to what extent, the committee's proposals, or any of them, will eventually be adopted and enacted into law, we and our stockholders face uncertainties as to the potential consequences of these tax reform proposals.

         In the past, we received grants from the government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"), for financing a portion of our research and development expenditures in Israel. The regulations under which we received these grants restrict our ability to manufacture products funded by the Chief Scientist, or to transfer technology funded by the Chief Scientist, outside Israel. We believe that most of our current products are not based on technology funded by the Chief Scientist and therefore are not subject to this restriction.

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

         As of December 31, 2000, we had cash, cash equivalents and short-term investments of $127.9 million. As of June 30, 2001, we had cash, cash equivalents and short-term investments of $94.1 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of June 30, 2001

         If market interest rates were to increase on June 30, 2001 immediately and uniformly by 10 percent, the fair value of the portfolio would decline by approximately $300,000 or approximately 0.3% of the total portfolio (approximately 0.5% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2001, remains constant for the balance of 2001 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2001 remain constant for the balance of 2001, interest income for each of the remaining quarters of 2001 would be approximately $1.6 million. Assuming a decline of 10 percent in the market interest rates at June 30, 2001, interest income for each of the remaining quarters of 2001 would decline by less than $100,000 per quarter. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for each of the remaining quarters in 2001. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's cash equivalents and available-for-sale securities at June 30, 2001, over the remaining contractual lives.

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

         From April 3, 2000, until June 30, 2001, we used approximately $5.8 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $38.6 million of the net offering proceeds for working capital.

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

         From September 13, 2000, until June 30, 2001, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

 Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Vyyo Inc. annual meeting of stockholders was held on May 8, 2001. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of three (3) Class I directors to serve for a three-year term until the 2004 annual meeting of stockholders. The results of the voting were as follows:

a.   Davidi Gilo

Number of shares voted FOR                    28,288,914
Number of shares WITHHOLDING AUTHORITY           245,393

b.   Avraham Fischer

Number of shares voted FOR                    28,452,484
Number of shares WITHHOLDING AUTHORITY            81,823

c.  John P. Griffin

Number of shares voted FOR                     28,452,939
Number of shares WITHHOLDING AUTHORITY             81,368

The other directors whose terms of office as directors have continued after the annual meeting are Lewis Broad, Neill Brownstein, Samuel Kaplan and Alan Zimmerman

2. Approval of an amendment to the Vyyo Inc. Amended and Restated 2000 Employee and Consultant Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 4,000,000 shares, plus automatic annual increases in the number of shares available thereunder equal to the lesser of 2,000,000 shares or five percent of the number of Vyyo's outstanding shares on the last day of the immediately preceding fiscal year. The results of the voting were as follows:

Number of shares voted FOR                     19,091,835
Number of shares voted AGAINST                  4,088,684
Number of shares ABSTAINING                        72,424
Number of Broker Non-Votes                      5,281,364

3. Ratification of the appointment of Ernst & Young LLP as independent auditors of Vyyo Inc. for the fiscal year ending December 31, 2001. The results of the voting were as follows:

Number of shares voted FOR                     28,468,657
Number of shares voted AGAINST                     29,755
Number of shares ABSTAINING                        35,895
Number of Broker Non-Votes                            -0-


Item 5.     OTHER INFORMATION

        None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended
June 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 6, 2001


VYYO INC.

By:      /s/ Eran Pilovsky
        ---------------------------------------------------------
        Eran Pilovsky, Chief Financial Officer
        (Duly Authorized Officer and Principal Financial Officer)