Form 10-Q
period 2001-09-30
VYYO INC
filed 2001-11-06
CIK 1104730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2001
                                         ------------------

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


     20400 Stevens Creek Boulevard, 8/th/ Floor, Cupertino, California 95014
     -----------------------------------------------------------------------
     (Address of Principal Executive Offices)           (Zip Code)


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

     Yes  X  No _______
         ---

As of September 30, 2001, there were 36,972,713 shares of Common Stock ($0.0001 par value) outstanding.

                                      INDEX

                                    VYYO INC.

                                                                                            Page No.
                                                                                            -------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed consolidated balance sheets-December 31, 2000
         and September 30, 2001...........................................................      3

        Condensed consolidated statements of operations-three and nine months
         ended September 30, 2000 and 2001 ...............................................      4

        Condensed consolidated statements of cash flows-nine months
         ended September 30, 2000 and September 30, 2001 .................................      5

        Notes to condensed consolidated financial statements .............................      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................................      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......................     22

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings ................................................................     23

Item 2. Changes in Securities and Use of Proceeds.........................................     23

Item 3. Defaults upon Senior Securities ..................................................     24

Item 4. Submission of Matters to a Vote of Security Holders ..............................     24

Item 5. Other Information ................................................................     24

Item 6. Exhibits and Reports on Form 8-K .................................................     24

SIGNATURE. ...............................................................................     25

Part I.  Financial Information
Item 1. Condensed Consolidated Financial Statements

                                    Vyyo Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                             December 31,   September 30,
                                                             ------------   -------------
                                                                 2000           2001
                                                                 ----            ----
                                                               (Note 1)      (Unaudited)
Assets
------
Current Assets
--------------
Cash and cash equivalents                                    $  33,991        $  17,407
Short-term investments                                          93,914           70,559
Accounts receivable, net                                         2,890            1,635
Inventory                                                        6,006            2,056
Other current assets                                             2,382            1,156
                                                             ---------        ---------
  Total current assets                                         139,183           92,813

Property and equipment, net                                      3,984            2,078

                                                             ---------        ---------
                                                             $ 143,167        $  94,891
                                                             =========        =========


Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts payable                                             $   6,242        $   2,972
Accrued liabilities                                              9,345            7,204
Accrued restructuring charges                                       --            4,797
                                                             ---------        ---------
  Total current liabilities                                     15,587           14,973

Commitments and Contingencies

Stockholders' Equity
--------------------
Common stock (37,762 and 36,973 shares issued and              239,613          227,437
outstanding at December 31, 2000 and September 30, 2001,
respectively)
Notes receivable from stockholders                              (2,834)            (547)
Deferred stock compensation                                     (8,100)            (900)
Other comprehensive income                                         289            1,155
Accumulated deficit                                           (101,388)        (147,227)
                                                             ---------        ---------
  Total stockholders' equity                                   127,580           79,918

                                                             ---------        ---------
                                                             $ 143,167        $  94,891
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

                                    Vyyo Inc.
                 Condensed Consolidated Statements of Operations
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                    -----------------               -----------------
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                    2000            2001            2000             2001
                                                                    ----            ----            ----             ----
Net revenues                                                      $  4,465        $  2,859        $  9,321        $  4,889

Cost of revenues [1]                                                 3,086           3,207           6,576          13,264
                                                                  --------        --------        --------        --------

Gross profit (loss)                                                  1,379            (348)          2,745          (8,375)


Operating Expenses
------------------
Research and development                                             3,957           2,740           8,589          12,670
Sales and marketing                                                  2,350           1,564           5,893           6,145
General and administrative                                           2,095             895           5,914           5,478
Restructuring charge                                                     -           6,161               -          11,562
Charge for stock compensation                                        2,670             596          12,607           6,034
                                                                  --------        --------        --------        --------
Total operating expenses                                            11,072          11,956          33,003          41,889
                                                                  --------        --------        --------        --------

Operating loss                                                      (9,693)        (12,304)        (30,258)        (50,264)

Interest and other income (expense), net                             1,446           1,236           2,623           4,425
                                                                  --------        --------        --------        --------

Net loss                                                          $ (8,247)       $(11,068)       $(27,635)       $(45,839)
                                                                  ========        ========        ========        ========

Net Loss Per Share:
  Basic and diluted                                               $  (0.23)       $  (0.30)       $  (0.89)       $  (1.25)
                                                                  ========        ========        ========        ========

  Shares used in per share computation - basic and
  diluted                                                           35,707          36,753          30,949          36,798
                                                                  ========        ========        ========        ========

[1] Costs of revenues for the nine months ended September 30, 2001, includes $8.67 million of charges for inventory and purchase commitments

See Notes to Condensed Consolidated Financial Statements

                                    Vyyo Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                     -----------------
                                                                       September 30,
                                                                       ------------
                                                                     2000         2001
                                                                     ----         ----
Operating Activities:
--------------------

Net loss for the period                                          $ (27,635)   $ (45,839)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and other                                               824        4,229
  Stock based compensation                                          12,607        6,034
  Changes in operating assets and liabilities:
    Accounts receivable                                             (1,768)       1,255
    Inventory                                                       (2,622)       3,950
    Other assets                                                    (1,451)       1,226
    Accounts payable                                                 2,224       (3,270)
    Accrued liabilities                                              6,630        2,656
                                                                 ---------    ---------

Net cash used in operating activities                              (11,191)     (29,759)
                                                                 ---------    ---------

Investing Activities:
--------------------
Purchases of property and equipment                                 (2,383)      (2,359)
Purchases of short term investments                                (61,026)     (11,483)
Proceeds from sale of short term investments                         2,042       35,704
Proceeds from sale of property and equipment                             8           36
                                                                 ---------    ---------

Net cash provided by (used in) investing activities                (61,359)      21,898
                                                                 ---------    ---------

Financing Activities:
--------------------
Repayment of short-term debt obligations                            (2,371)           -
Proceeds from stockholder note                                       1,170            -
Issuance of common stock                                           147,014          334
Repurchase of stock                                                      -       (9,057)
                                                                 ---------    ---------

Net cash provided by (used in) financing activities                145,813       (8,723)
                                                                 ---------    ---------

Increase (Decrease) in cash and cash equivalents                    73,263      (16,584)
Cash and cash equivalents at beginning of period                     5,036       33,991
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  78,299    $  17,407
                                                                 =========    =========

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

2.  Inventory

Inventory is comprised of the following (in thousands):

                                                   December 31,    September 30,
                                                      2000             2001
                                                      ----           ------
                                                                    (Unaudited)

                      Raw material                 $      2,890    $           -
                      Work in process                       809              244
                      Finished goods                      2,307            1,812
                                                   ------------    -------------
                                                   $      6,006    $       2,056
                                                   ============    =============

3.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):



                                                   December 31,    September 30,
                                                      2000             2001
                                                      ----             ----
                                                                    (Unaudited)

                      Compensation and benefits    $      4,220    $       2,715
                      Withholding tax                       742            1,099
                      Warranty                            1,103            1,222
                      Royalties                             658              872
                      Severance pay                         644              706
                      Other                               1,978              590
                                                   ------------    -------------
                                                   $      9,345    $       7,204
                                                   ============    =============

4.  Accrued Restructuring Charges

In the third quarter of 2001, the Company continued to implement a restructuring program to reduce operating expenses due to the continuing slowdown in the telecommunication sector and the general economy. The Company recorded charges of $6.2 million in the third quarter, in addition to the $5.4 million recorded in the first two quarters of 2001. Included in these charges are costs related to excess facilities and severance. The restructuring program in the third quarter of 2001 resulted in a reduction in force of approximately 70%. The restructuring charge and its utilization are summarized as follows as of September 30, 2001:

                                         Cumulative
                                       Restructuring                   To be
                                          charge        Utilized      Utilized
                                       -------------  ------------   ---------
             Facilities                $       7,451  $      5,200   $   2,251
             Severance and other               4,111         1,565       2,546
                                       -------------  ------------   ---------
                                       $      11,562  $      6,765   $   4,797
                                       =============  ============   =========



5.  Contingencies

Patent Matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. ("Hybrid"), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of eleven of Hybrid's issued patents. The Company, with the advice of counsel, believes these patents are invalid or are not infringed by the Company's products. However, Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on the Company's operating results, cash flows and financial condition.

Common Stock Repurchase Program

In December 2000, the Company's board of directors authorized the repurchase of up to 4 million shares of Vyyo's common stock. In March 2001, the Company's board of directors approved an increase in the number of shares it may purchase under its repurchase program by 6 million shares. The Company repurchased and retired 1.3 million shares in open market transactions for a total cost of $9.1 million in the quarter ended March 31, 2001. There was no share repurchase activity in the quarters ended June 30 and September 30, 2001.

Shareholder's Note Receivable

In the first quarter of 2001, the Company amended a promissory note in the amount of $2,834,163 issued to the Company by an officer to (i) make the note non-recourse to the assets of the issuer of the note other than the underlying collateral, (ii) reduce the interest rate and delay the due date for payment of interest until the maturity date of the note, and (iii) secure the note solely with the underlying shares of common stock purchased with the note proceeds. In the third quarter of 2001, in connection with this amendment, the Company recorded an additional charge for stock compensation of $296,000 related to a decrease in the fair market value of the underlying collateral. The charge for stock compensation was $2.3 million in the first half of 2001. Subsequent to September 30, 2001, the Company agreed to cancel the promissory note in exchange for redelivery to the Company of the shares securing the promissory note. See note 8.

6.  Comprehensive Income

Total comprehensive income was $222,000 and $866,000 for the first three and nine months of 2001, respectively, compared to a comprehensive loss of $9,000 and a comprehensive income of $8,000 for the first three and nine months of 2000, respectively.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through September 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

8.     Subsequent Events

In October 2001, in connection with the departure of the Company's Chief Executive Officer, the Company (i) granted options to such officer to purchase 800,000 shares of common stock at an exercise price of $0.01 per share, (ii) canceled all of such officer's currently outstanding options, (iii) agreed to cancel the non-recourse promissory note previously issued by such officer to the Company (see note 5) in exchange for redelivery to the Company of 370,000 shares of common stock securing the note, and (iv) agreed to extend a loan to such officer of up to $1,000,000 upon the request of such officer. If drawn upon, this loan would be due on January 1, 2006, or earlier upon sales of the Company's shares held by such officer or upon certain other circumstances. The loan would be secured solely by the options held by such officer and the shares of the Company's common stock underlying these options.

In August 2001, the board approved, subject to stockholder approval, a 1-for-3 reverse stock split of the Company's outstanding common stock. A special meeting of stockholders to vote on the reverse stock split is scheduled for November 13, 2001.

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

Overview

         We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $45.8 million for the nine months ended September 30, 2001. As of September 30, 2001, our accumulated deficit was approximately $147.2 million.

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

         Net revenues decreased by 36% from $4.5 million in the third quarter of 2000 to $2.9 million in the third quarter of 2001 and by 48% from $9.3 million in the first nine months of 2000 to $4.9 million in the first nine months of 2001. Technology development revenues were $480,000 in the first nine months of 2000. There were no technology development revenues in the first nine months of 2001. The decrease in revenues primarily reflects a slowdown in the global economy, reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced our potential customers' ability to secure financing and purchase equipment.

 Cost of Revenues.

         Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

         Cost of revenues increased from $3.1 million in the third quarter of 2000 to $3.2 million in the third quarter of 2001. Cost of revenues was $6.6 million in the first nine months of 2000 compared with $13.3 million in the first nine months of 2001. Cost of revenues in the three and nine months ended
September 30, 2001 included charges of approximately $760,000 and $8.7 million, respectively, for excess inventory and purchase commitments.

Research and Development Expenses.

         Research and development expenses consist primarily of personnel, facilities, equipment, supplies, and funding of external projects for our research and development activities. These expenses are charged to operations as incurred. Our research and development expenses decreased from $4.0 million in the third quarter of 2000 to $2.7 million in the third quarter of 2001. These decreases were due to reductions in the workforce in the second and third quarters of 2001. Research and development expenses increased from $8.6 million in the first nine months of 2000 to $12.7 million in the first nine months of 2001. These increases were due to increases in the number of research and development personnel and related activities in the first two quarters of 2001, a one time charge, and related costs of faci1ities.

Sales and Marketing Expenses.

         Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows, promotional and marketing activities. Sales and marketing expenses decreased from $2.4 million in the third quarter of 2000 to $1.6 million in the third quarter of 2001. Sales and marketing expenses increased from $5.9 million in the first nine months of 2000 to $6.1 million in the first nine months of 2001. The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing personnel and increased sales efforts into emerging markets in the first two quarters of 2001.

 General and Administrative Expenses.

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, business development, legal and administration. General and administrative expenses decreased from $2.1 million in the third quarter of 2000 to $895,000 in the third quarter of 2001. General and administrative expenses decreased from $5.9 million in the first nine months of 2000 to $5.5 million in the first nine months of 2001. The quarter over quarter decrease in general and administrative expenses was primarily due to reduction in compensation related expenses.

Restructuring Charges.

         Restructuring charges were $11.6 million for the first nine months of 2001 as result of a company-wide restructuring program. The Company recorded $6.2 million of restructuring charges in the third quarter of 2001 related mainly to workforce reduction and write-off of excess facilities.

 Charge for Stock Based Compensation.

         Charge for stock based compensation included amortization of deferred stock compensation as well as stock compensation charges incurred in connection with modifications of stock awards in 2001.

 Interest and Other Income (Expense), Net.

         Interest income and other income (expense) includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. Net interest income for the third quarter of 2000 was $1.4 million compared to $1.2 million in the third quarter of 2001. Net interest income was $2.6 million in the first nine months of 2000 compared to a net interest income of $4.4 million in the first nine months of 2001. Substantially all of the interest and other income in the first nine months of 2001 are represented by interest income on our cash and short-term investment balances. The Company repaid all of its outstanding loans in the second quarter of 2000. Interest and other income increased due to the higher average balance of invested cash equivalents and short-term investments. Interest income is expected to decline in future quarters due to a decline in cash balances and interest rates.

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

Liquidity And Capital Resources

         As of September 30, 2001, we had $88 million of cash, cash equivalents and short-term investments. In the first nine months of 2000, cash used in operations was $11.2 million, comprised of our net loss of $27.6 million, partially offset by non-cash charges of $13.4 million and an increase in working capital accounts of $3.0 million. In the first nine months of 2001, cash used in operations was $29.8 million, comprised of our net loss of $45.8 million, partially offset by non-cash charges of $10.3 million for stock compensation charges, depreciation and asset write-down and increase in working capital accounts of $5.7 million.

         Investing activities in the first nine months of 2001, excluding purchases and proceeds from short-term investments, amounted to approximately $2.3 million for investments in property and equipment.

         Cash used in financing activities in the first nine months of 2001 was $8.7 million, mainly comprised of stock repurchases in the amount of $9.1 million, partially offset by proceeds from stock option exercises.

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through September 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

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

         Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict which market segments will develop or expand. We have particularly depended on the timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers in the United States. The largest MMDS license holder in the US, Sprint, has recently announced that it is suspending any new deployments and acquisition of new customers. The service providers have recently ceased, delayed or reduced these rollouts and may further delay or reduce rollouts in the future. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. In the event that service providers adopt technologies other than the high-speed access and other than wireless technologies that we offer or if they delay further their deployment of high speed wireless communication products, we will not be able to sustain or expand our business.

         Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. Should service providers or systems integrators that we may sell products to in the future cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

         In addition, in 2001, the market for telecommunications equipment has significantly declined, which has adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and has reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

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

         A relatively small number of customers account for a large percentage of our revenues. In the third quarter of 2001, one customer accounted for approximately 74% of our revenues, and in the first nine months of 2001, two of our customers accounted for approximately 62% of our revenues, and we expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. In addition, most of our customers are not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our customers, could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless industry.

         Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the US will use mobile technology such as 3G cellular technology in the MMDS band, it will harm our business as Vyyo's current technology does not support mobile services. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, there has been delay in the allocation of 3.5Ghz licenses. Any further delays will adversely affect our customers' deployments and could significantly harm our business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

         We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $35.2 million in 2000 and $45.8 million in the first nine months of 2001. As of September 30, 2001, our accumulated deficit was approximately $147.2 million. In response to the significant decline in our business and revenues in the first nine months of 2001, we have decreased our operating expenses; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level. If our revenues do not rapidly increase or if our gross margins do not increase or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

   . the ability of our existing and potential direct customers to obtain financing for the deployment of broadband wireles access systems;

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

     Our systems may contain undetected defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our software or hardware that we have failed to detect. We have in the past experienced, and may experience from time to time in the future, defects in new or enhanced products and systems after commencement of commercial shipments, or defects in deployed systems. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we may also be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

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

     In the first nine months of 2001, we began to focus our resources on direct sales to service providers. Such direct sales will require us to resell to service providers equipment manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We currently have no formal relationship with any third party supplier. If we are unable to establish relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

     Sales outside of North America accounted for approximately 18% of our revenues in 2000 and 12% of our revenues in the first nine months of 2001. We expect that international sales may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board and Chief Executive Officer, Michael Corwin, our President and Chief Operating Officer, and Menashe Shahar, our Chief Technical Officer, the loss of any of whom could seriously harm our business.

     Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the service of Davidi Gilo, our Chairman of the Board and Chief Executive Officer, Michael Corwin, our President and Chief Operating Officer, and Menashe Shahar, our Chief Technical Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo, Michael Corwin, Menashe Shahar, other members of senior management or other key personnel could seriously harm our business.

If we choose to acquire new businesses, products or technologies, we may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner and realize anticipated benefits.

     We may make investments in complementary companies, products or technologies. We may also acquire companies or technologies that are not complementary or related to our current business. If we acquire a company, we may have difficulty integrating that company's personnel, operations, products and technologies. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business.

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

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

     Our management collectively own a substantial percentage of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

Our common stock may be delisted from the Nasdaq National Market.

         In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that our common stock maintain a minimum bid price of at least $1.00 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days Nasdaq will issue a deficiency notice to Vyyo. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. As of the date of this report, our stock price has had a closing bid price below $1.00 for over 30 consecutive trading days. Although Nasdaq recently announced a temporary waiver of the minimum bid price requirement until January 2002, we will need to meet the requirement when it is reinstated.

         Vyyo has submitted to its stockholders for approval at a special meeting to be held on November 13, 2001, a one-for-three reverse stock split. Vyyo believes the reverse stock split is the most effective means to avoid a delisting of Vyyo's common stock from Nasdaq. If, following the reverse stock split, the per share price of Vyyo's common stock is and remains above $1.00, Vyyo will avoid a delisting action by Nasdaq based on the minimum closing bid price requirement.

         Vyyo cannot predict whether its stockholders will approve the reverse stock split or, if approved, that the reverse stock split will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. The market price per share of Vyyo common stock following the reverse stock split may not either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq. The reverse stock split could negatively impact the value of our common stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. Similarly, a delisting may negatively impact the value of the stock, since stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

         The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of Vyyo's overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

         As of December 31, 2000, we had cash, cash equivalents and short-term investments of $127.9 million. As of September 30, 2001, we had cash, cash equivalents and short-term investments of $88.0 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

         While all our cash equivalents and short-term investments are classified as "available-for-sale," we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We may not be able to obtain similar rates after maturity as a result of fluctuating interest rates. We do not hedge any interest rate exposures.

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

Quantitative Interest Rate Disclosure As of September 30, 2001

         If market interest rates were to increase on September 30, 2001 immediately and uniformly by 10 percent, the fair value of the portfolio would decline by approximately $230,000 or approximately 0.27% of the total portfolio (approximately 0.24% of total assets). Assuming that the average yield to maturity on our portfolio at September 30, 2001, remains constant for the balance of 2001 and assuming that our cash, cash equivalents and short-term investments balances at September 30, 2001 remain constant for the balance of 2001, interest income for fourth quarter of 2001 would be approximately $1.3 million. Assuming a decline of 10 percent in the market interest rates at September 30, 2001, interest income for the fourth quarter of 2001 would decline by less than $100,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for each of the remaining quarters in 2001. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's cash equivalents and available-for-sale securities at September 30, 2001, over the remaining contractual lives.

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

         From April 3, 2000, until September 30, 2001, we used approximately $6.0 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $44.9 million of the net offering proceeds for working capital.

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

         From September 13, 2000, until September 30, 2001, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.         OTHER INFORMATION

         On October 22, 2001, John O'Connell, Vyyo's Chief Executive Officer, and Eran Pilovsky, Vyyo's Chief Financial Officer, resigned from Vyyo to pursue other career opportunities. Davidi Gilo, Vyyo's Chairman of the Board, was appointed as Chief Executive Officer and as interim Chief Financial Officer. In addition, Michael Corwin was appointed as Vyyo's President and Chief Operating Officer.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.38 First Amendment to Employment Agreement of Davidi Gilo with Vyyo Inc.

         10.39 First Amendment to Employment Agreement of Stephen P. Pezzola with Vyyo Inc.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 2, 2001


VYYO INC.



By:   /s/ Davidi Gilo
    ---------------------------------------------------------
    Davidi Gilo, Acting Chief Financial Officer
    (Duly Authorized Officer and Principal Financial Officer)