Form 10-K405
period 2001-12-31
VYYO INC
filed 2002-02-19
CIK 1104730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-30189

VYYO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3241270 (I.R.S. Employer Identification Number)

20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California 95014
(Address of principal executive offices, including zip code)

(408) 863-2300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 8, 2002 was approximately $23,947,990. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $1.41 per share, the average of the bid and asked prices of the Common Stock as reported on the Nasdaq National Market on February 8, 2002, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate.

The number of shares of Common Stock outstanding on February 8, 2002 was 36,821,014 shares.

Documents Incorporated By Reference: Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant’s 2002 annual meeting of stockholders.

VYYO INC.

2001 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding Vyyo’s expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. All forward-looking statements included in this document are based on information available to Vyyo on the date hereof, and Vyyo assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In particular, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	Whether the wireless broadband access market will grow and whether wireless broadband access technology generally, and our products, specifically, will be accepted in the market

•	The timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers

•	our dependence on a limited number of customers

•	attracting and retaining customers and employees

•	existing and future competition in our markets

•	obtaining and expanding market acceptance of the products we offer, and development of new products and next generation products

•	rapid technological changes in our industry

•	our ability to successfully acquire or license other products, companies or technologies, or to sell, license or divest our technology

In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Certain Factors That May Affect Future Results” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution potential investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1.    Business

Overview

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn, and we experienced a dramatic decrease in the sales of our products and the adoption of our technology. In this environment, we determined that significant expenditures in our historical products and technology may not be justified. As a result, we reduced our workforce by approximately 75% during 2001, from 241 employees to 60 employees, and, in doing so, we reduced our research and development expenses to minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we also expect to explore a variety of alternatives, including potential restructuring or the licensing, sale or divestiture of a substantial portion or all of our technology or assets. We also expect to explore alternatives relating to the licensing, purchase or acquisition of other products, technology, assets or businesses. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

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

Our systems are deployed in point-to-multipoint applications at the radio frequencies licensed for two-way broadband communication. Point-to-multipoint technology refers to the ability of a central, wireless hub to transmit and receive network traffic to and from multiple subscriber modems. Our systems are based on the Internet protocol, or IP, which is the networking standard used to deliver voice and data over the Internet. Networking standards are the special set of rules for communicating that the end points in a telecommunication connection use to send signals back and forth. Service providers use our system to bridge the segment of the network that connects the service providers’ systems directly to the subscribers, commonly referred to as the last mile.

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

The Vyyo Solution

Our system is designed to allow service providers to rapidly deploy cost-effective, high speed data connections directly to business and residential subscribers. Our systems are deployed in point-to-multipoint applications at the frequencies licensed for these applications and consist of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system software and wireless subscriber modems. Each wireless hub is located at a base station, which houses the components in the network. Our integrated network management system manages the traffic over the network and optimizes how quickly and efficiently the system operates by allocating bandwidth. Our wireless modems are installed at multiple subscriber locations.

•
Point-to-multipoint wireless hubs are located in base stations and send and receive data traffic to and from up to 8,000 wireless subscriber modems at high speeds. Our network management system manages and controls the traffic transmitted over our broadband wireless system.

•	Our wireless modems connected to PCs or LANs are located in residences, small/home offices, and medium-sized businesses. These modems send and receive data traffic and provide access to the Internet.

•
Our wireless hub interfaces with a router located in the base station that sends data traffic to the Internet and, in the future, is intended to send voice traffic to the gateway that connects with the public telephone network.

•
System integrators, including in some instances Vyyo, or service providers add additional network equipment, such as antennae to transmit wireless radio frequency signals, and complete the network infrastructure.

Our system allows service providers to maximize the number of simultaneous subscribers on their networks. Using our point-to-multipoint system, service providers can roll out network service quickly and with a minimal initial investment and can then expand their networks by adding more wireless hubs and subscriber wireless modems as the number of subscribers grows.

Currently, the primary frequency bands for broadband data services in the United States or other countries are 2.5Ghz, 3.5Ghz and 10.5 Ghz, as well as the unlicensed bands, 2.4Ghz and 5.8Ghz.

Products

Wireless Hub.    Our wireless hub manages data communications between wireless modems located at subscribers' locations and network devices such as routers located at a central office or base station. The primary role of the wireless hub is to manage the upstream traffic from the subscriber toward the public telephone and data networks, and the downstream traffic from the networks toward the subscriber. Our wireless hub is designed to support up to 8,000 wireless modems.

Our wireless hub employs an open physical layer (PHY) architecture that allows us to easily replace the PHY boards in the hub as more sophisticated technology becomes available. Our wireless hub is designed to support a variety of channel capacities by using any combination of six communications modules as either upstream or downstream modules, with each upstream module supporting six upstream receivers, and each downstream module supporting one downstream transmitter. For example, our system can provide, among other combinations, 30 upstream channels and one downstream channel or 24 upstream channels and two downstream channels. A channel is a subdivision of a frequency band used to transmit radio frequency signals. This flexibility allows the system engineer to configure a system for each specific situation.

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

Wireless Modem.    Our wireless subscriber modem is designed for residential, home office or small office deployment. It supports up to 75 individual users simultaneously through a separate Ethernet hub or switch.

Technology

Our experience in designing shared bandwidth communications systems using time division multiple access, or TDMA, technology is the foundation of our expertise in the point-to-multipoint broadband wireless access market. TDMA is a technology that allows multiple users to share available bandwidth. We believe that we have extensive expertise in system design, as well as modem and broadband radio frequency technology. We have developed media access controller, or MAC, layer algorithms, and scheduling algorithms, that maximize the number of subscribers that can share a single upstream channel.

Internet Protocol Expertise.    Our system architecture supports Internet Protocol communications traffic, and our primary systems components, the media access controller and the scheduler, are optimized for Internet Protocol communications traffic. We have designed our systems to carry variable-length Internet Protocol packets, which may vary in size between 64 bytes and 1,518 bytes over one upstream TDMA burst.

DOCSIS-based Standard.    Our systems use an adapted version of the cable industry’s DOCSIS standard. Our DOCSIS-based technology provides for comprehensive support of Internet Protocol-based services. We believe that we werethe first company to modify the DOCSIS standard to suit the wireless environment. We have developed PHY layer capabilities, and media access controller layer capabilities based on the DOCSIS standard, for our wireless hubs and modems to facilitate reliable communication and to support typical deployment scenarios (supercell and multicell) over the MMDS and 3.5Ghz frequency bands.

MAC and PHY Layer Capabilities.    Our media access controller layer capabilities, combined with our physical layer capabilities, provide robust performance under adverse conditions and effectively utilize the limited frequency and bandwidth allocations of the MMDS band and 3.5 Ghz. band. Our single carrier PHY layer technology offers multiple symbol rates and modulation schemes on both upstream and downstream channels which are used to optimize system configuration in any particular deployment scenario.

Signal Processing Technology.    We develop, deploy and support the networking architecture for the multiple modules required in our systems. Specifically, in the base station, we are utilizing our own implementation of the cable industry’s DOCSIS BPI algorithm which is used to prevent unauthorized access to the data being transmitted.

Scheduling Algorithms.    We develop scheduling software code for DOCSIS-based TDMA point-to-multipoint systems. Our scheduling algorithms are optimized to support multiple services including Best Effort data services, Committed Information Rate services and VoIP, in an efficient manner for optimal utilization of the very limited wireless spectrum.

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

We have in the past and may in the future license our media access controller layer software code to third parties for either wireless or cable applications. We had no revenues from licensing this technology in 2001.

A relatively small number of customers account for a large percentage of our revenues. In 2001, WorldCom Broadband Solutions, Inc. accounted for approximately 57% of our revenues and Wuhan Research Institute of Posts and Telecommunication accounted for approximately 9% of our revenues.

In 1999, Sprint and WorldCom, two of the largest service providers in the United States, purchased companies holding a substantial number of MMDS licenses throughout the United States. However, in 2001, Sprint announced that it has ceased deployments of MMDS fixed wireless broadband access systems and is evaluating whether to utilize the MMDS licenses for mobile services. In addition, WorldCom has not indicated whether it intends to continue to deploy fixed wireless systems at this time and is not presently purchasing a substantial amount of our products. ADC Telecommunications, a systems integrator, sold its fixed wireless broadband access business unit in 2001. As a result of these developments, the market for our products has significantly contracted and substantial uncertainty exists with respect to its future development.

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers and potential customers are currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

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

In addition, during 2001, we began to focus our resources on direct sales to service providers, and in some instances, we serve as a system integrator and provide, through third parties, the other components of the network system. In determining which accounts to service directly, we focus on those service providers that prefer to work with a vendor directly and serve as their own system integrator.

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

Research and Development

The goal of our research and development activities is to continue the development and introduction of new features that are important to our customers, such as Voice over IP capabilities. Our efforts are also focused on reducing the cost and increasing the functionality of our systems, while adapting them to the frequency and interface specifications required for new markets. Our ongoing new product development program assesses service providers' needs and technological changes in the communications market.

We believe that our extensive experience designing and implementing high quality network components and system software allows us to develop high-value integrated systems solutions. As a result of these development efforts, we believe that we have created an effective platform for broadband wireless voice and data delivery with dynamic bandwidth allocation.

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our research and development workforce in 2001. As of December 31, 2001, our research and development staff consisted of 23 employees, compared to 144 employees as of December 31, 2000. The majority of our research and development staff is located in Israel.

Our research and development expenditures were $13.7 million for 2001, $13.1 million for 2000, and $3.7 million for 1999. We expect our investment in research and development activities will continue at a substantially reduced level for the foreseeable future. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market.

Competition

The market for broadband wireless access systems is competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include:

•	product performance and features;

•	price of competitive products;

•	reliability and stability of operation;

•	ability to develop and implement new services and technologies;

•	ability to support newly allocated frequencies;

•	ability to provide system integration services efficiently and cost effectively; and

•	sales capability, technical support and service.

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

DSL and cable modem technologies offer data transmission speeds comparable to our broadband wireless technology at comparable and in some cases lower modem costs. Fiber optic cable provides faster transmission rates than our broadband wireless technology, though at significantly higher costs.

Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Alverion Inc. (the merged entity of BreezeCOM Ltd and Floware Wireless Systems Ltd.), Hybrid Networks, Inc., AirSpan and Wi-Lan. In addition, well-capitalized companies such as Alcatel, Marconi and other vendors have in some cases internally developed products. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures may seriously harm our business.

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

We are subject to export control laws and regulations with respect to all of our products and technology. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. Some of our products contain encryption technologies to enable the transfer of data in a manner that preserves the privacy of the parties communicating such data. United States law currently requires Department of Commerce review and classification of the encryption technologies included in our systems before sales of our systems outside the United States, and we are subject to various restrictions on exporting our systems to certain countries. Under Israeli law, means of encryption and encryption equipment are controlled commodities within the meaning of the Control of Commodities and Services Law, 5718-1957, and are therefore subject to the prohibitions, restraints, supervision and control governing it by virtue of such law and regulations and orders thereunder. Such law and regulation prohibit the engagement in means of encryption otherwise than pursuant to a approval from the authorized person appointed by the Minister of Defense. Vyyo Ltd.’s approval to engage in encryption expires on March 31, 2002. We may not be able to renew these approvals as necessary from time to time. In addition, we may be required to apply for additional approvals to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications, or more stringent export control requirements could seriously harm our business.

Intellectual Property

We have 13 patent applications pending in the United States. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business.

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

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps. In this regard, in early 1999 and again in April 2000, we received written notices from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of eleven of Hybrid’s issued patents. Vyyo believes, based on the advice of counsel, that these Hybrid patents are invalid or are not infringed by our products.

Others’ patents, including Hybrid’s, may be determined to be valid, or some or all of our products may ultimately be determined to infringe the Hybrid patents or those of other companies. Hybrid or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Employees

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our workforce. In the aggregate, we reduced our workforce by approximately 75% in April and September 2001.

As of December 31, 2001, we had 60 employees, of whom 31 were employed in Israel and 29 were employed in the United States or other locations. Of these employees, 23 were principally dedicated to research and development, 14 were dedicated to sales, marketing and customer support and 5 were involved in manufacturing and operations. None of our U.S. employees is represented by a union.

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

Item 2.     Properties

We are headquartered in Cupertino, California, where we lease approximately 18,500 square feet of commercial space. Our lease for these facilities expires in October 2003. These facilities are used for executive office space, including sales and marketing, finance and administration, and technical customer support. We also lease approximately 30,000 square feet of commercial space in Jerusalem, Israel under a term lease that expires on December 31, 2003, subject to one five-year extension at our option. These facilities are used for research and development activities and for product assembly and testing.

Item 3.     Legal Proceedings

On August 14, 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against us and our subsidiary, Vyyo Ltd., in the Jerusalem, Israel, District Court, alleging that we and Vyyo Ltd. breached obligations under a lease agreement and an amendment thereto between Vyyo Ltd. and Har Hotzvim. The lease agreement, as amended, relates to an approximately 93,000 square foot facility in Jerusalem, Israel that Vyyo Ltd. leased from Har Hotzvim. The complaint seeks damages in the amount of NIS 10 million, or approximately $2.2 million; however, this amount was claimed for purposes of court fees, and the actual amount sought in Har Hotzvim’s statement of claim is NIS 37 million, or approximately $8.2 million. The amount claimed may be increased during the proceedings, subject to the court’s approval. Vyyo Inc. and Vyyo Ltd. have filed a statement of defense of Har Hotzvim’s claim. In addition to its claim and together therewith, Har Hotzvim has filed a request for provisional attachment on the total amount of approximately $2.2 million. The court has partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of $170,000. Har Hotzvim filed a motion to increase the attachment to NIS 10 million, and the court has yet to give its decision with respect to such motion. Vyyo Ltd. filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constitute a breach of its obligations under the lease agreement. The court was requested to order Har Hotzvim to reimburse Vyyo Ltd. for its expenses in complying with the lease agreement in an aggregate amount of approximately NIS 8.7 million. In September 2001, the proceeding was converted from a declarative relief proceeding to a claim for damages.

Both Har Hotzvim’s and Vyyo Ltd.’s claims are in abeyance as of the date of this report and certain intermediate proceedings are being conducted before the court.

We are also involved in litigation incidental to the ordinary course of our business activities. While the results of such litigation cannot be predicted with certainty, based on our current understanding of the facts, we do not believe that the final resolution of such matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on November 13, 2001. At the special meeting, the following matter was voted upon and approved by the stockholders:

Approval of an amendment to the Vyyo Inc. Third Amended and Restated Certificate of Incorporation to effect a one-for-three reverse split of the outstanding shares of common stock. The results of the voting were as follows:

Number of shares voted FOR	29,431,177
Number of shares voted AGAINST	822,902
Number of shares ABSTAINING	20,004
Number of Broker Non-Votes	0

In January 2002, our Board of Directors determined not to effect the reverse split and to abandon the reverse split.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “VYYO” since our initial public offering on April 5, 2000. Prior to that date, there was no public market for our common stock. The following table presents for the periods indicated the high and low sales prices for our common stock, as reported by the Nasdaq National Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2001
First Quarter	$13.875	$1.875
Second Quarter	$2.25	$1.125
Third Quarter	$1.48	$0.66
Fourth Quarter	$1.64	$0.68
Year Ended December 31, 2000
Second Quarter (beginning April 5, 2000)	$35.375	$13.25
Third Quarter	$44.625	$20.875
Fourth Quarter	$30.375	$5.375

On February 8, 2002, the closing price of our common stock as reported on the Nasdaq National Market was $1.31 per share. As of February 8, 2002, there were approximately 133 holders of record of our common stock, which we believe represents approximately 5,500 beneficial holders.

Dividend Policy.    We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Through our subsidiary, Vyyo Ltd., we participate in the “alternative benefits program” under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If Vyyo Ltd. distributes a cash dividend to Vyyo Inc. from income which is tax exempt, other than in the complete liquidation of Vyyo Ltd., it would be taxed at the corporate rate applicable to such income (currently between 10% to 25%).

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

From April 3, 2000, until December 31, 2001, we used approximately $6.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $48.4 million of the net offering proceeds for working capital.

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

From September 13, 2000, until December 31, 2001, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 6.     Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$8,205	$15,378	$4,230	$2,449	$1,537
Cost of revenues	15,204	10,635	4,316	2,568	1,556

Gross profit (loss)	(6,999)	4,743	(86)	(119)	(19)
Operating expenses:
Research and development	13,717	13,086	3,678	3,252	2,398
Sales and marketing	7,592	8,201	1,972	2,413	1,484
General and administrative	7,143	8,785	2,148	1,363	1,200
Charge for stock compensation	12,827	14,607	9,300	—	—
Restructure charges	6,252	—	—	—	—

Total operating expenses	47,531	44,679	17,098	7,028	5,082

Operating loss	(54,530)	(39,936)	(17,184)	(7,147)	(5,101)
Charge for amended financing arrangements	—	—	(25,700)	—	—
Interest and other income (expense), net	5,527	4,704	(717)	(524)	(244)

Net loss	($49,003)	($35,232)	($43,601)	($7,671)	($5,345)

Net loss per share
(basic and diluted)	($1.33)	($1.08)	($5.40)	($5.43)	($5.91)

Shares used in net loss per share
(basic and diluted)	36,761	32,600	8,078	1,412	905

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$84,069	$127,905	$5,036	$131	$510
Working capital (deficiency)	75,904	123,596	210	(10,581)	(4,497)
Total assets	88,040	143,167	8,363	3,380	2,976
Long-term obligations, net of current portion	—	—	—	—	394
Total shareholders’ equity (net capital deficiency)	77,852	127,580	1,305	(9,571)	(3,811)

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2001 consolidated financial statements and accompanying notes appearing elsewhere in this annual report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Certain Factors That May Affect Future Results” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn, and we experienced a dramatic decrease in the sales of our products and the adoption of our technology. In this environment, we determined that significant expenditures in our historical products and technology may not be justified. As a result, we reduced our workforce by approximately 75% during 2001, from 241 employees to 60 employees, and, in doing so, we reduced our research and development expenses to minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we also expect to explore a variety of alternatives, including potential restructuring or the licensing, sale or divestiture of a substantial portion or all of our current technology or assets. We also expect to explore alternatives relating to the licensing, purchase or acquisition of other products, technology, assets or businesses. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $49 million for the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was approximately $150.4 million.

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

Net revenues include product revenues and technology development or license revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as package to telecommunications service providers and to system integrators. In 2001, our revenues also derived from system integration products and services provided to telecommunications service providers. Revenues from products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) the collection of payments is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues. Technology development revenues are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. License revenues are recognized when the license technology is delivered. Deferred revenues represent the gross profit on product revenues subject to return or exchange and total payments on technology development not yet recognized.

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to legal proceedings, inventory valuation and restructuring expenses. The restructuring expenses allocated to excess facilities costs include, among other costs, rental payments for unused premises under a noncancelable lease agreement. We provided for the lease until the agreement expires at the end of 2003, as we do not believe that subleasing these premises is reasonably possible under current market conditions. With respect to the dispute with Har Hotzvim described in the notes to the financial statements and elsewhere in this report, we included an adequate provision to cover the approximately $2.2 million claim. Har Hotzvim claimed this amount for purposes of court fees; however, the actual amount sought in Har Hotzvim’s statement of claim is approximately $8.2 million. We do not believe that any amount in excess of the $2.2 million claim is reasonably possible. As to the inventory valuation, we recorded charges of approximately $8.5 million based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

Net Revenues.

Net revenues decreased by 47% in 2001 from 2000, to $8.2 million in 2001 from $15.4 million in 2000, and increased in 2000 from 1999 by 264%, from $4.2 million in 1999. The decrease in revenues in 2001 primarily reflects a slowdown in the global economy and the telecommunications industry, reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced the ability of our potential customers to secure financing and purchase equipment. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation DOCSIS-based wireless access system in the fourth quarter of 1999. A substantial portion of our product revenues in 1999 relates to sales of cable modem products that we are no longer developing. Virtually all of the remaining revenues in 1999 relate to sales of our first-generation wireless modem products, which we phased out with the launch of our second-generation, DOCSIS-based, wireless access systems in the fourth quarter of that year. Technology development and licensing revenues were less than 10% of revenues in 2000 and $480,000 in 1999. There were no technology development or licensing revenues for the year ended December 31, 2001.

In 2001, 84% of our revenues were derived from customers in North America and 16% from customers outside of North America. In 2000, 82% of our revenues were derived from customers in North America and 18% from customers outside of North America. In 1999, approximately 61% of our revenues were derived from customers in North America and 39% from customers outside of North America.

Our revenues are concentrated among relatively few customers. Revenues from WorldCom Broadband Solutions, Inc. and Wuhan Research Institute of Posts and Telecommunication represented approximately 57% and 9%, respectively, of our net revenues in 2001. In 2000, two system integrators, Nortel Networks and ADC Telecommunications, collectively represented approximately 55% of our net revenues. Revenues from ADC Telecommunications, Nortel Networks and Convergence Communications represented approximately 33%, 22% and 10%, respectively, of our net revenues in 2000. In 1999, revenues from four customers represented approximately 20%, 14%, 13% and 12% of net revenues. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future. As of December 31, 2001, ADC Telecommunications holds approximately 7% of our outstanding common stock.

Cost of Revenues.

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products. Cost of revenues increased in 2001 to $15.2 million from $10.6 million in 2000, and increased in 2000 from $4.3 million in 1999. The increase in cost of revenues and the negative gross margin in 2001 was attributable primarily to charges of approximately $8.5 million for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders for and sales of our products. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers. In 2001, we purchased from ADC Telecommunications products and components in the amount of $2.1 million. The increase of cost of revenues and the gross margin in 2000 from 1999, was attributable primarily to increased shipments of our products and reflects the cost effectiveness of the second-generation DOCSIS-based wireless broadband systems, recognition of revenues previously deferred offset by inventory write-down, and to a lesser extent the impact of technology development revenues. Gross margins in 1999 were negatively affected by the high fixed costs associated with the first generation wireless modem products and inventory write-offs associated with the discontinuation of in-house cable modem assembly, as well as the replacement of a modem system for a key customer with next-generation technology. Cost of revenues in 1999 included costs of technology development revenues of $313,000. We expect that our gross margins will continue to fluctuate in future periods.

Prior to 1997, we participated in several Israeli government research and development incentive programs under which we received research and development participation of approximately $3.7 million. We are obligated to pay royalties at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts of 100% or 150% of the funded amount. As of December 31, 2001, we had repaid or provided for the repayment of grants amounting to $1.3 million. As we over time have gradually decreased the manufacture and sale of products developed within any of the projects funded by the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade or by the Israel-United States Binational Industrial Research and Development Foundation, we believe that the remaining contingent royalty liability is approximately $119,000.

Research and Development Expenses.

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased in 2001 to $13.7 million from $13.1 million in 2000, and increased in 2000 from $3.7 million in 1999. These increases in 2001 and 2000 were due to increased levels of activities and related costs of personnel through the first quarter of 2001, a one-time charge in 2001, and related costs of facilities. We expect that research and development expenses will decrease in future periods due to significant reductions in our workforce effected in the second and third quarters of 2001 As of December 31, 2001, our research and development staff consisted of 23 employees, compared to 144 employees as of December 31, 2000. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market.

Sales and Marketing Expenses.

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses decreased in 2001 to $7.6 million from $8.2 million in 2000, and increased in 2000 from $2.0 million in 1999. The fluctuation in sales and marketing expenses in each of these years was primarily due to changes in the number of sales and marketing personnel and the level of trade show and other promotional activities. In 2001, we reduced our expenses in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our sales and marketing workforce in the second and third quarters of 2001. We increased our expenses in 2000, as we began to expand our sales and marketing activities in worldwide locations such as South East Asia, South America, and Europe.

General and Administrative Expenses.

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses decreased in 2001 to $7.1 million from $8.8 million in 2000, and increased in 2000 from $2.1 million in 1999. The decrease in 2001 in general and administrative expenses was primarily due to reduction in compensation related expenses and reductions in our workforce in the second and third quarters of 2001. The increase from 1999 to 2000 was due to the hiring of additional senior management personnel and expansion of operational and corporate activities to support the growing research and development and sales and marketing organizations as well as to support our operations as a public company.

Restructuring Charges.

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. The excess facilities costs consist of rental payments for unused premises under current agreements and costs associated with the abandonment of a previous decision to move to new premises, including lease payments and leasehold improvements invested in these premises and costs associated with the related legal claim against us. The restructuring charge and its utilization are summarized as follows as of December 31, 2001 and for the year then ended:

	Cumulative restructuring charge	Utilized	To be utilized
	(In thousands)
Facilities	$4,913	$2,548	$2,365
Equipment	2,616	2,616	—
Employees’ severance and other related benefits	5,298	4,848	450

	$12,827	$10,012	$2,815

Charge for Stock Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charge related to stock compensation was $7.4 million in 2001 (including a charge of $1.1 million associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring cost), $14.6 million in 2000 and $9.3 million in 1999. As of December 31, 2001, unamortized deferred compensation related to options issued through the completion of the initial public offering amounted to $600,000.

Interest and Other Income (Expense), Net.

Interest and other income (expense), net, include interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. Net interest income was $5.5 million in 2001 and $4.7 million in 2000, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. The net interest expense in 1999 was $717,000. We expect that our net interest income will decrease due to decreasing cash balances and reduced interest rates in financial markets.

Income Taxes.

As of December 31, 2001, we had approximately $60 million of Israeli net operating loss carryforwards, $6 million of United States federal net operating loss carryforwards, and $6 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2021. The state net operating loss carryforwards expire in various amounts between the years 2004 and 2006. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Interim Financial Statements

The following table presents unaudited quarterly financial information for each of the four quarters in the year ended December 31, 2001. You should read this information in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this annual report.
	Quarter Ended
	December 31 2001	September 30 2001	June 30 2001	March 31 2001
	(in thousands, except per share data)
Statements of operations data:
Net revenue	$ 3,316	$ 2,859	$1,361	$669
Gross profit (loss)	1,376	(348)	204	(8,231)
Operating loss	(4,266)	(12,304)	(10,457)	(27,503)
Net loss	(3,164)	(11,068)	(9,020)	(25,751)
Net loss per share: (basic and diluted)	$ (0.09)	$ (0.30)	$(0.25)	$(0.70)
Shares used in net loss per share (basic and diluted)	36,624	36,753	36,659	36,983

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through equity sales and borrowings from stockholders and banks. We raised approximately $11.7 million in 1999 in convertible debt from stockholders and equity. We raised approximately $147.7 million in 2000 from the issuance of common stock, most of which was raised in our initial public offering in April 2000 and our follow-on offering in September 2000. As of December 31, 2001, we had $84.1 million of cash, cash equivalents and short-term investments.

In 2001, cash used in operations was $33.2 million, comprised of our net loss of $49 million offset by depreciation and a non-cash charge for stock compensation amounting to $12 million and net changes in working capital of $3.8 million. Within working capital, our inventories, accounts receivable and other current assets decreased by $5.3 million, $2.2 million and $1.8 million, respectively, our accounts payable and our accrued liabilities decreased by $5.4 million and $2.8 million, respectively, and our restructure liability increased by an aggregate of $2.8 million. In 2000, cash used in operations was $17.6 million, comprised of our net loss of $35.2 million offset by depreciation and non-cash charge for stock compensation amounting to $15.8 million and net changes in working capital of $1.9 million. Within working capital, our inventories and accounts receivable increased by $4.9 million and $2.3 million, respectively, and our accounts payable and accrued liabilities increased by an aggregate of $11.5 million. In 1999, cash used in operations was $6.2 million comprised of $8.6 million of our net loss excluding a non-cash charge for stock compensation and amended financing agreements, an increase in accounts receivable of $336,000, offset by a decrease in inventories of $512,000 and increase in accounts payable and accrued liabilities of $1.5 million. We have made investments in property and equipment of approximately $7.2 million from 1999 through December 31, 2001.

On December 21, 2000, we announced a stock repurchase program of up to 4 million shares subject to market conditions and at the discretion of management. As of December 31, 2001, through open market transactions, we repurchased 1,673,400 shares under the repurchase program for a total of $11.4 million. Our liquidity will be impacted to some extent by the amount of share repurchases, if any, made under the repurchase program in the future.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We believe that our current cash, cash equivalents and short-term investment balances, will be sufficient to fund our operations for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to cancel or suspend our stock repurchase program, sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. We expect to devote substantial capital resources to search for, investigate and, potentially, acquire new businesses, companies or technologies. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Effective Corporate Tax Rates

Our tax rate will reflect a mix of the United States federal and state tax on our United States income and Israeli tax on non-exempt income. Our Israeli subsidiary has been granted “approved enterprise” status for several investment programs. These programs entitled the Israeli subsidiary to six years tax exemption on undistributed earnings commencing in the year in which it attains taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income. As of December 31, 2001, the tax benefits period has not yet commenced, as we have not yet utilized our operating loss carryforwards. The entitlement to these benefits is conditional upon fulfilling the conditions stipulated by the Investment Law, regulations published thereunder, and the instruments of approval for the specific investments in approved enterprises. In the event of a failure to comply with these conditions, the benefits may be cancelled and we may be required to refund the amount of the benefits, in whole or in part, with the addition of inflation adjustment differences and interest. If the Israeli subsidiary distributes a cash dividend to the parent company from income that is tax exempt, it will be taxed to a corporate rate applicable to such income (between 10% to 25%, depending on the extent of the foreign ownership in the Israeli subsidiary).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.141, “Business Combinations”, and SFAS No.142, “Goodwill and Other Intangible Assets”. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Since we did not complete any business combinations through December 31, 2001, we believe that these standards will not have a material impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position, results of operations or cash flows.

Certain Factors That May Affect Future Results

If broadband wireless technology or our implementation of this technology continues not to be broadly accepted we will not be able to sustain our business and may need to shut it down.

Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop or expand. The largest MMDS license holder in the US, Sprint, announced during 2001 that it is suspending any new deployments and acquisition of new customers. The service providers have recently ceased, delayed or reduced these rollouts and may further delay or reduce rollouts in the future. In the event that service providers adopt technologies other than the high-speed access and other than wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business and may be required to cease operations in this business.

Since we have significantly reduced our workforce and expenses, we may not be able to address successfully the telecommunications market if and when it recovers.

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn, and we experienced a dramatic decrease in the sales of our products and the adoption of our technology. In this environment, we determined that significant expenditures in our historical products and technology may not be justified. As a result, we reduced our workforce by approximately 75% during 2001, from 241 employees to 60 employees, and, in doing so, we reduced our research and development expenses to minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we also expect to explore a variety of alternatives, including potential restructuring or the licensing, sale or divestiture of a substantial portion or all of our technology or assets. We also expect to explore alternatives relating to the licensing, purchase or acquisition of other products, technology, assets or businesses. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

If service providers and systems integrators do not promote and purchase our products, or if the telecommunications equipment market continues not to improve and grow, our business will be seriously harmed.

Service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. Should service providers or systems integrators, to which we may sell products in the future, cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

In addition, in 2001, the market for telecommunications equipment significantly declined, which has adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and has reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

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

A relatively small number of customers account for a large percentage of our revenues. In 2001, WorldCom Broadband Solutions, Inc. accounted for approximately 57% of our revenues and Wuhan Research Institute of Posts and Telecommunication accounted for approximately 9% of our revenues. We have not received any new significant orders from WorldCom, nor do we expect them to continue to deploy a large number of cities in the foreseeable future. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

Because we do not have long-term contracts with our customers, our customers can discontinue purchases of our systems at any time.

We sell our systems based on individual purchase orders. Our customers are generally not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless industry.

Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the US will use mobile technology such as 3G cellular technology in the MMDS band, it will harm our business as Vyyo’s current technology does not support mobile services. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, there has been delay in the allocation of 3.5Ghz licenses. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $49 million in 2001 and $35.2 million in 2000. As of December 31, 2001, our accumulated deficit was approximately $150.4 million. In response to the significant decline in our business and revenues in 2001, we have decreased our operating expenses; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase or if our gross margins do not increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Our quarterly operating results fluctuate, which may cause our share price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. For example, in the first quarter of 2001, we experienced a particularly significant decline in revenues and increase in negative margin from prior quarters. These variations result from a number of factors, including:

•	the uncertain timing and level of market acceptance for our systems and the uncertain timing and extent of rollouts of wireless broadband access systems by the major service providers;

•	reductions in pricing by us or our competitors;

•	the mix of products sold by us and the mix of sales channels through which they are sold;

•	the ability of our existing and potential direct customers to obtain financing for the deployment of broadband wireless access systems;

•	global economic conditions;

•	the effectiveness of our system integrator customers in marketing and selling their network systems equipment; and

•	changes in the prices or delays in deliveries of the components we purchase or license.

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

Competition may result in lower average selling prices, and we may be unable to reduce our costs at offsetting rates, which may impair our ability to achieve profitability.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alverion Inc. (the merged entity of BreezeCOM Ltd and Floware Wireless Systems Ltd.), Hybrid Networks, Inc., AirSpan and Wi-Lan. In addition, well-capitalized companies such as Alcatel, Marconi and other vendors have in some cases internally developed products. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

We have a limited operating history in the broadband point-to-multipoint wireless access market, which may limit your ability to evaluate our business and increase the risk of an investment in Vyyo.

We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation wireless access system in the fourth quarter of 1999. Our second-generation wireless access system is based on the cable industry’s standard set of communications rules, or protocols, that we have adapted for use in wireless applications. Therefore, the success of our business will be entirely dependent upon the success of our wireless products generally, and our new wireless products in particular. We have a very limited operating history in the broadband wireless access market upon which to evaluate our future prospects, and the revenue and income potential of our business and market are unproven. Our limited operating history in this market may limit your ability to evaluate our prospects due to:

•	our limited historical financial data from our wireless products;

•	our unproven potential to generate profits; and

•	our limited experience in addressing emerging trends that may affect our business.

As a young company, we face risks and uncertainties relating to our ability to implement our business plan successfully. You should consider our prospects in light of the risks, expenses and difficulties we may encounter.

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

We may make investments in or acquire other companies, products or technologies, including companies or technologies that are not complementary or related to our current business. If we acquire a company, we may have difficulty integrating that company’s personnel, operations, products and technologies. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

Because we operate in international markets, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 39% of our revenues in 1999, 18% of our revenues in 2000 and 16% of our revenues in 2001. We expect that international sales may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

•	economic and political instability;

•	our international customers’ ability to obtain financing to fund their deployments

•	changes in regulatory requirements and licensing frequencies to service providers;

•	import or export licensing requirements and tariffs;

•	trade restrictions; and

•	more limited protection of intellectual property rights.

Any of the foregoing difficulties of conducting business internationally could seriously harm our business.

Conditions in Israel affect our operations and may limit our ability to produce and sell our systems.

Our final testing and assembly and research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Menashe Shahar, our Chief Technical Officer, the loss of any of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the service of Davidi Gilo, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Menashe Shahar, our Chief Technical Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo or Menashe Shahar, other members of senior management or other key personnel could seriously harm our business.

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

In addition, during 2001, we began to focus our resources on direct sales to service providers. Such direct sales require us to resell to service providers equipment manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We are particularly dependent on third party radio suppliers in selling our 3.5 Ghz and other products. We currently have no formal relationship with any third party supplier. If we are unable to establish relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

We currently obtain key components from a limited number of suppliers. Some of these components, such as semiconductor components for our wireless hubs, are obtained from a single source supplier. We generally do not have long-term supply contracts with our suppliers. These factors present us with the following risks:

•	delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellation of orders for our systems;

•	suppliers could increase component prices significantly and with immediate effect;

•	we may not be able to develop alternative sources for system components, if or as required in the future;

•
suppliers could discontinue the manufacture or supply of components used in our systems. In such event, we might need to modify our systems, which may cause delays in shipments, increased manufacturing costs and increased systems prices; and

•	we may hold more inventory than is immediately required to compensate for potential component shortages or discontinuation.

The occurrence of any of these or similar events would harm our business.

Delays and shortages in the supply of components from our suppliers and third party radio vendors could reduce our revenues or increase our cost of revenue.

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

We expect that we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps. In this regard, in early

1999, and again in April 2000, we received written notices from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of 11 of Hybrid’s issued patents.

Third parties, including Hybrid, could assert, and it could be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

•	obtain licenses to the infringing technology;

•	pay substantial damages under applicable law;

•	cease the manufacture, use and sale of infringing products; or

•	expend significant resources to develop non-infringing technology.

Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

If we fail to adequately protect our intellectual property, we may not be able to compete.

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of our products or design around our patents, and the patents may not provide us competitive advantages. Litigation, which could result in substantial costs and diversion of our efforts, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

A customer’s decision to purchase many of our systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a concentrated number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

We expect that the net proceeds from our initial public offering completed in May 2000, and our secondary public offering completed in September 2000, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses, including:

•	acquiring technologies or businesses;

•	hiring additional qualified personnel; and

•	implementing further marketing and sales activities; and

We may have to raise funds even sooner in order to fund more rapid expansion, to respond to competitive pressures or to otherwise respond to unanticipated requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. We may not be able to obtain additional funds on acceptable terms, or at all. If we cannot raise needed funds on acceptable terms, we may not be able to increase our ongoing operations if necessary, take advantage of acquisition opportunities, develop or enhance systems or respond to competitive pressures. This potential inability to raise funds on acceptable terms could seriously harm our business.

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

Our management collectively own approximately 47% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

•	electing members to our board of directors;

•	approving significant change-in-control transactions;

•	determining the amount and timing of dividends paid to themselves and to our public stockholders; and

•	controlling our management and operations.

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

The market price of our shares has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including the following:

•	actual or anticipated variations in our quarterly operating results or those of our competitors;

•	announcements by us or our competitors of new products or technological innovations;

•	introduction and adoption of new industry standards;

•	changes in financial estimates or recommendations by securities analysts;

•	changes in the market valuations of our competitors;

•	announcements by us or our competitors of significant acquisitions or partnerships; and

•	sales of our common stock.

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

If our stock price falls below $1.00 per share, our common stock may be delisted from the Nasdaq National Market.

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that our common stock maintain a minimum bid price of at least $1.00 per share. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days Nasdaq will issue a deficiency notice to Vyyo. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. During the fourth quarter of 2001, our stock price had a closing bid price below $1.00 for over 30 consecutive trading days, although the price has since increased to over $1.00. Vyyo cannot predict whether the market price for our common stock will remain above $1.00. A delisting may negatively impact the value of the stock, since stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

Provisions of our governing documents and Delaware law could discourage acquisition proposals or delay a change in control.

Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is divided into three classes, each serving three-year terms;

•	super–majority voting is required to amend key provisions of our certificate of incorporation and bylaws;

•	there are limitations on who can call special meetings of stockholders;

•	stockholders are not able take action by written consent; and

•	advance notice is required for nominations of directors and for stockholder proposals.

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

Several of our capital investments have been granted “approved enterprise” status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the Government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiary has accumulated loss carry-forwards for Israeli tax purposes and therefore has not enjoyed any tax benefits under its approved enterprise status.

In May 2000, a committee chaired by the Director General of the Israeli Ministry of Finance issued its report recommending a major reform in the Israeli tax system. The proposed tax reform, which could become effective in the near future and may include certain provisions with retroactive effect as of January 1, 2001, provides for material changes to the current Israeli tax system. Some of the committee’s proposals may have adverse tax consequences for us and for certain of our stockholders. For example, the committee proposes to eliminate the existing initial tax exemption with respect to income generated by any of our approved enterprise facilities. Because we cannot predict whether, and to what extent, the committee’s proposals, or any of them, will eventually be adopted and enacted into law, we and our stockholders face uncertainties as to the potential consequences of these tax reform proposals.

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

It may be difficult enforce a U.S. judgment against us and our nonresident director and experts.

One of our directors and some of the experts named in this report are nonresidents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

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

As of December 31, 2001, we had cash, cash equivalents and short-term investments of $84.1 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of December 31, 2001

If market interest rates were to increase on December 31, 2001 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $200,000 or approximately 0.25% of the total portfolio (approximately 0.2% of total assets). Assuming that the average yield to maturity on our portfolio at December 31, 2001 remains constant throughout 2002 and assuming that our cash, cash equivalents and short-term investments balances at December 31, 2001 remain constant for the duration of 2002, interest income for 2002 would be approximately $4.2 million. Assuming a decline of 10%in the market interest rates at December 31, 2001, interest income for 2002 would be approximately $4 million in 2002, which represents a decrease in interest income of approximately $200,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the year ended December 31, 2002. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash equivalents and available-for-sale securities at December 31, 2001, over the remaining contractual lives.

Item 8.     Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 4, 2001, we reported on Form 8-K that we had dismissed Ernst & Young LLP as our independent accountants and had engaged PricewaterhouseCoopers LLP as our new independent accountants, effective as of December 3, 2001. We hereby amend our disclosure in the previously filed Form 8-K to clarify that we have engaged Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited (“Kesselman”), based in Tel Aviv, Israel, as our new independent accountants. During our two most recent fiscal years and the subsequent interim period prior to engaging Kesselman, neither we nor anyone on our behalf consulted with Kesselman regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by Kesselman that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions “Election of Directors,” “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2002 annual meeting of stockholders.

Item 11.     Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Information” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2002 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2002 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2002 annual meeting of stockholders.

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

(a)3.    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Vyyo Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Exhibit Title
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.2*	1996 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.3*	1999 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.4*
Second Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, file no. 333-67070, and incorporated herein by reference).

10.5*	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, file no. 333-37804, and incorporated herein by reference).

10.6*
Amendment to 2000 Employee Stock Purchase Plan, adopted on November 14, 2000 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference)

10.7
Registration Rights and Lock-Up Agreement dated as of April 21, 1996, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.8
Amendment to Registration Rights and Lock-Up Agreement, dated as of August 13, 1999, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.9*	Employment Agreement with Davidi Gilo (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.10*
First Amendment to Employment Agreement with Davidi Gilo (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 6, 2001, and incorporated herein by reference).

10.11*	Employment Agreement with Stephen P. Pezzola (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.12*
First Amendment to Employment Agreement with Stephen P. Pezzola (filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 6, 2001, and incorporated herein by reference).

10.13*	Employment Agreement with Arnon Kohavi (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.14*
Employment Agreement with Menashe Shahar (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference).

10.15
Unprotected Lease Agreement, dated as of March 7, 1999 between Vyyo Ltd. and Ayalot Investments in Properties (Har Hotzvim) 1994 Ltd. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.16
Amendment No. 2 to Registration Rights and Lock-Up Agreement dated as of February 4, 2000, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.17
1997 Series A-2 Warrant, dated December 29, 1997, issued by the Registrant to Eli David (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.18
1998 Series A-2 Warrant, dated February 26, 1998, issued by the Registrant to Eli David (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.19
1998 Series A-1 Warrant, dated February 3, 1998, issued by the Registrant to Eli David (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.20
Form of Amendment No. 3 to Registration Rights and Lock-Up Agreement dated as of September 11, 2000, by and among the Registrant and certain holders of the Series A Preferred Stock and Series C Preferred Stock (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.21
Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.22*
Employment Agreement with John O’Connell, dated as of October 12, 2000 (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference).

10.23*
Loan and Pledge Agreement, by and between John O’Connell and the Registrant, dated as of October 12, 2000 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference).

10.24*
Amendment No. 1 to Loan and Pledge Agreement, dated as of March 1, 2001, by and between John O’Connell and the Registrant (filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001, and incorporated herein by reference).

10.25*
Reimbursement Agreement, dated as of March 1, 2001, by and between John O’Connell and the Registrant (filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001, and incorporated herein by reference).

10.26*
Termination Agreement, dated as of March 21, 2001, by and between Michael P. Corwin and the Registrant (filed as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001, and incorporated herein by reference).

10.27	Net Office Lease, dated September 1997, by and between Cupertino City Center Buildings and Zen Research, Inc. (filed herewith).

10.28
First Amendment to Net Office Lease, dated as of July 31, 2001, by and between Cupertino City Center Buildings, Zen Research, Inc., Zen Research plc, New Silicon Value, Inc., and the Registrant (filed herewith).

10.29	8th Floor Lease Assumption Agreement, dated as of September 1, 2001, by and between Zen Research, Inc., Zen Research plc, New Silicon Value, Inc. and the Registrant (filed herewith).

21.1	Subsidiaries of the Registrant

23.1	Consent of Kesselman & Kesselman, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On December 4, 2001, we filed a report on Form 8-K reporting under Item 4 that, effective as of December 3, 2001, we had dismissed Ernst & Young LLP as our independent accountants and had engaged Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, as our independent accountants.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.

By:	/s/ Davidi Gilo Davidi Gilo, Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer

Date: February 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Davidi Gilo Davidi Gilo	Chairman of the Board of Directors, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	February 15, 2002

/s/ Lewis S. Broad Lewis S. Broad	Director	February 15, 2002

/s/ Neill H. Brownstein Neill H. Brownstein	Director	February 15, 2002

/s/ Avraham Fischer Avraham Fischer	Director	February 15, 2002

/s/ John P. Griffin John P. Griffin	Director	February 15, 2002

/s/ Samuel L. Kaplan Samuel L. Kaplan	Director	February 15, 2002

/s/ Alan L. Zimmerman Alan L. Zimmerman	Director	February 15, 2002

VYYO INC.

2001 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the stockholders of
Vyyo Inc.

We have audited the accompanying consolidated balance sheets of Vyyo Inc. (hereafter—the Company) and its subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Israel and in the United States including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and the consolidated results of their operations, changes in stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ KESSELMAN & KESSELMAN CPAS (ISR)
A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
January 15, 2002

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Vyyo Inc.

We have audited the accompanying consolidated balance sheets of Vyyo Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ERNST & YOUNG LLP

San Jose, California
January 16, 2001

VYYO INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,380	$33,991
Short-term investments (note 2)	66,689	93,914
Accounts receivable, net of allowance for doubtful accounts of $285 and $44 in 2001 and 2000, respectively	729	2,890
Inventories (note 3)	693	6,006
Other	601	2,382

Total current assets	86,092	139,183
PROPERTY AND EQUIPMENT, net (note 4)	1,948	3,984

Total assets	$88,040	$143,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$827	$6,242
Accrued liabilities (note 5)	6,546	9,345
Accrued restructuring liability (note 5)	2,815

Total current liabilities	10,188	15,587

COMMITMENTS AND CONTINGENCIES (note 7)

STOCKHOLDERS’ EQUITY (note 8):
Common stock, $0.0001 par value at amounts paid in; 200,000,000 shares authorized; 36,792,420 and 37,761,828 shares issued and outstanding at December 31, 2001 and 2000, respectively	228,122	239,613
Notes receivable from stockholders		(2,834)
Deferred stock compensation	(600)	(8,100)
Accumulated other comprehensive income	721	289
Accumulated deficit	(150,391)	(101,388)

Total stockholders’ equity	77,852	127,580

	$88,040	$143,167

The accompanying notes are an integral part of these consolidated financial statements.

VYYO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31
	2001	2000	1999
NET REVENUES (1) (note 11)	$8,205	$15,378	$4,230
COST OF REVENUES (2)	15,204	10,635	4,316

GROSS PROFIT (LOSS)	(6,999)	4,743	(86)
OPERATING EXPENSES:
Research and development	13,717	13,086	3,678
Selling and marketing	7,592	8,201	1,972
General and administrative	7,143	8,785	2,148
Charge for restructuring (note 5)	12,827
Charge for stock compensation (3)	6,252	14,607	9,300

Total operating expenses	47,531	44,679	17,098
OPERATING LOSS	(54,530)	(39,936)	(17,184)
CHARGE FOR AMENDED FINANCING ARRANGEMENTS			(25,700)
INTEREST AND OTHER INCOME (EXPENSE), net	5,527	4,704	(717)

NET LOSS	$(49,003)	$(35,232)	$(43,601)

NET LOSS PER SHARE—
Basic and diluted	$(1.33)	$(1.08)	$(5.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—
Basic and diluted	36,761	32,600	8,078

(1)	Revenues from ADC Telecommunications, Inc., an approximately 7% shareholders at December 31, 2001, were $431, $5,186 and $654 in 2001, 2000 and 1999, respectively.
(2)	Cost of Revenues in 2001 includes write offs of excess inventory and purchase commitments amounting to $8,450. Cost of Revenues also includes purchases from ADC of $2,149.
(3)
Charge for stock compensation relating to cost of revenues, research and development, selling and marketing, general and administrative and charge for restructuring were $202, $1,310, $733 $4,007 and $1,187 in 2001, $600, $4,500, $3,907, $5,600 and $0 in 2000 and $0, $100, $300, $8,900 and $0 in 1999.

The accompanying notes are an integral part of these consolidated financial statements.

VYYO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible preferred stock		Common Stock and additional paid in Capital		Notes receivable from stockholders		Deferred stock compensation		Accumulated deficit	Comprehensive income		Total stockholders’ equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT DECEMBER 1, 1998	2,213,688	$10,335	2,718,903	$2,649	$		$		$(22,555)	$		$(9,571)
Net loss									(43,601)			(43,601)
Conversion of notes payable into common stock			11,128,254	9,090								9,090
Issuance of common stock *			6,626,000	3,481		(920)						2,561
Issuance of Series C preferred stock*	9,350,581	5,034										5,034
Issuance of common stock upon exercise of warrants*			1,091,921	1,947								1,947
Issuance of common stock upon exercise of options			1,437,655	845								845
Charge for amended financing arrangements				25,700								25,700
Deferred stock compensation				22,700				(22,700)
Amortization of deferred stock compensation								9,300				9,300

BALANCE AT DECEMBER 31, 1999	11,564,269	15,369	23,002,733	66,412		(920)		(13,400)	(66,156)			1,305
Other comprehensive income—unrealized gain on investments											289	289
Net loss									(35,232)			(35,232)

Comprehensive loss												(34,943)

Conversion of convertible preferred stock upon closing of Initital Public Offering	(11,564,269)	(15,369)	3,944,583	15,369
Issuance of common stock in initial and follow-on Public offerings*			9,512,500	146,250								146,250
Issuance of common stock upon exercise of warrants*			41,259	41								41
Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan			1,599,253	4,571		(3,159)						1,412
Repayment of shareholders’ notes						1,245						1,245
Repurchase and retirement of common stock			(338,500)	(2,337)								(2,337)
Deferred stock compensation				9,307				(9,307)
Amortization of deferred stock compensation								14,607				14,607

BALANCE AT DECEMBER 31, 2000	—	—	37,761,828	239,613		(2,834)		(8,100)	(101,388)		289	127,580
Other comprehensive income—unrealized gain on investments											432	432
Net loss									(49,003)			(49,003)

Comprehensive loss												(48,571)

Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan			607,992	397								397
Issuance of common stock upon exercise of warrants*			127,500	64								64
Repurchase and retirement of common stock			(1,334,900)	(9,057)								(9,057)
Repurchase of common stock from stockholder			(370,000)	(333)		333
Deferred stock compensation				(2,562)				2,562
Write off of note receivable from stockholder						2,501						2,501
Amortization of deferred stock compensation								4,938				4,938

BALANCE AT DECEMBER 31, 2001	—	—	36,792,420	$228,122		—		$(600)	$(150,391)		$721	$77,852

*	Net of issuance costs

The accompanying notes are an integral part of these consolidated financial statements.

VYYO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,003)	$(35,232)	$(43,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	4,556	1,204	454
Amortization and charge related to stock compensation	7,439	14,607	9,300
Charge for amended financing arrangements			25,700
Capital gain on sale of fixed assets	(10)
Changes in assets and liabilities:
Accounts receivable	2,161	(2,307)	(336)
Other current assets	1,781	(1,865)	(169)
Inventories	5,313	(4,874)	512
Accounts payable	(5,415)	5,347	(246)
Accrued liabilities	(2,799)	6,192	1,663
Restructuring liabilities	2,815
Deferred income		(639)	499

Net cash used in operating activities	(33,162)	(17,567)	(6,224)

Investing activities
Purchase of property and equipment	(2,546)	(4,093)	(581)
Proceeds from sale of property and equipment	36		42
Purchase of short-term investments	(61,491)	(105,638)
Proceeds from sales and maturities of short-term investments	89,148	12,013

Net cash provided by (used in) investing activities	25,147	(97,718)	(539)

Financing activities
Proceeds from notes payable to stockholders			1,385
Proceeds from note receivable from stockholders		1,245	2,080
Proceeds from debt			310
Repayments of capital lease obligations			(336)
Repayments of debt and capital lease obligations		(2,371)
Repurchase of preferred stock and common stock	(9,057)	(2,337)
Issuance of preferred stock and common stock	461	147,703	8,229

Net cash provided by (used in) financing activities	(8,596)	144,240	11,668

Increase (decrease) in cash and cash equivalents	(16,611)	28,955	4,905
Cash and cash equivalents at beginning of year	33,991	5,036	131

Cash and cash equivalents at end of year	$17,380	$33,991	$5,036

Non-cash financing activities:
Repurchase of common stock from shareholder	$(333)

Conversion of convertible preferred stock into common stock		$15,369

Issuance of common stock for notes receivable		$3,159	$3,000

Conversion of stockholders’ notes into common stock			$9,090

Supplemental disclosure of cash flow information—
Cash paid during the year for Interest	$62	$176	$141

The accompanying notes are an integral part of these consolidated financial statements.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Significant Accounting Policies

Organization

Vyyo Inc. was incorporated as a Delaware corporation in 1996. Vyyo Inc. together with its subsidiaries (collectively, “Vyyo” or the “Company”) supplies broadband wireless access systems used by telecommunications service providers to deliver wireless high-speed data connections to business and residential subscribers. The Company sells its products directly to service providers and to systems integrators. The majority of the Company’s revenues have been generated from sales to customers in North America.

Risk factors and Concentrations

The Company is subject to various risks including but not limited to the continued downturn of the telecommunications and fixed wireless broadband access industry, dependence on key customers, dependence on key individuals, competition from substitute products and larger companies, and the continued development and marketing of its products.

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for estimated credit losses. Provisions for specific bad debts were $241,000 and $198,000 in 2001 and 1999, respectively, and a cancellation of an excess provision of $132,000 in 2000. Write-offs of uncollectible accounts in 2001, 2000 and 1999 were $0, $31,000, and $209,000, respectively.

Sales to one customer represented 57% of total revenues for the year ended December 31, 2001. Sales to another customer represented 5%, 33% and 20% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Sales to one customer represented 1% and 10% of the revenues for the years ended December 31, 2001 and 2000, respectively. Sales to one other customer represented 22% of total revenues for the year ended December 31, 2000, and sales to three other customers represented 14%, 12% and 13% of total revenues for the year ended December 31, 1999.

Restructuring

In 2001 the Company recorded a charge of $12.8 million in implementing a restructuring program that resulted in a reduction in force of approximately 75% of the employees and in excess facilities (see note 5).

Principles of Consolidation

The Company’s consolidated financial statements reflect the operations of Vyyo Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

Accounting Principles

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1.    Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Net revenues include product revenues and technology developments or license revenues ($480,000 in 1999, less than 10% of revenues in 2000 and $0 in 2001). Product revenues are derived primarily from sales of hubs and modems initially sold as package to telecommunications service providers and to system integrators. In 2001 the Company’s revenues also derived from system integration products and services provided to telecommunications service providers. Revenues from product and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured and the Company has no additional obligations. The Company accrues for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Technology development revenues are related to best efforts arrangement with customers and license revenue for developed technology. Due to technology risk factors, the costs of the technology development efforts are expensed when incurred and revenues are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. As for license revenues, the costs are expensed when incurred and revenues are recognized when the license technology is delivered.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities.

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of the Company’s foreign subsidiaries. Substantially all of the sales of the Company’s foreign subsidiaries’ are made in U.S. dollars. In addition, substantial portion of the foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1.    Significant Accounting Policies (continued)

Short-Term Investments and Cash Equivalents

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income, a component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest and dividends on securities classified as available-for-sale are included in interest income.

Cash equivalents are short-term, highly liquid investments that have original maturities of three months or less and that are readily convertible to cash.

Inventories

Inventories are valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, in the case of work in progress and finished goods, direct labor and an appropriate proportion of production overhead. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

Loss per share

Basic and diluted net losses per share are presented in accordance with SFAS No. 128. “Earnings per share” (“SFAS 128”), for all periods presented. All preferred stock, outstanding stock options, and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all period presented. The total number of common shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 8,428,714, 7,501,416 and 7,806,387 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for stock-based compensation” (“SFAS 123”), the Company discloses proforma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in SFAS 123.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1.    Significant Accounting Policies (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income are net losses and unrealized gains on investments.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amount of property and equipment, providing for any possible impairment losses, based on the difference between the carrying amount and fair value of such assets in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.141, “Business Combinations”, and SFAS No.142, “Goodwill and Other Intangible Assets”. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized. All goodwill with adoption of FAS 142 is required to be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through December 31, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial position, results of operations or cash flows.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2.    Short-Term Investments and Cash Equivalents

The fair value and the amortized cost of available-for-sale securities are as follows:

	December 31, 2001						December 31, 2000
	Amortized cost	Unrealized holding gains		Unrealized holding losses		Estimated fair market value	Estimated fair market value
	In thousands
Corporate debt securities	$64,978		$761		$(40)	$65,699	$92,801
Money market	12,855					12,855	15,050

	$77,833		$761		$(40)	$78,554	$117,879

Reported as:
Cash equivalents	$11,865	$		$		$11,865	$23,965
Short-term investment	65,968		761		(40)	66,689	93,914

	$77,833		$761		$(40)	$78,554	$117,879

The contractual maturities of available for sale debt securities are as follows:

	December 31,
	2001		2000
	Amortized cost	Fair value	Amortized cost	Fair value
	In thousands
Due in one year or less, including money market funds	$66,634	$67,354	$59,177	$59,243
Due in one to two years	11,199	11,200	58,413	58,636

	$77,833	$78,554	$117,590	$117,879

3.    Inventories

Inventory is comprised of the following:

	December 31,
	2001	2000
	In thousands
Raw materials	$25	$2,890
Work in process	109	809
Finished goods	559	2,307

	$693	$6,006

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4.    Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life:	December 31,
		2001	2000
		In thousands
Cost:
Machinery and equipment	2-5 years	$4,006	$2,537
Computers	2-3 years	3,358	2,762
Furniture, fixtures and leasehold improvements	2-5 years	1,670	1,220
Other	2 years	109	109

		9,143	6,628
Accumulated depreciation and amortization ($2,616* are related to restructuring charge in 2001, see note 5)		(7,195)	(2,644)

Property and equipment, net		$1,948	$3,984

* Summarized as follows:

In thousands
Machinery and equipment	$779
Computers	997
Furniture, fixtures and leasehold Improvements	840

$2,616

5.    Current Liabilities

Accrued liabilities consist of the following:

	December 31,
	2001	2000
	In thousands
Compensation and benefits	$1,895	$4,220
Warranty	1,363	1,103
Withholding tax	1,268	742
Other	2,020	3,280

	$6,546	$9,345

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5.    Current Liabilities (continued)

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the continuing slowdown in the telecommunication sector and the general economy. The Company recorded charges of $12.8 million. These charges are costs related to excess facilities, abandoned equipment and employees severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. The excess facilities costs consist of rental payments for unused premises under current agreements and costs associated with the abandonment of a previous decision to move to new premises including lease payments and leasehold improvements invested in these premises and costs associated with the related legal claim against the Company (note 7). The restructuring charge and its utilization are summarized as follows as of December 31, 2001 and for the year then ended:

	Cumulative restructuring charge	Utilized	To be utilized
	In thousands
Facilities	$4,913	$2,548	$2,365
Equipment	2,616	2,616	—
Employees severance and other related benefits	5,298	4,848	450

	$12,827	$10,012	$2,815

Accrued severance liabilities

Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Vyyo Israel’s severance pay liability for its employees, which reflects the undiscounted amount of the liability, is calculated based upon length of service and the latest monthly salary (one month’s salary for each year worked).

The Company’s liability for severance pay pursuant to Israeli law is covered by deposits with financial institutions and by accrual as presented in the following table. The accrued severance pay liability included in accrued compensation and benefits, except for a balance of $303,000 as of December 31, 2001, which is included in, accrued restructuring liability. The amounts funded are included in other current assets.

	December 31,
	2001	2000
	In thousands
Accrued severance pay	$631	$643
Less—amount funded	(91)	(215)

Unfunded portion, net accrued severance pay	$540	$428

6.    Bank Line of Credit

As of December 31, 2001, the Company has an unused line of credit in the amount of $660,000 with a bank in Israel. The Company also has a credit facility in the amount of $160,000 in order to guarantee certain contractual obligations.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7.    Commitments and Contingencies

Operating Leases

The Company leases its facilities under cancelable and non-cancelable operating lease agreements that expire through 2003. Future rental payments on a fiscal year basis under noncancelable operating leases with initial term in excess of one year, were as follows:

December 31, 2001
In thousands
2002	$1,218
2003	1,022

$2,240

The rental payments under all operating leases were $3,981,000, $1,300,000 and $494,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As for the year ended December 31, 2001, $2,078,000 of rental payments under operating leases were included under restructuring charge. Rental expense, net of reimbursements from subleases, was $3,978,000, $1,200,000 and $434,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases are $188,000 and $150,000 for fiscal years 2002 and 2003, respectively.

Research grants

Prior to 1997, the Company participated in the following research and development incentive programs:

(1)	The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the “Chief Scientist”).

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

(2)	Binational Industrial Research and Development Foundation (the “BIRD Foundation”).

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

As of December 31, 2001, the Company has repaid or provided for the repayment of grants amounting to $1.3 million.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7.    Commitments and Contingencies (continued)

Patent matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. (“Hybrid”), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of twelve of Hybrid’s issued patents. The Company, with the advice of its legal counsel, believes that these patents are invalid or are not infringed by the Company’s products. However, Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on operating results cash flows and financial condition. No provision has been included in the financial statements.

Legal Claims regarding breach of leasing agreements

A dispute has arisen between the Company and Har Hotzvim Properties Ltd. (“Har Hotzvim”), with respect to the compliance with a leasing agreement and an amendment thereto in which the Company leased from Har Hotzvim, at Har Hotzvim industrial zone in Jerusalem, Israel. In August 2001, Har Hotzvim filed a statement of claim against the Company and its subsidiary in Israel, in an aggregate amount of 10 million New Israeli Shekels (NIS), or approximately $2.2 million. However, this amount was claimed for purposes of court fees and the actual amount sought in Har Hotzvim statement of claim is NIS 37 million, or approximately $8.2 million. Har Hotzvim may modify its statement of claim and increase the claim amount subject to court approval. Har Hotzvim alleges that the Company breached its obligations under the lease agreement. The Company claims that Har Hotzvim actions constitutes a breach of its obligation under this agreement. In addition to its claim and together therewith, Har Hotzvim has filed a request for provisional attachment on the total amount of approximately $2.2 million. The court has partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of $170,000.

Both the Company’s and Har Hotzvim’s Claims are in abeyance and at this stage certain intermediate proceeding are being conducted before the court. The Company believes it has included an adequate provision in the financial statements to cover the $2.2 million claim.

8.    Stockholders’ equity

Initial and follow-on public offerings

On April 10, 2000 Vyyo sold 6,750,000 shares of its common stock in an underwritten initial public offering at a per share price of $13.50 and on May 2, 2000, sold an additional 1,012,000 shares at the same per share price through the exercise of the underwriters’ over allotment option, for aggregate net proceeds of approximately $94.9 million, after underwriting commissions and issuance costs. Upon the closing of the initial public offering, all of the previously outstanding shares of preferred stock were converted into common stock.

On September 19, 2000, Vyyo sold 1,750,000 shares of its common stock in a follow-on offering at a price per share of $31.56. Net proceeds to the Company were approximately $51.3 million after underwriting commissions and issuance costs.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Stockholders’ equity (continued)

Preferred stock

Immediately prior to the completion of the Company’s initial public offering all outstanding shares of Series A, B and C convertible preferred stock were converted into an aggregate of 3,944,583 shares of common stock. Preferred stock as of December 31, 1999 and immediately prior to the initial public offering was comprised of the following:

	Shares Authorized	Shares Issued and Outstanding	Common Shares Designated for Conversion
Series A	6,000,000	1,584,241	950,546
Series B	40,000,000	629,447	188,833
Series C	40,000,000	9,350,581	2,805,204
Undesignated	14,000,000

	100,000,000	11,564,269	3,944,583

Warrants

From 1997 through 1998, the Company issued warrants to purchase an aggregate of 1,746,447 shares of common stock to investors in connection with equity and convertible note financing transactions. As of December 31, 2001, 7,200 of these warrants remained outstanding with an average exercise price of $9.5 per share. These warrants are exercisable through March 2002.

Common stock reserved for issuance

As of December 31, 2001, the Company has reserved approximately 10.9 million shares of common stock for issuance upon exercise of options granted or reserved under the Company’s stock-based compensation plans outstanding warrants and employee Stock Purchase Plan.

Common stock repurchase program

In December 2000, the Company’s board of directors authorized the repurchase of up to 4 million shares of Vyyo’s common stock. In March 2001, the Company’s board of directors approved to increase the number of shares it may purchase under its repurchase program by 4 million shares. As of December 31, 2001, the Company had repurchased and retired 1,673,400 shares in open market transactions for a total cost of $11.4 million.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Stockholders’ equity (continued)

Former Chief executive officer (“former CEO”) separation agreement

In October 2001, in connection with the departure of the Company’s former CEO, the Company (i) granted options to such officer to purchase 800,000 shares of common stock at an exercise price of $0.01 per share, (ii) canceled all of such officer’s currently outstanding options, (iii) agreed to cancel the promissory note in amount of $2,834,000 previously issued by such officer to the Company in exchange for redelivery to the Company of 370,000 shares of common stock resulting in recording charge for stock compensation of $2,501,000, and (iv) agreed to extend a loan to such officer of up to $1,000,000 upon the request of such officer. If drawn upon, this loan would be due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan would be secured solely by the 800,000 options held by such officer and the shares of the Company’s common stock underlying these options.

Combined accounting is being done related to the 800,000 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 800,000 options, with a minimum expense being recorded of $1 million. The total charge for the year ended December 31, 2001 associated with these options was $1,152,000.

Stock option plans

The Company has the following stock option plans: (i) 1996 Equity Incentive Plan, (ii) 1999 Employee and Consultant Equity Incentive Plan, and (iii) 2000 employee and Consultant Equity Incentive Plan (“the Plans”). The plans as amended provide for the grant to employees of incentive stock options (“ISOs”), the grant to employees, directors, and consultants of nonstatutory stock options, and the grant of stock options, which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. The Plans also provide for the awards of restricted stock and stock bonuses.

ISOs granted under the Plans have an exercise price equal to the fair value as determined by the board of directors of the common stock on the date of grant. Nonstatutory stock options may not be granted under the 1996 and 1999 plans with an exercise price less than 85% of the fair value as determined by the board of directors of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant, provided that no term is longer than ten years. The number of shares reserved under the 2000 Employee and Consultant Equity Incentive Plan is subject to automatic annual increase on the first day of each fiscal year commencing in 2001, equal to the lesser of 2,000,000 shares or 5% of the outstanding shares on the last day of the immediately preceding year.

In October 1998, the Company adopted an option exchange program to allow employees to exchange their options for new options with an exercise price of $0.33. The program resulted in a total of approximately 295,800 options with exercise price ranging from $1.00 to $2.10 being exchanged for the new options. The terms of the repriced options remain the same.

In April 2001, the Company proposed to its employees (excluding the executive officers), who were previously granted options with an exercise price above $1.69 (the Company’s market share price on that date) to cancel their options in exchange for two new grants. The proposal was accepted on April 25, 2001. The terms of the new grants (each in amount equal to 50% of the canceled grant) are as follows:

1.  The first option grant was granted on April 25, 2001. The per-share exercise price for such options was $1.69 and with a vesting period from October 25, 2001 to October 25, 2002. These options shall expire on December 31, 2002. This grant is subject to variable plan accounting. Details regarding this plan as for the year ended December 31, 2001 are presented in the table below.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Stockholders’ equity (continued)

2.  The second option grant was granted on November 6, 2001. The per-share exercise price for such options was $0.97 (the Company’s market share price on November 6, 2001) and with a vesting period between April 6, 2002 to November 6, 2004. These options shall expire on November 30, 2004. Details regarding this plan are presented in the table below.

Stock Option Plans details

A summary of stock option plans and related information, under the Plans for the years ended December 31, 1999, 2000 and 2001 are as follows (in thousands, except per share data):

	Shares available for grants	Number of shares	Weighted average exercise paid in dollars	Weighted average fair value In dollars
Balance at December 31, 1998	(59)	537	$0.53
Authorized	6,451	—	—
Granted	(4,727)	4,727	0.70	0.09
Exercised	—	(1,437)	0.60
Canceled	153	(153)	1.03

Balance at December 31, 1999	1,818	3,674	0.69
Authorized	3,450	—	—
Granted	(7,304)	7,304	13.15	8.57
Exercised	—	(1,545)	2.56
Canceled	2,074	(2,074)	18.71

Balance at December 31, 2000	38	7,359	7.59
Authorized	5,350	—	—
Granted fixed plans	(7,307)	7,307	1.59	1.12
Granted variable plan	(1,278)	1,278	1.69	1.04
Granted to former CEO	(800)	800	0.01	0.89
Exercised fixed plans	—	(535)	0.56
Canceled fixed plans	5,741	(5,741)	8.08
Canceled variable plan	519	(519)	1.69

Balance at December 31, 2001	2,262	9,950	$2.21

The weighted average remaining contractual life of these options is 3.60 years.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Stockholders’ equity (continued)

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2001 (in thousands, except per share amounts):

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$		In years	$		$
Fixed Plans:
0.33-0.50	742	2.27	$0.48	570	$0.47
0.75-1.10	4,898	3.94	0.95	1,173	0.86
1.30-1.95	1,754	4.58	1.60	890	1.75
5.66-8.00	547	2.92	7.08	541	7.09
14.75-25.94	450	2.77	20.04	450	20.04

	8,391	3.80	2.47	3,624	4.33

Variable Plans:
0.01	800	4.00	0.01	800	0.01

1.69	759	1.00	1.69	494	1.69

Total	9,950	3.60	$2.21	4,918	$3.36

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

Proforma information regarding net loss required under SFAS 123, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The proforma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on SFAS 123 calculation. The fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model in 2001 and 2000 and a minimum value pricing model in 1999 with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate ranges from 2.1% to 5.52%; dividend yields of zero; a weighted-average expected life of the option of approximately 1.92, 1.67 and 2.46 years; and volatility ranging from 1.25 to 1.77 in 2001.

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Stockholders’ equity (continued)

The Company proforma information follows:

	Years ended December 31,
	2001	2000	1999
	In thousands (except per share data)
Loss:
As reported	$(49,003)	$(35,232)	$(43,601)

Proforma	$(55.513)	$(46,696)	$(43,691)

Basic and diluted loss per share:
As reported	$(1.33)	$(1.08)	$(5.40)

Proforma	$(1.51)	$(1.43)	$(5.41)

Employee stock purchase plan

On February 2, 2000, the stockholders and the board of directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (“the “ESPP”). The ESPP permits eligible employees to purchase shares of common stock at the end of each six months purchase period during a two-year offering period, through payroll deductions are not exceeding 15% of an employee’s salary. The price per share is equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable purchase period. As of December 31, 2001, a total of 923,423 shares have been reserved for future issuance under the ESPP. During year 2001 and 2000 72,596 shares and 53,981 shares, respectively were issued under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases by the lesser of (i) 1% of the number of shares outstanding on the last trading day of the previous calendar year, or (ii) 300,000 shares. The increase is effective each year on January 1.

9.    Income Taxes

U.S. income taxes

Due to the Company’s loss provision for all years, there is no federal or state income tax expense. Foreign withholding taxes of $576,000, $334,000 and $275,000 have been provided and recorded in general and administrative expense for the years 2001, 2000 and 1999, respectively.

The tax provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,
	2001	2000	1999
	In thousands
Computed expected benefit	$(16,661)	$(11,979)	$(14,824)
Foreign withholding taxes	576	334	275
Non-deductible stock compensation	7,439	5,112	3,162
Unbenefitted losses	9,222	6,867	11,662

Total income tax provision	$576	$334	$275

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9.    Income Taxes (continued)

As of December 31, 2001, the Company has U.S. federal net operating loss carryforwards of approximately $6 million which will expire in the years 2011 through 2021 and a state net operating loss of approximately $6 million expiring in the years 2004 through 2006. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Israeli income taxes

The Company’s Israeli subsidiary has been granted “approved enterprise” status for several investment programs. These programs entitled the Israeli subsidiary to six years tax exemption on undistributed earnings commencing in the year in which it attains taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income. The tax benefits period has not yet commenced, as the company has not yet utilized its operating loss carryforwards. The entitlement to these benefits is conditional upon the Company’s fulfilling the conditions stipulated by the Investment Law, regulations published thereunder, and the instruments of approval for the specific investments in approved enterprises. In the event of a failure to comply with these conditions, the benefits may be cancelled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of inflation adjustment differences and interest. If the Israeli subsidiary distributes a cash dividend to the parent company from income that is tax exempt, it will be taxed to a corporate rate applicable to such income (between 10% to 25% to the extent of the foreign ownership in the Israeli subsidiary).

As of December 31, 2001, the Company has Israeli net operating loss carryforwards of approximately $60 million. The Israeli loss carryforwards have no expiration date and are expected to offset certain future Israeli subsidiary earnings during the tax-exempt period. Therefore the utilization of the net operating losses will generate no tax benefits. Accordingly deferred tax assets from such losses have not been included in the financial statements.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2001	2000
	In thousands
Deferred tax assets:
Net operating loss carryforwards	$2,500	$2,900
Valuation allowance	(2,500)	(2,900)

Net deferred tax assets	—	—

The valuation allowance decreased by $400,000 for the year ended December 31,2001and increased by $500,000 and $400,00 for the years ended December 31, 2000 and 1999 respectively.

FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in all prior years. The Company has provided a full valuation allowance against net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

VYYO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10.    Related parties

In August 1999, ADC Telecommunications, Inc. (“ADC”), one of the Company’s major customers, made an approximately 10% equity investment in the Company. As of December 31, 2001 and 2000, ADC held approximately 7% of the Company’s outstanding common stock. Revenues from ADC were $461,000 in 2001, $5,186,000 in 2000 and $654,000 in 1999. Cost of Revenues includes purchases from ADC of $2,149,000 in 2001. Accounts receivable from ADC at December 31, 2001, 2000 and 1999 were $0, $93,000 and $237,000, respectively.

In 2001, 2000 and 1999, the Company recorded charges related to sublease of facilities from a related party, a company under control of a major stockholder and director of the Company, in amounts of $438,000, $646,000 and $343,000, respectively.

In 2001, 2000 and 1999, the Company recorded legal and professional fees of $287,000, $116,000 and $99,000, respectively related to various professional and consulting services given by a legal consulting firm under control of a stockholder and a director of the Company. In 2000 an additional amount of $88,000 was paid to that firm associated with the public offering.

In 2001 and 2000, the Company reimbursed a related party, a company under control of a major stockholder and director of the Company, general and administrative expenses amounting to $285,000 and $255,000, respectively. In 2001 and 2000, the Company recorded various general and administrative expenses for services provided by an unaffiliated third party amounting to $390,000 and $70,000, respectively. The asset used in providing these services is owned by the same related party.

In connection with issuance of common stock upon an exercise of a stock option, to a former officer of the Company, see note 8.

11.    Segments and Geographic Information

Vyyo operates in one industry segment, the design and marketing of broadband wireless access systems.

The following is a summary of operations within geographic areas based on the location of the customers:

	Year ended December 31,
	2001	2000	1999
	In thousands
Revenues from sales to unaffiliated customers:
North America	$6,919	$12,614	$2,587
Rest of the world	1,286	2,764	1,643

	$8,205	$15,378	$4,230

	December 31,
	2001	2000
	In thousands
Property and equipment, Net
Israel	$1,365	$2,971
United States	583	1,013

	$1,948	$3,984

As for sales to major customers see note 1.