Form 10-Q
period 2002-03-31
VYYO INC
filed 2002-05-15
CIK 1104730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-30189

VYYO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3241270 (I.R.S. Employer Identification Number)

20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California	95014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 863-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒         No     ☐

As of March 31, 2002, there were 36,868,478 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements

Vyyo Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$23,939	$17,380
Short-term investments	56,908	66,689
Accounts receivable	1,034	729
Inventory	352	693
Other	644	601

Total current assets	82,877	86,092
PROPERTY AND EQUIPMENT, net	1,692	1,948

Total assets	$84,569	$88,040

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$897	$827
Accrued liabilities	5,432	6,546
Accrued restructuring liability	2,547	2,815

Total current liabilities	8,876	10,188

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value at amounts paid in and additional paid in capital; 200,000,000 shares authorized; 36,868,478 and 36,792,420 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	228,105	228,122
Note receivable from stockholder	(37)
Deferred stock compensation	(300)	(600)
Accumulated other comprehensive income	152	721
Accumulated deficit	(152,227)	(150,391)

Total stockholders’ equity	75,693	77,852

	$84,569	$88,040

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Note 1:
The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Vyyo Inc.
Condensed Consolidated Statements of Operations
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
NET REVENUES	$1,815	$669
COST OF REVENUES (in 2001, includes $7,914 write-offs of excess inventory and purchase commitments)	904	8,900

GROSS PROFIT (LOSS)	911	(8,231)
OPERATING EXPENSES:
Research and development	1,035	5,534
Selling and marketing	1,082	2,331
General and administrative	1,309	2,822
Restructuring charges		4,573
Charge for stock compensation	222	4,012

Total operating expenses	3,648	19,272
OPERATING LOSS	(2,737)	(27,503)
INTEREST AND OTHER INCOME, net	901	1,752

NET LOSS	$(1,836)	$(25,751)

NET LOSS PER SHARE—
Basic and diluted	$(0.05)	$(0.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—
Basic and diluted	36,709	36,983

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Vyyo Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,836)	$(25,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	264	912
Amortization and charge related to stock compensation	222	4,012
Changes in assets and liabilities:
Accounts receivable	(305)	2,244
Other current assets	(43)	176
Inventories	341	1,211
Accounts payable	70	(2,945)
Accrued liabilities	(1,114)	1,924
Restructuring liabilities	(268)	4,105

Net cash used in operating activities	(2,669)	(14,112)

Investing activities
Purchase of property and equipment	(10)	(1,561)
Proceeds from sales and maturities of short-term investments	22,626	17,625
Purchase of short-term investments	(13,414)	(11,218)
Proceeds from sale of property and equipment	2	24

Net cash provided by investing activities	9,204	4,870

Financing activities
Repurchase of common stock		(9,057)
Issuance of common stock	24	232

Net cash provided by (used in) financing activities	24	(8,825)

Increase (decrease) in cash and cash equivalents	6,559	(18,067)
Cash and cash equivalents at beginning of year	17,380	33,991

Cash and cash equivalents at end of the period	$23,939	$15,924

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Vyyo Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. (“Vyyo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

Inventory

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor and an appropriate proportion of production overhead. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

During the year 2001, the Company recognized a write-down of excess inventory of $7.5 million. The write-down was charged to the cost of revenues. In the three months ended March 31, 2002, inventory that was previously written-down to $0 by taking a charge of $197,000 was sold for the amount of $205,000.

Loss per share

Basic and diluted net losses per share are presented in accordance with SFAS No. 128. “Earnings per share” (“SFAS 128”), for all periods presented.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2.    Inventory

Inventory is comprised of the following:

	March 31,	December 31,
	2002	2001
	In thousands
Raw materials	$25	$25
Work in process	18	109
Finished goods	309	559

	$352	$693

3.    Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2002	2001
	In thousands
Compensation and benefits	$1,376	$1,895
Warranty	1,259	1,363
Withholding tax	1,303	1,268
Other	1,494	2,020

	$5,432	$6,546

4.    Accrued Restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the continuing slowdown in the telecommunication sector and the economy in general. In 2001, the Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees severance and other, related benefits. The restructuring charge and its utilization are summarized as follows:

	Cumulative restructuring charge in 2001	Balance as of December 31, 2001	Utilized in 2002	To be utilized
	In thousands
Facilities	$4,913	$2,365	$28	$2,337
Equipment	2,616			—
Employees severance and other related benefits	5,298	450	240	210

	$12,827	$2,815	$268	$2,547

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Legal claims regarding breach of leasing agreements

A dispute has arisen between the Company and Har Hotzvim Properties Ltd. (“Har Hotzvim”), with respect to the compliance with a leasing agreement and an amendment thereto in which the Company leased office space from Har Hotzvim, at Har Hotzvim industrial zone in Jerusalem, Israel. In August 2001, Har Hotzvim filed a statement of claim against the Company and its subsidiary in Israel, in an aggregate amount of 10 million New Israeli Shekels (NIS), or approximately $2.2 million. However, this amount was claimed for purposes of court fees and the actual amount sought in Har Hotzvim statement of claim is NIS 37 million, or approximately $8.2 million. Har Hotzvim may modify its statement of claim and increase the claim amount subject to court approval. Har Hotzvim alleges that the Company breached its obligations under the lease agreement. The Company claims that Har Hotzvim’s actions constitutes a breach of its obligation under this agreement. In addition to its claim and together therewith, Har Hotzvim has filed a request for provisional attachment on the total amount of approximately $2.2 million. The court has partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of NIS 3 million, or approximately $643,000.

Both the Company’s and Har Hotzvim’s Claims are in abeyance and at this stage certain intermediate proceeding are being conducted before the court. The Company believes it has included an adequate provision in the financial statements to cover the $2.2 million claim.

Common Stock Repurchase Program

In December 2000, the Company’s board of directors authorized the repurchase of up to 4 million shares of Vyyo’s common stock. In March 2001, the Company’s board of directors approved an increase in the number of shares it may purchase under its repurchase program by 6 million shares. In the quarter ended March 31, 2001, the Company repurchased and retired 1.3 million shares in open market transactions for a total cost of $9.1 million.

Former Chief Executive Officer (“former CEO”) separation agreement

In April 2002, according to the separation agreement entered into in October 2001, the Company’s former CEO drew down on the $1,000,000 loan provided for in this agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 800,000 options held by such officer and the shares of the Company’s common stock underlying these options.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6.    Comprehensive Income (Loss)

Total comprehensive loss was $569,000 for the three months ended March 31, 2002, and income of $633,000 for the three months ended March 31, 2001.

7.    Recent Accounting Pronouncements

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

8.    Subsequent Events

On May 14, the Company entered into a Share Exchange Agreement with Shira Computers, Ltd., an Israeli privately held company that provides web-enhanced software and e-commerce products for the prepress and publishing markets (“Shira”), and certain of the shareholders of Shira, providing for the acquisition all of the outstanding ordinary shares of Shira, for an aggregate of 500,000 shares of the Company’s common stock, valued at approximately $560,000, based on the closing price of the Company’s common stock on May 10, 2002 of $1.12 per share. Upon completion of the transaction, Shira will become a wholly-owned subsidiary of the Company. The acquisition will be treated on the basis of the purchase method of accounting.

The consideration paid for the acquisition will be attributed to (i) acquired technology which had reached technological feasibility and therefore will be amortize over time, (ii) in-process research and development, that was in various stages of development, which had not reached technological feasibility and has no alternative use, and therefore will expensed in the next quarter, (iii) goodwill, which will be treated according to Statements of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”. Accordingly, the purchase price will be allocated to the fair value of the assets acquired and liabilities assumed of Shira and will result in the next quarter.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pro-forma information in accordance with APB16 has not been provided, as the net income and the loss per share of Shira for 2000, 2001 and for the three months ended March 31, 2002 were not material in relation to total consolidated net income and for the loss per share.

Consummation of the share exchange is subject to certain conditions, including the agreement of all of the Shira shareholders to exchange their shares, the restructuring of certain debt of Shira, and requisite regulatory approvals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, contained in Vyyo’s Annual Report (Form 10-K) for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Vyyo’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading “Certain Factors That May Affect Future Results” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn, and we experienced a dramatic decrease in the sales of our products. In this environment, we determined that significant expenditures in our historical products and technology may not be justified. As a result, we reduced our workforce by approximately 75% during 2001, from 241 employees to 60 employees, and, in doing so, we reduced our research and development expenses to minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we are also exploring a variety of alternatives, including restructuring or the licensing, sale or divestiture of a substantial portion or all of our current technology or assets. In addition to our anticipated acquisition of Shira Computers, Ltd., we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. See Item 5 below. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $1.8 million for the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was approximately $152.2 million.

Results of Operations

Net Revenues.

Net revenues include product, technology development and licensing revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators. Revenues from products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) the collection of payments is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues. License revenues are recognized when the license technology is delivered.

Our revenue is concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

Net revenues increased by 171% to $1.8 million in the first quarter of 2002 from $669,000 in the first quarter of 2001. The increase in revenues primarily reflects the increase in shipments of our products. Net revenues in the first quarter of 2002, include revenues of approximately $205,000 from sales of inventory that was previously written down to $0, in 2001.

Cost of Revenues.

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues decreased in the first quarter of 2002 to $904,000 from $8.9 million in the first quarter of 2001. The decrease in cost of revenues and the increase in the gross margin in the first quarter of 2002 was attributable primarily to: (1) charges in the first quarter of 2001 of approximately $7.9 million for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders for and sales of our products, (2) increased shipments of our products in the first quarter of 2002, and (3) sales in the first quarter of 2002 of inventories that were previously written down to $0 in 2001 by taking a charge of $197,000.

Research and Development Expenses.

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses decreased to $1.0 million in the first quarter of 2002 from $5.5 million in the first quarter of 2001. These decreases were due to significant reductions in our workforce effected in the second and third quarters of 2001. As of March 31, 2002, our research and development staff consisted of 23 employees, compared to 144 employees as of March 31, 2001. We expect that research and development expenses will decrease in future periods due to the significant reductions in our workforce effected in the second and third quarters of 2001. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet market demand.

Selling and Marketing Expenses.

Selling and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses decreased to $1.1 million in the first quarter of 2002 from $2.3 million in the first quarter of 2001. The decrease in selling and marketing expenses was primarily in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our selling and marketing workforce in the second and third quarters of 2001 and in the first quarter of 2002. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000.

General and Administrative Expenses.

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, legal, human resources and administration. General and administrative expenses decreased to $1.3 million in the first quarter of 2002 from $2.8 million in the first quarter of 2001. The decrease was primarily due to reduction in compensation related expenses resulting from reductions in our workforce in the second and third quarters of 2001.

Restructuring Charges

In 2002, we utilized $268,00 from the restructuring expenses that were accrued in 2001. In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. The excess facilities costs consist of rental payments for unused premises under current agreements and costs associated with the abandonment of facilities, including lease payments and leasehold improvements invested in these premises and costs associated with the related legal claim against us. Restructuring charges of $4.6 million recorded in the first quarter of 2001 relate mostly to facilities.

Charge for Stock Based Compensation.

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charge related to stock compensation were $222,000, gross charges of $374,000 and a decrease in compensation of $152,000 related to an accounting variable plan in the first quarter of 2002, and $4.0 million in the first quarter of 2001. As of March 31, 2002, unamortized deferred compensation related to options issued through the completion of the initial public offering amounted to $300,000.

Interest and Other Income, Net.

Interest and other income, include interest and investment income. Interest income was $901,000 in the first quarter of 2002 and $1.8 million in the first quarter of 2001, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will decrease due to decreasing cash balances and reduced interest rates in financial markets.

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

Liquidity And Capital Resources

As of March 31, 2002, we had $80.8 million of cash, cash equivalents and short-term investments. In the first three months of 2002, cash used in operations was $2.7 million, comprised of our net loss of $1.8 million, partially offset by a non-cash charges of $222,000 for deferred stock compensation charges, $264,000 for depreciation and changes in other working capital accounts of $1.3 million. In the first three months of 2001, cash used in operations was $14.1 million, comprised of our net loss of $25.8 million, partially offset by non-cash charges of $4.9 million for stock compensation charges $912,00 for depreciation and asset write-down and changes in working capital accounts of $6.8 million.

Investing activities in the first quarter of 2002, excluding purchases and proceeds from short-term investments, amounted to approximately $8,000 for investments in property and equipment. Investing activities in the first quarter of 2001, excluding purchases and proceeds from short-term investments, amounted to approximately $1.5 million for investments in property and equipment.

Financing activities in the first quarter of 2002 amounted to approximately $24,000 of proceeds from stock option exercises. Financing activities in the first three months of 2001 resulted in a net outflow of $8.8 million due to stock repurchases in the amount of $9.1 million, partially offset by proceeds from stock option exercises.

As of March 31, 2002, we had approximately $135,000 of inventory purchase obligations. As of March 31, 2001, we had approximately $4.7 million of inventory purchase obligations. In the first quarter of 2001, we recorded a charge of $4.3 million for inventory obligations in excess of estimated inventory requirements.

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

New Accounting Pronouncements

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

Our future success is dependent upon the continued growth of the communications industry and, in particular, the Internet. The growth of the global communications and Internet industries has slowed significantly over the past two years and these industries continue to evolve rapidly. It is difficult to predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide communications market, which resulted in increased competition and escalating demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

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

A relatively small number of customers account for a large percentage of our revenues. In the first quarter of 2002, Wuhan Research Institute of Posts and Telecommunication accounted for approximately 45% of our revenues and Dalager Engineering Inc. accounted for approximately 23% of our revenues. In 2001, WorldCom Broadband Solutions, Inc. accounted for approximately 57% of our revenues and Wuhan Research Institute of Posts and Telecommunication accounted for approximately 9% of our revenues. We have not received any new significant orders from WorldCom, nor do we expect them to continue to deploy a large number of cities in the foreseeable future. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

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

We may not be able to successfully integrate Shira Computers Ltd., or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

In May 2002, we entered into an agreement to purchase Shira Computers, Ltd., a provider of web-enhanced software and e-commerce products for the prepress and publishing markets. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may have difficulty integrating Shira’s or other companies’ personnel, operations, products and technologies into our current business. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Shira or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

The consummation of the purchase of Shira is subject to a number of conditions outside the control of Vyyo, and if some or all of those conditions are not met or waived by us, we may not purchase Shira.

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $1.8 million in the first quarter of 2002 and $49 million in 2001. As of March 31, 2002, our accumulated deficit was approximately $152.2 million. In response to the significant decline in our business and revenues in 2001, we have decreased our operating expenses; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase or if our gross margins do not increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Our quarterly operating results fluctuate, which may cause our share price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

•	the uncertain timing and level of market acceptance for our systems and the uncertain timing and extent of rollouts of wireless broadband access systems by the major service providers;

•	the ability of our existing and potential direct customers to obtain financing for the deployment of broadband wireless access systems;

•	the mix of products sold by us and the mix of sales channels through which they are sold;

•	reductions in pricing by us or our competitors;

•	global economic conditions;

•	the effectiveness of our system integrator customers in marketing and selling their network systems equipment; and

•	changes in the prices or delays in deliveries of the components we purchase or license.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alverion Inc. (the merged entity of BreezeCOM Ltd and Floware Wireless Systems Ltd.), AirSpan and Wi-Lan. In addition, well-capitalized companies such as Alcatel, Marconi and other vendors have in some cases internally developed products. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

Our research and development, final testing and assembly facilities, and contract manufacturers are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated over the past several months, which could disrupt our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

Sales outside of North America accounted for approximately 46% of our revenues in the first quarter of 2002 and approximately 16% of our revenues in 2001. We expect that international sales may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

This concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares. This concentration of ownership could also negatively affect our stock’s market price or decrease any premium over market price that an acquirer might otherwise pay.

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

Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology and telecommunications-related companies in particular, have been highly volatile. Our common stock may not trade at the same levels of shares as that of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

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

Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is divided into three classes, each serving three-year terms;

•	super-majority voting is required to amend key provisions of our certificate of incorporation and bylaws;

•	there are limitations on who can call special meetings of stockholders;

•	stockholders are not able take action by written consent; and

•	advance notice is required for nominations of directors and for stockholder proposals.

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

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $80.8 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

While all our cash equivalents and short-term investments are classified as “available-for-sale,” we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We may not be able to obtain similar rates after maturity as a result of fluctuating interest rates. We do not hedge any interest rate exposures.

Quantitative Interest Rate Disclosure As of March 31, 2002

If market interest rates were to increase on March 31, 2002 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $157,000 or approximately 0.24% of the total portfolio

(approximately 0.19% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2002 remains constant throughout the second quarter of 2002 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2002 remain constant for the duration of the second quarter of 2002, interest income for the second quarter of 2002 would be approximately $873,000 million. Assuming a decline of 10% in the market interest rates at March 31, 2002, interest income for the second quarter of 2002 would be approximately $861,000 million, which represents a decrease in interest income of approximately $12,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three month ended March 31, 2002. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash equivalents and available-for-sale securities at March 31, 2002, over the remaining contractual lives.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

As we have previously disclosed, on August 14, 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against us and our subsidiary, Vyyo Ltd., in the Jerusalem, Israel, District Court, alleging that we and Vyyo Ltd. breached obligations under a lease agreement and an amendment thereto between Vyyo Ltd. and Har Hotzvim. The lease agreement, as amended, relates to an approximately 93,000 square foot facility in Jerusalem, Israel that Vyyo Ltd. leased from Har Hotzvim. The complaint seeks damages in the amount of NIS 10 million, or approximately $2.2 million; however, this amount was claimed for purposes of court fees, and the actual amount sought in Har Hotzvim’s statement of claim is NIS 37 million, or approximately $8.2 million. The amount claimed may be increased during the proceedings, subject to the court’s approval. Vyyo Inc. and Vyyo Ltd. have filed a statement of defense of Har Hotzvim’s claim. In addition to its claim and together therewith, Har Hotzvim has filed a request for provisional attachment on the total amount of approximately $2.2 million. The court has partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of NIS 3 million, or approximately $643,000. Vyyo Ltd. filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constitute a breach of its obligations under the lease agreement. The court was requested to order Har Hotzvim to reimburse Vyyo Ltd. for its expenses in complying with the lease agreement in an aggregate amount of approximately NIS 8.7 million. In September 2001, the proceeding was converted from a declarative relief proceeding to a claim for damages.

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

From April 3, 2000, until March 31, 2002, we used approximately $6.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $50.4 million of the net offering proceeds for working capital.

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

From September 13, 2000, until March 31, 2002, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders

None.

Item 5.    Other Information

On May 14, 2002, Vyyo Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shira Computers, Ltd., an Israeli privately held company (“Shira”), and certain of the shareholders of Shira, providing for the purchase by Vyyo of all of the outstanding ordinary shares of Shira, for an aggregate of 500,000 shares of Vyyo’s common stock, valued at approximately $560,000, based on the closing price of Vyyo’s common stock on May 10, 2002 of $1.12 per share.

Under the terms of the Exchange Agreement, the shareholders of Shira will receive approximately 0.12 shares of Vyyo common stock for each share of Shira common stock held by them, assuming all conditions to the closing are met and subject to certain adjustments in the event of changes in the number of outstanding shares of Shira prior to the closing. Vyyo also has agreed to provide a bridge loan of approximately $600,000 to Shira. The share exchange is intended to qualify as a tax-free reorganization under United States law. Upon completion of the transaction, Shira will become a wholly-owned subsidiary of Vyyo. Consummation of the share exchange will be subject to certain conditions, including the agreement of all of the Shira shareholders to exchange their shares, the restructuring of certain debt of Shira, and requisite regulatory approvals.

Shira provides web-enhanced software and e-commerce products for the prepress and publishing markets. Shira develops and provides digital prepress workflow solutions which are web-based and include support for native PDF workflows. Shira’s solution automates the prepress production process and facilitates efficient collaboration between customers and printers/tradeshops. Shira sells its products through a direct sales force, dealers, VARs and reseller/OEM relationships with other vendors. Shira has developed and sold prepress software products for over ten years, and has an established customer base using its products. The prepress software market was estimated by State Street Consultant Inc. to be a $3 billion per year global market, and it is highly fragmented. Over the last 18 months, Shira has developed a new web-based prepress workflow product and is in the initial stages of a marketing launch for this product.

For the year ended December 31, 2001, Shira reported revenues of $2,431,000 and a net loss of $881,000, and for the three months ended March 31, 2002, Shira reported revenues of $75,000 and a net loss of $298,000. As of March 31, 2002, Shira had a working capital deficiency of $4,503,000 and an accumulated deficit of $5,898,000.

Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of Vyyo and a significant stockholder of Vyyo, will own an aggregate of approximately 50% of Shira’s ordinary shares at the time of the closing of the transaction, assuming all closing conditions have been met. The entities affiliated with Mr. Gilo will indemnify Vyyo against damages resulting from breaches of certain representations and warranties made by Shira and these entities in the Exchange Agreement, and the Vyyo shares issued to the Gilo entities will be held in escrow for one year to secure the indemnity obligation.

Item 6.    Exhibits And Reports On Form 8-k

(a)    Exhibits

10.1
Share Exchange Agreement, dated as of May 14, 2002, by and among Vyyo Inc., Shira Computers, Ltd., The Gilo Family Partnership, L.P., Gilo Family Trust dated September 18, 1991, and the Shareholders of Shira Computers, Ltd.

(b)    Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002

VYYO INC.

By:	/s/ DAVIDI GILO

Davidi Gilo, Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)