Form 10-Q
period 2002-06-30
VYYO INC
filed 2002-08-14
CIK 1104730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number     0-30189

VYYO INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California	95014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code     (408) 863-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

As of August 7, 2002, there were 12,478,429 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

PART I.    FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vyyo Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$30,290		$17,380
Short-term investments	46,517		66,689
Accounts receivable	829		729
Inventory	267		693
Other	1,051		601

Total current assets	78,954		86,092

PROPERTY AND EQUIPMENT, net	1,699		1,948
GOODWILL	820
INTANGIBLE ASSETS	3,091

Total assets	$84,564		$88,040

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Short-term credit	$820	$
Accounts payable	1,095		827
Accrued liabilities	6,329		6,546
Accrued restructuring liability	2,419		2,815

Total current liabilities	10,663		10,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value at amounts paid in and additional paid in capital; 200,000,000 shares authorized; 12,297,408 and 12,264,140 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively*	228,661		228,122
Note receivable from stockholder	(1,037)
Deferred stock compensation			(600)
Accumulated other comprehensive income	194		721
Accumulated deficit	(153,917)		(150,391)

Total stockholders’ equity	73,901		77,852

	$84,564		$88,040

*	Shares issued and outstanding reflect the 1-for-3 reverse stock split which became effective on August 1, 2002. See note 1.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Vyyo Inc.
Condensed Consolidated Statements of Operations
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET REVENUES	$1,174	$1,361	$2,990	$2,030

COST OF REVENUES (six months ended June 30, 2001, includes $7,914 write-offs of excess inventory and purchase commitments)	273	1,157	1,178	10,057

GROSS PROFIT (LOSS)	901	204	1,812	(8,027)

OPERATING EXPENSES:
Research and development	924	4,396	1,958	9,930
Selling and marketing	841	2,250	1,924	4,581
General and administrative	1,211	1,761	2,520	4,583
Charges for restructuring		828		5,401
Charge for stock compensation	300	1,426	522	5,438

Total operating expenses	3,276	10,661	6,924	29,933

OPERATING LOSS	(2,375)	(10,457)	(5,112)	(37,960)

INTEREST AND OTHER INCOME, net	685	1,437	1,586	3,189

NET LOSS	$(1,690)	$(9,020)	$(3,526)	$(34,771)

NET LOSS PER SHARE*
Basic and diluted	$(0.14)	$(0.74)	$(0.29)	$(2.83)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	12,261	12,220	12,273	12,276

*	Net loss per share and weighted average number of common shares have been adjusted to reflect the 1-for-3 reverse stock split which became effective on August 1, 2002. See note 1.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

Vyyo Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(3,526)	$(34,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	505	1,531
Amortization and charge related to stock compensation	522	5,438
Changes in assets and liabilities:
Accounts receivable	(51)	2,264
Other current assets	(403)	579
Inventories	426	2,983
Accounts payable		(4,442)
Accrued liabilities	(2,881)	137
Restructuring liabilities	(396)	2,835

Net cash used in operating activities	(5,804)	(23,446)

Investing Activities:
Purchase of property and equipment	(11)	(2,341)
Proceeds from sales and maturities of short-term investments	41,943	28,225
Purchase of short-term investments	(22,298)	(9,874)
Net cash acquired, due to purchase of Shira Computers Ltd.	38
Proceeds from sale of property and equipment	2	34

Net cash provided by investing activities	19,674	16,044

Financing Activities:
Repurchase of common stock		(9,057)
Issuance of common stock	40	325
Loan to former Chief Executive Officer	(1,000)

Net cash used in financing activities	(960)	(8,732)

Increase (decrease) in cash and cash equivalents	12,910	(16,134)
Cash and cash equivalents at beginning of year	17,380	33,991

Cash and cash equivalents at end of the period	$30,290	$17,857

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

Reverse Stock Split

On July 15, 2002, the Board of Directors approved a one-for-three reverse split of the outstanding shares of common stock, which was effective on August 1, 2002. Issued and outstanding shares and per share amounts in the accompanying unaudited financial statements have been restated to give effect to the reverse stock split.

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

During the year 2001, the Company recognized a write-down of excess inventory of $7.5 million. The write-down was charged to the cost of revenues. In the three and six months ended June 30, 2002, inventory that was previously written-down to $0 by taking a charge of $470,000 and $667,000, respectively, was sold for the amount of $443,000 and $648,000, respectively.

Loss per Share

Basic and diluted net losses per share are presented in accordance with SFAS No. 128. “Earnings per share” (“SFAS 128”), for all periods presented.

Vyyo Inc.
Notes to Consolidated Consolidated Financial Statements—(Continued)
(Unaudited)

2.    Inventory

Inventory is comprised of the following:

	June 30, 2002	December 31, 2001
	In thousands
Raw materials	$25	$25
Work in process	18	109
Finished goods	224	559

	$267	$693

3.    Acquisition

On May 14, 2002, the Company entered into a Share Exchange Agreement with Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides web-enhanced software and e-commerce products for the prepress and publishing markets, and certain of the shareholders of Shira, pursuant to which the Company has acquired over 99% of the outstanding ordinary shares of Shira, for an aggregate of 166,027 shares of the Company’s common stock (after taking into account the 1-for-3 reverse stock split), which were issued on July 30, 2002. Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of the Company and a significant stockholder of the Company, owned an aggregate 50% of Shira’s ordinary shares immediately prior to closing of the transaction and received 83,499 of the Company’s shares in the transaction. This transaction allows the Company to diversify its business by adding a different field of operation to the Company’s fixed broadband wireless operations.

The purchase price consists of shares of the Company’s common stock, which are valued at approximately $540,000, based on the Company’s average share price of $3.24, which was determined based on the closing price from May 12, 2002 to May 16, 2002, which includes two trading days subsequent to the public announcement of the acquisition, and $60,000 of direct acquisition costs. The 83,499 shares acquired by entities affiliated with Mr. Gilo had a value of approximately $270,537, based on this average share price.

The acquisition was accounted for using the purchase method under FAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002. Identifiable intangible assets consist of acquired technology and customer list, in the amount of $2,743,000 and $348,000, respectively, each of which has an estimated useful life of up to three years. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and intangible assets acquired. In accordance with FAS 142, goodwill is not amortized and will be tested for impairment at the least annually.

The consolidated balance sheet as of June 30, 2002, includes the assets and liabilities of Shira. The results of Shira’s operations will be consolidated commencing on July 1, 2002.

Vyyo Inc.
Notes to Consolidated Consolidated Financial Statements—(Continued)
(Unaudited)

The following is a summary of the total purchase price for this acquisition:

June 30, 2002
In thousands
Value of the Company’s shares	$540
Acquisition costs	60

Total Purchase Price	$600

Fair value of net tangible assets acquired	$(3,311)
Identifiable intangible assets	3,091
Goodwill	820

$600

The following unaudited pro forma information presents a summary of the results of the operations of the Company assuming the acquisition of Shira occurred on January 1, 2001 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$1,218	$2,169	$3,110	$3,784

Net loss	$(2,094)	$(9,560)	$(4,228)	$(35,605)

Net loss per share—Basic and diluted	$(0.17)	$(0.77)	$(0.34)	$(2.86)

Weighted average number of common shares outstanding—Basic and diluted	12,427	12,386	12,439	12,442

Vyyo Inc.
Notes to Consolidated Consolidated Financial Statements—(Continued)
(Unaudited)

4.    Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2002	December 31, 2001
	In thousands
Compensation and benefits	$1,553	$1,895
Warranty	1,400	1,363
Withholding tax	1,354	1,268
Other	2,022	2,020

	$6,329	$6,546

5.    Accrued Restructuring liability

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

	Cumulative restructuring charge in 2001	Balance as of December 31, 2001		Balance as of June 30, 2002
			Utilized in 2002	To be utilized
	In thousands
Facilities	$4,913	$2,365	$98	$2,267
Equipment	2,616			—
Employees severance and other related benefits	5,298	450	298	152

	$12,827	$2,815	$396	$2,419

Vyyo Inc.
Notes to Consolidated Consolidated Financial Statements—(Continued)
(Unaudited)

6.    Contingencies

Patent matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. (“Hybrid”), in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of twelve of Hybrid’s issued patents. The Company, with the advice of its legal counsel, believes that these patents are invalid or are not infringed by the Company’s products. However, Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on operating results, cash flows and financial condition. No provision has been included in the financial statements.

Legal claims regarding breach of leasing agreements

A dispute has arisen between the Company and Har Hotzvim Properties Ltd. (“Har Hotzvim”) with respect to the compliance with a leasing agreement and an amendment thereto in which the Company leased office space from Har Hotzvim, at Har Hotzvim industrial zone in Jerusalem, Israel. In August 2001, Har Hotzvim filed a statement of claim against the Company and its subsidiary in Israel, in an aggregate amount of 10 million New Israeli Shekels (NIS), or approximately $2.2 million. However, this amount was claimed for purposes of court fees and the actual amount sought in Har Hotzvim statement of claim is NIS 37 million, or approximately $8.2 million. Har Hotzvim may modify its statement of claim and increase the claim amount subject to court approval. Har Hotzvim alleges that the Company breached its obligations under the lease agreement. The Company claims that Har Hotzvim’s actions constitute a breach of its obligation under this agreement. In addition to its claim and together therewith, Har Hotzvim filed a request for a provisional attachment on the total amount of approximately $2.2 million. The court partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of NIS 3 million, or approximately $643,000.

Both the Company’s and Har Hotzvim’s claims are in abeyance and at this stage intermediate proceeding are being conducted before the court. The Company believes it has included an adequate provision in the financial statements to cover the $2.2 million claim; however, the Company has not made provision in its financial statements for the entire potential $8.2 million claim.

Former Chief Executive Officer separation agreement

In April 2002, according to the separation agreement entered into in October 2001, the Company’s former Chief Executive Officer drew down on the $1,000,000 loan provided for in this agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is non-recourse and is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options.

Vyyo Inc.
Notes to Consolidated Consolidated Financial Statements—(Continued)
(Unaudited)

7.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(1,690)	$(9,020)	$(3,526)	$(34,771)
Unrealized gain (loss) on available-for-sale securities	42	11	(527)	644

Comprehensive loss	$(1,648)	$(9,009)	$(4,053)	$(34,127)

8.    Recent Accounting Pronouncements

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

In May 2002, the FASB issued FAS 145, “Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002”. FAS 145 is effective for the fiscal periods beginning after May 15, 2002 (as applicable to the Company, January 1, 2003). The Company does not believe that the adoption of FAS 145 will have any material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when the Company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS 146 for exit disposal activities that are initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. The Company is currently in the process of evaluating the impact of the adoption of this statement.

9.    Subsequent Events

On August 1, 2002, Vyyo effected a one-for-three reverse split of its outstanding common stock. See note 1.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, contained in Vyyo’s Annual Report (Form 10-K) for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Vyyo’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading “Certain Factors That May Affect Future Results” following this Management’s Discussion and Analysis section, and elsewhere in this report, and in other reports filed with the Securities and Exchange Commission from time to time under similar captions.

Overview

Commencing in 2001 and continuing through the present, the global telecommunications market, and in particular the fixed wireless broadband access market, has experienced a significant downturn, and we have experienced a dramatic decrease in the sales of our products. In this environment, we determined that significant expenditures in our historical products and technology were not justified. As a result, we reduced our workforce by approximately 75% during 2001, and, in doing so, we reduced our research and development expenses in the fixed wireless broadband to minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we are also exploring a variety of alternatives, including the restructuring, licensing, sale or divestiture of a substantial portion or all of our current fixed wireless broadband technology or assets. In addition to our recent acquisition of Shira Computers Ltd. (“Shira”), a provider of web-enhanced software and e-commerce products for the prepress and publishing markets, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. See Item 5 below. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $3.5 million for the six months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was approximately $154 million.

In December 2000, our Board of Directors approved a program to repurchase up to 1,333,333 shares of our common stock (as adjusted for our recent reverse stock split). Repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, subject to market conditions and at the discretion of management. We are under no obligation to purchase any or all of the shares under this repurchase program and may terminate the program at any time. Any purchases would increase the ownership of our remaining stockholders, including Mr. Gilo, who beneficially owned approximately 5,284,715 shares of common stock as of March 29, 2002, the date of our most recent proxy statement. As of June 30, 2002, we had repurchased a total of 557,800 shares for approximately $11.3 million.

On May 14, 2002, Vyyo Inc. entered into a Share Exchange Agreement with Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides web-enhanced software and e-commerce products for the prepress and publishing markets. This transaction allows Vyyo to diversify our business by adding a different field of operation to our fixed wireless broadband operations. Shira employs approximately 30 employees as of June 30, 2002, and develops and provides digital prepress workflow solutions which are web-based and include support for native PDF workflows. Shira’s solution automates the prepress production process and facilitates efficient collaboration between customers and printers/tradeshops. Shira sells its products through a direct sales force, dealers, VARs and reseller/OEM relationships with other vendors.

The Share Exchange Agreement with Shira and certain of the shareholders of Shira, provides for the acquisition of over 99% of the outstanding ordinary shares of Shira, for an aggregate of 166,027 shares of Vyyo’s common stock (after taking into account the 1-for-3 reverse stock split effected on August 1, 2002), which were issued on July 30, 2002. Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of Vyyo, and a significant stockholder of Vyyo, owned an aggregate of 50% of Shira’s ordinary shares immediately prior to closing of the transaction and received 83,499 of Vyyo’s shares in the transaction.

The purchase price consists of shares of the Vyyo’s common stock, which are valued at approximately $540,000, based on the Vyyo’s average share price of $3.24, which was determined based on closing price from May 12, 2002 to May 16, 2002, which includes two trading days subsequent to the public announcement of the acquisition, and $60,000 of direct acquisition costs. The 83,499 shares acquired by entities affiliated with Mr. Gilo had a value of approximately $270,537, based on this average share price.

The acquisition was accounted for using the purchase method under FAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002. Identifiable intangible assets consist of acquired technology and customer list, in the amount of $2,743,000 and $348,000, respectively, each of which has an estimated useful life of up to three years. Goodwill of $820,000 represents the excess of the purchase price under the fair-value of the net tangible and intangible assets acquired. In accordance the FAS 142, goodwill is not amortized and will be tested for impairment at the least annually. The consolidated balance sheet as of June 30, 2002, includes the assets and liabilities of Shira. The results of Shira’s operations will be consolidated commencing on July 1, 2002.

The following is a summary of the total purchase price this acquisition:

June 30, 2002
In thousands
Value of Vyyo’s shares	$540
Acquisition costs	60

Total purchase price	$600

Fair value of net tangible assets acquired	$(3,311)
Identifiable intangible assets	3,091
Goodwill	820

$600

Results of Operations

Net Revenues.

Net revenues include product revenues. Product revenues are derived primarily from sales of hubs and modems initially sold either separately or as a package to telecommunications service providers and to system integrators. Revenues from products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) the collection of payments is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues. License revenues are recognized when the license technology is delivered.

Our revenue is concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

Net revenues decreased by 14% to $1.2 million in the second quarter of 2002 from $1.4 million in the second quarter of 2001, and increased by 47% to $3 million in the first six months of 2002 from $2 million in the first six months of 2001. The decrease in revenues in the second quarter of 2002 primarily reflects a reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced our potential customers’ ability to secure financing and purchase equipment, and to a lesser extent, also reflects delays in allocation of the 3.5 Ghz frequencies in China to fixed wireless applications. Net revenues in the second quarter of 2002 include revenues of approximately $443,000 and for the first six months of 2002 $648,000 from sales of inventory that was previously written down to $0 in 2001.

Cost of Revenues.

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues decreased in the second quarter of 2002 to $273,000 from $1.2 million in the second quarter of 2001, and decreased in the first six months of 2002 to $1.2 million from $10 million in the first six months of 2001. The decrease in cost of revenues and the increase in the gross margin in the second quarter and in the first six months of 2002 was attributable primarily to: (1) charges in the first quarter of 2001 of approximately $7.9 million for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders for and sales of our products, and (2) sales in the second quarter of 2002 of inventories that were previously written down to $0 in 2001 by taking a charge of $470,000, and for the first six months of 2002, $667,000.We believe that cost of revenues will significantly increase, and gross margins will significantly decrease, in the future when and if the products we sell are not taken from inventory that has been previously written down.

Research and Development Expenses.

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facility in Jerusalem, Israel. These expenses are charged to operations as incurred. Our research and development expenses decreased to $924,000 in the second quarter of 2002 from $4.4 million in the second quarter of 2001, and to $2 million in the first six months of 2002 from $9.9 million in the first six months of 2001. These decreases were due to significant reductions in our workforce effected in the second and third quarters of 2001. As of June 30, 2002, our research and development staff in fixed wireless broadband consisted of 23 employees, compared to 110 employees as of June 30, 2001. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet market demand.

Selling and Marketing Expenses.

Selling and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses decreased to $841,000 in the second quarter of 2002 from $2.3 million in the second quarter of 2001, and to $1.9 million in the first six months of 2002 from $4.6 million in the first six months of 2001. The decrease in selling and marketing expenses was primarily in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our selling and marketing workforce in the second and third quarters of 2001 and in the first quarter of 2002. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000.

General and Administrative Expenses.

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, legal, human resources and administration. General and administrative expenses decreased to $1.2 million in the second quarter of 2002 from $1.8 million in the second quarter of 2001, and to $2.5 million in the first six months of 2002 from $4.6 million in the first six months of 2001. The decrease was primarily due to reduction in compensation related expenses resulting from reductions in our workforce in the second and third quarters of 2001. General and administrative expenses also include expenses we paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is owned by Harmony Management, Inc., of which Davidi Gilo is the sole shareholder. Payment made by us to the management company for the aircraft characters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. At the instruction of Harmony Management, the hourly rate charged by the management company for these charters was substantially less than the standard rate charged by the management company for similar charters to other unaffiliated parties.

Restructuring Charges.

In 2002, we utilized $396,000 from the restructuring expenses that were accrued in 2001. In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. The excess facilities costs consist of rental payments for unused premises under current agreements and costs associated with the abandonment of facilities, including lease payments and leasehold improvements invested in these premises and costs associated with the related legal claim against us. Restructuring charges of $828,000 recorded in the second quarter of 2001 relate mostly to employees severance and other related benefits.

Charge for Stock Based Compensation.

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charge related to stock compensation for the second quarter of 2002 were $300,000 and $1.4 million in the second quarter of 2001. Amortization and charge in the first six months of 2002 were $522,000, gross charges of $674,000 and a decrease in compensation of $152,000 related to an accounting variable plan in the first quarter of 2002. As of June 30, 2002, unamortized deferred compensation related to options issued through the completion of the initial public offering amounted to $0.

Interest and Other Income, Net.

Interest and other income, include interest and investment income, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. Interest income decreased to $685,000 in the second quarter of 2002 and $1.4 million in the second quarter of 2001, and decreased to $1.6 million in the first six months of 2002 from $3.2 million in the first six months of 2001. We expect that our interest income will decrease due to decreasing cash balances and reduced interest rates in financial markets.

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

Liquidity And Capital Resources.

As of June 30, 2002, we had $76.8 million of cash, cash equivalents and short-term investments. In the first six months of 2002, cash used in operations was $5.8 million, comprised of our net loss of $3.5 million and changes in other working capital accounts of $3.3 million, partially offset by a non-cash charges of $522,000 for deferred stock compensation charges and $505,000 for depreciation. In the first six months of 2001, cash used in operations was $23.4 million, comprised of our net loss of $34.8 million, partially offset by non-cash charges of $5.4 million for stock compensation charges, $1.5 million for depreciation and asset write-down and changes in working capital accounts of $4.4 million.

Investing activities in the first six months of 2002, excluding purchases and proceeds from short-term investments, amounted to approximately $29,000 for investments in purchase of Shira and in property and equipment. Investing activities in the first six months of 2001, excluding purchases and proceeds from short-term investments, amounted to approximately $2.3 million for investments in property and equipment.

Financing activities in the first six months of 2002 resulted in a net outflow of approximately $960,000 from a loan to our former Chief Executive Officer and partially offset by proceeds from stock option exercises and purchases of stock under the employee stock purchase plan. Financing activities in the first six months of 2001 resulted in a net outflow of $8.7 million due to stock repurchases in the amount of $9.1 million, partially offset by proceeds from stock option exercises.

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

New Accounting Pronouncements.

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

In May 2002, the FASB issued FAS 145, “Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002”. FAS 145 is effective for the fiscal periods beginning after May 15, 2002 (as applicable to the Company, January 1, 2003). We do not believe that the adoption of FAS 145 will have any material effect on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when we commit to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS 146 for exit disposal activities that are initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. We are currently in the process of evaluating the impact of the adoption of this statement.

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

If broadband wireless technology or our implementation of this technology continues not to be broadly accepted, we will not be able to sustain our business and may need to shut it down.

Our future success depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop or expand. The largest MMDS license holder in the US, Sprint, announced during 2001 that it is suspending any new deployments and acquisition of new customers. The other major service providers, including WorldCom, have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. In the event that service providers adopt technologies other than the high-speed access and other than wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business and may be required to cease operations in this business.

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

In addition, commencing in 2001 and continuing to the present, the market for telecommunications equipment significantly declined, which severely adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

If the communications and Internet industries do not grow and evolve in a manner favorable to our business strategy or us, our business may be seriously harmed.

Our future success is dependent upon the growth of the communications industry and, in particular, the Internet. The growth of the global communications and Internet industries has slowed significantly over the past two years and these industries continue to evolve rapidly. It is difficult to predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide communications market, which resulted in increased competition and escalating demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

If the printing and prepress industry does not grow, or if we do not increase our market share in this industry, the prospects of our subsidiary, Shira Computers Ltd., may be substantially harmed.

The printing industry, and in particular the prepress industry, have experienced little or no growth in recent years. The industry is highly fragmented and many vendors operate in this market. In addition, customers and prospective customers of Shira and other vendors have already invested in significant amounts of printing equipment and software and may not be willing or able to upgrade printing systems or increase expenditures for printing, especially in the current slow global economy. These factors contribute to an environment characterized by intense competition, lower expenditures by customers and fewer sales opportunities for Shira, and if the global economy does not improve and the printing prepress industry grow, our business would be harmed and our prospects significantly diminished. In this environment, we will be successful only if we are able to penetrate this market and substantially increase our market share in this industry.

Since we have significantly reduced our workforce and expenses, we may not be able to address successfully the telecommunications market if and when it recovers.

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn, and we experienced a dramatic decrease in the sales of our products and the adoption of our technology which has continued through the present. In this environment, we determined that significant expenditures in our historical products and technology was not justified. As a result, we reduced our workforce by approximately 75% during 2001. As a result of these reductions, we have reduced our research and development expenses to what we believe are minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we also expect to explore a variety of alternatives, including potential restructuring or the licensing, sale or divestiture of a substantial portion or all of our technology or assets. In addition to our recent acquisition of Shira Computers Ltd., we also expect to explore alternatives relating to the licensing, purchase or acquisition of other products, technology, assets or businesses. We have invested, and expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

A relatively small number of customers account for a large percentage of our revenues. In the first six months of 2002, Wuhan Research Institute of Posts and Telecommunication accounted for approximately 33% of our revenues, Dalager Engineering Inc. accounted for approximately 26% of our revenues and Andrew Corporation accounted for approximately 13% of our revenues. In 2001, WorldCom Broadband Solutions, Inc. accounted for approximately 57% of our revenues and Wuhan Research Institute of Posts and Telecommunication accounted for approximately 9% of our revenues. We have not received any new significant orders from WorldCom, nor do we expect them to continue to deploy a significant number of cities in the foreseeable future. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

Because we do not have long-term contracts with our customers, our customers can discontinue purchases of our systems at any time.

We sell our wireless broadband access systems based on individual purchase orders. Our customers are generally not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results. Our new subsidiary Shira Computers Ltd. also sells its products pursuant to individual purchase orders with little or no penalty for cancellation or rescheduling, and its customers are not obligated to purchase a minimum number of Shira’s products.

We may not be able to successfully operate Shira Computers Ltd. or integrate Shira or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We recently acquired Shira Computers Ltd., a provider of web-enhanced software and e-commerce products for the prepress and publishing markets. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We have no experience in the printing and graphic arts industry, and we may therefore be unsuccessful in operating Shira as a profitable business. In addition, we may have difficulty integrating Shira’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Shira since it is based on the East Coast of the United States. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Shira or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $3.5 million in the first six months of 2002 and $34.8 million in the first six months of 2001. As of June 30, 2002, our accumulated deficit was approximately $154 million. In response to the significant decline in our business and revenues in 2001, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase or if our gross margins do not increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

In addition, our new subsidiary Shira Computers Ltd. incurred net losses of $702,000 in the first six months of 2002, and had an accumulated deficit as of June 30, 2002 of $3.3 million. We anticipate that Shira will continue to incur net losses for the foreseeable future.

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

With respect to the business of Shira, there are many providers of printing and prepress solutions participating in this market, and we believe that competition among these providers will increase. This increase in competition is likely to result in price reductions and reduced gross margins for Shira’s products in the future. Increased competition could also reduce Shira’s sales and market acceptance of its products, and competitors could introduce products that would make Shira’s solutions obsolete.

Competition may decrease our market share, net revenues and gross margins, which may cause our stock price to decline.

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alvarion Ltd., AirSpan and Wi-Lan. In addition, well-capitalized companies such as Alcatel, Marconi and other vendors have in some cases internally developed products. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

The prepress printing market is highly fragmented and is also characterized by rapid technological change, evolving industry standards, frequent new product introductions and enhancements, and changing customer demands. Shira competes primarily based on price and performance of its products, and Shira’s future success will therefore depend on its investing substantially in research and development to develop, introduce and support new products and enhancements in a timely manner; and to gain market acceptance of Shira’s products. Shira will also need to expand its sales and marketing efforts. There are a number of competitors for Shira’s PDF workflow and other prepress products, many of which are larger and have greater resources than Shira.

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

Shira’s products and some of the third-party components used by Shira in its products use complex imaging technology and software. Despite extensive testing, undetected bugs or errors may result in product failures from time to time. If Shira’s products have an unacceptable failure rate, or have reliability or compatibility problems, Shira will be unable to sell its products. Any such errors, bugs or other problems with Shira’s technology or products could result in additional development costs and expenses, delays in development, and costs associated with warranty claims by our customers. Shira’s reputation and credibility with current and prospective customers could also suffer as a result of product problems or failures.

Shira’s workflow product, Xpressi, is new and relatively unknown, and Shira may be unable to generate market acceptance of this product.

Shira’s new product, Xpressi, is an advanced workflow solution, and Shira’s business prospects depend in large part on the success of this product in the market. However, the product has to date been installed at only one customer, and there is therefore only a single reference for this product with which prospective customers can inquire. In addition, the printing prepress market is conservative and slow to adopt new technologies and methodologies. Shira is also generally considered in the industry as a small company offering software shelf products rather than as a provider of integrated workflow solutions. As a result of these factors, Shira may be unable to convince customers to adopt this product. If Shira is unable to sell Xpressi on a large scale, Shira’s business and prospects would be substantially harmed.

Conditions in Israel affect our operations and may limit our ability to produce and sell our systems.

Our research and development, final testing and assembly facilities, and contract manufacturers are located in Israel. A substantial portion of the operations of Shira are also located in Israel. Political, economic and military conditions in Israel directly affect our operations, including those of Shira. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated over the year, which could disrupt our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

Our Chief Financial Officer, one of our directors and many of our and Shira’s employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

Sales outside of North America accounted for approximately 41% of our revenues in the first six months of 2002 and approximately 16% of our revenues in 2001. We expect that international sales may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

•	economic and political instability;

•	our international customers’ ability to obtain financing to fund their deployments;

•	changes in regulatory requirements and licensing frequencies to service providers;

•	import or export licensing requirements and tariffs;

•	trade restrictions; and

•	more limited protection of intellectual property rights.

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

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board and Chief Executive Officer, and Menashe Shahar, our Chief Technical Officer, the loss of any of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the service of Davidi Gilo, our Chairman of the Board and Chief Executive Officer, and Menashe Shahar, our Chief Technical Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo or Menashe Shahar, other members of senior management or other key personnel could seriously harm our business.

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

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

In general, Shira integrates third party technology in its products. If any of these third party vendors would cease to develop and support its relevant technology or terminate the contract agreement with Shira, then Shira may not be able to complete the development of new products or products’ software versions, and Shira’s products would not be able to compete with other providers’ products that are developed as industry standards. These factors would require Shira to invest significantly more effort and funding in searching for or developing alternative solutions, which could result in delays and increased costs, and ultimately in loss of customers and decreased market share.

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

We also may experience infringement claims based on Shira’s technology and products. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

Several of our directors and officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to represent a conflict of interest with us.

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, and several of our officers, Stephen Pezzola, David Aber and Michael Corwin, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors have served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was the controlling stockholder and the Chairman of the Board, and these officers have served as officers of one or both of these two companies or Zen Research, another entity affiliated with Mr. Gilo. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term and continuing relationships between these directors and officers and Mr. Gilo and his affiliated companies could be deemed to represent a conflict of interest with us.

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

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that our common stock maintain a minimum bid price of at least $1.00 per share. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days Nasdaq will issue a deficiency notice to Vyyo. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. During the third quarter of 2002, our stock price had a closing bid price below $1.00 for over 30 consecutive trading days, although the price has since increased to over $1.00 as a result of the 1-for-3 reverse stock split effected by Vyyo on August 1, 2002. Vyyo cannot predict whether the market price for our common stock will remain above $1.00. A delisting may negatively impact the value of the stock, since stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

Provisions of our governing documents and Delaware law could discourage acquisition proposals or delay a change in control.

Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is divided into three classes, each serving three-year terms;

•	super-majority voting is required to amend key provisions of our certificate of incorporation and bylaws;

•	there are limitations on who can call special meetings of stockholders;

•	stockholders are not able to take action by written consent; and

•	advance notice is required for nominations of directors and for stockholder proposals.

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

Several of our capital investments have been granted “approved enterprise” status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the Government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiaries have accumulated loss carry-forwards for Israeli tax purposes and therefore have not enjoyed any tax benefits under current approved enterprise programs.

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

Shira has also received grants from the government of Israel for the financing of a portion of its research and development expenditures, and the regulations under which we received these grants restrict our ability to manufacture products or transfer technology outside of Israel for products developed with this technology.

It may be difficult to enforce a U.S. judgment against us and our nonresident Chief Financial Officer, director and experts.

Our Chief Financial Officer, one of our directors, and some of the experts named in this report are nonresidents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil or criminal liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

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

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $76.8 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of June 30, 2002

If market interest rates were to increase on June 30, 2002 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $113,000 or approximately 0.17% of the total portfolio (approximately 0.13% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2002 remains constant throughout the third quarter of 2002 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2002 remain constant for the duration of the third quarter of 2002, interest income for the third quarter of 2002 would be approximately $719,000. Assuming a decline of 10% in the market interest rates at June 30, 2002, interest income for the third quarter of 2002 would be approximately $710,000, which represents a decrease in interest income of approximately $9,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended June 30, 2002. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash equivalents and available-for-sale securities at June 30, 2002, over the remaining contractual lives.

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

Both Har Hotzvim’s and Vyyo Ltd.’s claims are in abeyance as of the date of this report and intermediate proceedings are being conducted before the court. We believe we have included an adequate provision in our financial statements to cover the $2.2 million claim; however, we have not made provision in our financial statements for the entire potential $8.2 million claim.

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

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the Securities and Exchange Commission on April 3, 2000. The initial public offering price was $13.50 per share (not taking into account the 1-for-3 reverse stock split effected in August 2002) for an aggregate initial public offering of $104.8 million. After deducting the underwriting discounts and commissions of $7.3 million and the offering expenses of approximately $2.6 million, the net proceeds to us from the offering were approximately $94.9 million.

From April 3, 2000, until June 30, 2002, we used approximately $6.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $54.4 million of the net offering proceeds for working capital.

On September 19, 2000, we completed an underwritten public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the Commission on September 13, 2000. The public offering price was $31.5625 per share (not taking into account the 1-for-3 reverse stock split effected in August 2002) for an aggregate public offering price of the shares we sold of $55.2 million. After deducting the underwriting discounts and commissions of $2.9 million and the offering expenses of approximately $1.0 million, the net proceeds to us from the offering were approximately $51.3 million.

From September 13, 2000, until June 30, 2002, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Vyyo Inc. annual meeting of stockholders was held on May 7, 2002. At the annual meeting, the following matters were voted upon and approved by the stockholders (share numbers below do not reflect the 1-for-3 reverse stock split effected by Vyyo on August 1, 2002):

1.	The election of two (2) Class II directors to serve for a three-year term until the 2005 annual meeting of stockholders. The results of the voting were as follows:

a.	Lewis S. Broad

Number of shares voted FOR	32,405,025
Number of shares WITHHOLDING AUTHORITY	304,686

b.	Neill H. Brownstein

Number of shares voted FOR	32,405,025
Number of shares WITHHOLDING AUTHORITY	304,686

The other directors whose terms of office as directors have continued after the annual meeting are Davidi Gilo, Avraham Fischer, John P. Griffin, Samuel L. Kaplan and Alan L. Zimmerman.

2.
Authorization for the Board of Directors to amend the Vyyo Inc. Third Amended and Restated Certificate of Incorporation to effect a one-for-three reverse split of the outstanding shares of common stock, at any time prior to the 2003 Annual Meeting of Stockholders. The results of the voting were as follows:

Number of shares voted FOR	32,314,410
Number of shares voted AGAINST	348,623
Number of shares ABSTAINING	46,678
Number of Broker Non-Votes	0

3.
Ratification of the appointment of Kesselman & Kesselman CPAs (ISR), a member of PricewaterhouseCoopers International Limited, as independent auditors of Vyyo Inc. for the fiscal year ending December 31, 2002. The results of the voting were as follows:

Number of shares voted FOR	32,407,981
Number of shares voted AGAINST	272,999
Number of shares ABSTAINING	28,731
Number of Broker Non-Votes	0

Item 5.    OTHER INFORMATION

Acquisition of Shira Computers Ltd.

On May 14, 2002, Vyyo Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shira Computers Ltd., an Israeli privately held company (“Shira”), and certain of the shareholders of Shira, providing for the purchase by Vyyo of all of the outstanding ordinary shares of Shira, for an aggregate of 166,667 shares of Vyyo’s common stock. On July 30, 2002, Vyyo issued approximately 166,027 shares of Vyyo common stock to the Shira stockholders in the consummation of the Exchange Agreement. Vyyo anticipates issuing an additional 640 shares of Vyyo common stock to two Shira shareholders who did not sign the Exchange Agreement, pursuant to Israeli law. On the closing date, the Vyyo shares of common stock issued in the transaction had a value of approximately $423,500, based on the closing price of Vyyo’s common stock on July 30, 2002 of $2.55 per share. The issuances of the Vyyo shares of common stock pursuant to the Exchange Agreement were exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act, Regulation D promulgated under the Act, and/or Regulation S promulgated under the Act. Each of the Shira stockholders acquiring Vyyo common stock shares under the Exchange Agreement represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in the transaction.

The share exchange is intended to qualify as a tax-free reorganization under United States law. Upon completion of the transaction, Vyyo acquired over 99% of the outstanding equity of Shira.

Shira provides web-enhanced software and e-commerce products for the prepress and publishing markets, which are highly fragmented markets. Shira develops and provides digital prepress workflow solutions which are web-based and include support for native PDF workflows. Shira’s solution automates the prepress production process and facilitates efficient collaboration between customers and printers/tradeshops. Shira sells its products through a direct sales force, dealers, VARs and reseller/OEM relationships with other vendors.

Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of Vyyo and a significant stockholder of Vyyo, owned an aggregate of approximately 50% of Shira’s ordinary shares immediately prior to the closing of the transaction and received an aggregate of 83,499 Vyyo shares in the transaction. The shares acquired by the entities affiliated with Davidi Gilo had a value of approximately $212,923, based on the closing price of Vyyo’s common stock of $2.55 on July 30, 2002. The entities affiliated with Mr. Gilo have indemnified Vyyo against damages resulting from breaches of certain representations and warranties made by Shira and these entities in the Exchange Agreement, and the Vyyo shares issued to the Gilo entities will be held in escrow for one year to secure the indemnity obligation.

Appointment of David Aber as Chief Financial Officer

On July 30, 2002, Vyyo announced that the Board of Directors has appointed David Aber as Vyyo’s Chief Financial Officer. Davidi Gilo, who had been serving as interim Chief Financial Officer, resigned as interim Chief Financial Officer and will continue to serve as Vyyo’s Chairman of the Board and Chief Executive Officer. Mr Aber will devote part of his time to the business of Vyyo and will devote part of this time as Chief Financial Officer of Zen Research plc, a United Kingdom company that is wholly owned by entities affiliates with Davidi Gilo. Mr Aber also previously served as Chief Financial Officer of DSP Communications, Inc., a company of which Davidi Gilo was the Chairman, Chief Executive Officer, and a major stockholder, in 1998 and 1999.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

VYYO INC.

By:	/s/ DAVIDI GILO
Davidi Gilo, Chief Executive Officer (Duly Authorized Officer)

By:	/s/ DAVID ABER
David Aber, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)