Form 10-Q
period 2002-09-30
VYYO INC
filed 2002-11-04
CIK 1104730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 0-30189

VYYO INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Boulevard, 8thFloor, Cupertino, California	95014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 863-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of September 30, 2002, there were 12,479,138 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements

VYYO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,531	$17,380
Short-term investments	52,519	66,689
Accounts receivable	625	729
Inventory	87	693
Other	825	601

Total current assets	75,587	86,092
PROPERTY AND EQUIPMENT, net	1,511	1,948
GOODWILL	820
IDENTIFIABLE INTANGIBLE ASSETS	2,832

Total assets	$80,750	$88,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	727	827
Accrued liabilities	6,198	6,546
Accrued restructuring liability	2,190	2,815

Total current liabilities	9,115	10,188

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value at amounts paid in and additional paid in capital; 200,000,000 shares authorized; 12,479,138 and 12,264,140 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively *	228,699	228,122
Notes receivable from stockholders	(1,037)
Deferred stock compensation		(600)
Accumulated other comprehensive income	250	721
Accumulated deficit	(156,277)	(150,391)

Total stockholders’ equity	71,635	77,852

	$80,750	$88,040

*	Shares issued and outstanding reflect the 1-for-3 reverse stock split. See note 1.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

VYYO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET REVENUES:
Fixed broadband wireless	$775	$2,859	$3,765	$4,889
Software products	151		151

Total Net Revenues	926	2,859	3,916	4,889

COST OF REVENUES:
Fixed broadband wireless *	(89)	3,207	1,089	13,264
Software products	286		286

Total Cost of Revenues	197	3,207	1,375	13,264

GROSS PROFIT (LOSS)	729	(348)	2,541	(8,375)
OPERATING EXPENSES:
Research and development	1,338	2,740	3,296	12,670
Selling and marketing	1,097	1,564	3,021	6,145
General and administrative	1,305	895	3,825	5,478
Charges for restructuring	(151)	6,161	(151)	11,562
Charge for stock compensation		596	522	6,034

Total operating expenses	3,589	11,956	10,513	41,889
OPERATING LOSS	(2,860)	(12,304)	(7,972)	(50,264)
INTEREST AND OTHER INCOME, net	499	1,236	2,086	4,425

NET LOSS	$(2,361)	$(11,068)	$(5,886)	$(45,839)

NET LOSS PER SHARE **—
Basic and diluted	$(0.19)	$(0.90)	$(0.48)	$(3.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING **—
Basic and diluted	12,395	12,251	12,284	12,266

*
(1)  For the three and nine months ended September 30, 2002 includes a decrease of the warranty liability of $400 as a result of warranty expiration for certain customers and due to the decrease in revenues.

(2) For the nine and three months ended September 30, 2001, includes $8,450 and $535, respectively, write-offs of excess inventory and purchase commitments. See note 1.
**	Net loss per share and weighted average number of common shares have been adjusted to reflect the 1-for-3 reverse stock split. See note 1.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

VYYO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from Operating Activities:
Net loss	$(5,886)	$(45,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995	4,229
Amortization and charge related to stock compensation	522	6,034
Changes in assets and liabilities:
Accounts receivable	153	1,255
Other current assets	(177)	1,226
Inventories	606	3,950
Accounts payable	(368)	(3,270)
Accrued liabilities	(2,962)	(2,141)
Restructuring liabilities	(625)	4,797

Net cash used in operating activities	(7,742)	(29,759)

Cash flows from Investing Activities
Purchase of property and equipment	(67)	(2,359)
Proceeds from sales and maturities of short-term investments	55,626	35,704
Purchase of short-term investments	(41,927)	(11,483)
Acquisition of Shira Computers Ltd.	(12)
Proceeds from sale of property and equipment	15	36

Net cash provided by investing activities	13,635	21,898

Cash flows from Financing Activities
Repurchase of common stock		(9,057)
Issuance of common stock	78	334
Proceeds from short term credit	(820)
Loan to former Chief Executive Officer	(1,000)

Net cash used in financing activities	(1,742)	(8,723)

Increase (decrease) in cash and cash equivalents	4,151	(16,584)
Cash and cash equivalents at beginning of year	17,380	33,991

Cash and cash equivalents at end of the period	$21,531	$17,407

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

Organization and Principles of Consolidation

Vyyo Inc. together with its subsidiaries (collectively, “ Vyyo” or the “Company”) have two operating segments: Fixed broadband wireless and, as of July 1, 2002, Software Products (as defined in note 3 below).

The Company’s consolidated financial statements reflect the operations of Vyyo Inc. and its wholly-owned subsidiaries. Following the acquisition of Shira Computers Ltd. (“Shira”), the Company’s results of operations consolidate the results of Shira’s operations as of July 1, 2002. See note 3. As a result of the acquisition of Shira, the Company’s results of operations for the three and nine months ended September 30, 2002 are not comparable to the results of the operations for the three and nine months ended September 30, 2001. All material intercompany balances and transactions have been eliminated upon consolidation.

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

    During the year 2001, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the three and nine months ended September 30, 2002, inventory that was previously written-down to $0 by taking a charge of $233,000 and $900,000, respectively, was sold for the amount of $333,000 and $981,000, respectively.

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue Recognition

Fixed broadband wireless:    Net revenues are derived from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators, and in 2001 the Company’s revenues were also derived from system integration products and services provided to telecommunications service providers. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and the Company has no additional obligations. The Company accrues for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Software Products:    Net revenues from Software Products (as defined in Note 3 below) are comprised of software products and software license fees. Revenue allocated to software is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable. The Company accrues for estimated product warranty and liability costs upon recognition of product revenues.

Loss per share

Basic and diluted net losses per share are presented in accordance with FAS No. 128. “Earnings per share” (“FAS 128”), for all periods presented.

2.    Inventory

Inventory is comprised of the following:

	September 30, 2002	December 31, 2001
	In thousands
Raw materials	$1	$25
Work in process		109
Finished goods	86	559

	$87	$693

3.    Acquisition

On May 14, 2002, the Company entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets (“Software Products”), and certain of the shareholders of Shira, pursuant to which the Company acquired over 99% of the outstanding ordinary shares of Shira, for an aggregate of 166,027 shares of the Company’s common stock (after taking into account the 1-for-3 reverse stock split), which were issued on July 30, 2002. Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of the Company and a significant stockholder of the Company, owned an aggregate of 50% of Shira’s ordinary shares immediately prior to closing of the transaction and received 83,499 of the Company’s shares in the transaction. This transaction allows the Company to diversify its business by adding a different field of operation to the Company’s fixed broadband wireless operations.

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The purchase price consists of shares of the Company’s common stock, which are valued at approximately $540,000, based on the Company’s average share price of $3.24, which was determined based on the closing price from May 10, 2002 to May 16, 2002, which includes two trading days prior to and two trading days subsequent to the public announcement of the acquisition, and $60,000 of direct acquisition costs. The 83,499 shares acquired by the entities affiliated with Mr. Gilo had a value of approximately $270,537, based on this average share price.

The acquisition was accounted for using the purchase method under FAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with FAS 142, goodwill which is related to Software Products is not amortized and will be tested for impairment at least annually. The results of Shira’s operations are consolidated from July 1, 2002.

The following is a summary of the total purchase price for this acquisition as of the acquisition date, (in thousands):

Value of the Company’s shares	$540
Acquisition costs	60

Total purchase price	$600

Fair value of net tangible liabilities acquired	$(3,311)
Identifiable intangible assets	3,091
Goodwill	820

$600

Identifiable intangible assets are amortized over a period of three years. Amortization of identifiable intangible assets acquired was $259,000, of which the accumulated amortization of acquired technology was $229,000 and customer list was $30,000, for the three and nine months ended September 30, 2002. The amortization of identifiable intangible assets acquired is included in the cost of revenues.

Future amortization expenses of identifiable intangible assets on a fiscal year basis are as follows:

September 30, 2002
In thousands
2002	$258
2003	1,030
2004	1,030
2005	514

$2,832

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following unaudited pro forma information presents a summary of the results of the operations of the Company assuming the acquisition of Shira occurred at the beginning of the fiscal year for each period reported (in thousands except, per share amounts):

	Three Months Ended September 30, 2001	Nine Months Ended September 30,
		2002	2001
Net revenues	$3,391	$4,036	$7,176

Net loss	$(11,401)	$(6,588)	$(47,007)

Net loss per share—Basic and diluted	$(0.92)	$(0.53)	$(3.78)

Weighted average number of common shares outstanding—Basic and diluted	12,417	12,395	12,432

4.    Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2002	December 31, 2001
	In thousands
Compensation and benefits	$1,642	$1,895
Withholding tax	1,400	1,268
Warranty	1,000	1,363
Other	2,156	2,020

	$6,198	$6,546

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.    Accrued Restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunication sector and the economy in general. In 2001, the Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The remaining balance as of September 30, 2002, relates to contractual obligations and to a legal claim with respect to facilities (see note 6). The restructuring charge, utilization is summarized as follows:

	Cumulative restructuring charge in 2001	Balance as of December 31, 2001	Utilized in 2002	Adjustment In the three months ended September 30, 2002	Balance as of September 30, 2002 To be utilized
	In thousands
Facilities	$4,913	$2,365	$175	$—	$2,190
Equipment	2,616				—
Employees severance and other related benefits	5,298	450	299	151	—

	$12,827	$2,815	$474	$151	$2,190

6.    Contingencies

Patent matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. (“Hybrid”), in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of twelve of Hybrid’s issued patents. The Company, with the advice of its legal counsel, believes that these patents are invalid or are not infringed by the Company’s products. However, Hybrid or its successors may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on operating results, cash flows and financial condition. No provision has been included in the financial statements.

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal claims regarding alleged breach of leasing agreement

A dispute has arisen between the Company and its subsidiary, and Har Hotzvim Properties Ltd. (“Har Hotzvim”) with respect to the compliance with a leasing agreement and an amendment thereto in which the Company’s subsidiary leased office space from Har Hotzvim, at Har Hotzvim industrial zone in Jerusalem, Israel. Har Hotzvim alleges that the Company and its subsidiary breached their obligations under the lease agreement. The Company has contested the claims against it on the basis that only the Company’s subsidiary, not the Company, is a party to the lease agreement. In August 2001, Har Hotzvim filed a statement of claim against the Company and its subsidiary in Israel, in an aggregate amount of 10 million New Israeli Shekels (NIS), or approximately $2.2 million. However, this amount was claimed for purposes of court fees, and the actual damages alleged by Har Hotzvim in its statement of claim, based on the claimed breach of the Company’s and its subsidiary’s obligations under the lease agreement, is NIS 37 million, or approximately $8.2 million. Har Hotzvim may increase the claim amount subject to court approval, and in October 2002, Har Hotzvim applied to the court requesting an increase in the aggregate claim amount from NIS 10 million to NIS 25 million, or approximately $5.5 million. In addition to its claim and together therewith, Har Hotzvim filed a request for a provisional attachment on the total amount of approximately $2.2 million. The court partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of NIS 3 million, or approximately $643,000. In connection with this dispute, the Company’s subsidiary has also filed a statement of claim against Har Hotzvim, claiming that Har Hotzvim has breached its obligations under this agreement.

Both the Company’s subsidiary’s and Har Hotzvim’s claims are in abeyance and at this stage intermediate proceedings are being conducted before the court. The Company believes it has included an adequate provision in the financial statements to cover the $2.2 million claim; however, the Company has not made a provision in its financial statements for the $5.5 million claim sought by Har Hotzvim or the entire potential $8.2 million claim.

7.    Former Chief Executive Officer separation agreement

In April 2002, according to the separation agreement entered into in October 2001, the Company’s former Chief Executive Officer drew down on the $1,000,000 loan provided for in this agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is non-recourse and is secured solely by the 266,667 options held by such former officer and the shares of the Company’s common stock underlying these options.

8.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,361)	$(11,068)	$(5,886)	$(45,839)
Unrealized gain (loss) on available-for-sale securities	56	233	(471)	866

Comprehensive loss	$(2,305)	$(10,835)	$(6,357)	$(44,973)

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.    Segment Reporting

Following the acquisition of Shira, as described in note 3 above, the company’s business is divided into two segments: Fixed broadband wireless and Software Products. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and other income, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In thousands
Net revenues:
Fixed broadband wireless	$775	$2,859	$3,765	$4,889
Software Products	151		151

Consolidated net revenues	$926	$2,859	$3,916	$4,889

Loss from operations:
Fixed broadband wireless	$1,894	$12,304	$7,006	$50,264
Software Products	966		966

Consolidated loss from operations	$2,860	$12,304	$7,972	$50,264

	September 30, 2002	December 31, 2001
	In thousands
Identifiable assets:
Fixed broadband wireless	$76,397	$88,040
Software Products	4,353

Consolidated identifiable assets:	$80,750	$88,040

Sales to major customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Customer A	37%	3%	27%	12%
Customer B	4%	2%	27%	1%
Customer C	—	74%	4%	43%

VYYO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.    Recent Accounting Pronouncements

In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. The Company does not expect the adoption of FAS No. 143 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2002, the FASB issued FAS 145, “Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002”. FAS 145 is effective for the fiscal periods beginning after May 15, 2002 (as applicable to the Company, January 1, 2003). The Company does not believe that the adoption of FAS 145 will have any material effect on its consolidated financial statements.

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when the Company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt FAS 146 for exit disposal activities that are initiated after December 31, 2002. Upon the adoption of FAS 146, previously issued financial statements shall not be restated. The Company is currently in the process of evaluating the impact of the adoption of this statement.

10.    Subsequent Events

In October 2002, the Company agreed to settle a dispute with another company based on a license and development agreement entered into between the Company and the other party in 1999, pursuant to which the Company had developed and licensed certain of the Company’s technology to the other company. Under the terms of this proposed settlement, the other company has agreed to pay to the Company $510,000, and the parties have agreed to release each other from all claims in connection with the license and development agreement. The settlement is subject to the companies entering into a final settlement agreement.

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

Overview

Following the acquisition of Shira Computers Ltd. (“Shira”), as described below, our business is divided into two groups: Fixed broadband wireless and software products for the prepress and publishing industries (“Software Products”). Commencing in 2001 and continuing through the present, the global telecommunications market, and in particular the fixed wireless broadband access market, has experienced a significant downturn, and we have experienced a dramatic decrease in the sales of our products. In this environment, we determined that significant expenditures in our historical products and technology were not justified. As a result, we reduced our workforce by approximately 75% during 2001, and, in doing so, we reduced our research and development expenses in the fixed wireless broadband to minimum levels. While we expect that the telecommunications market may recover over time, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget. While we are continuing to operate and develop our traditional wireless business, we are also exploring a variety of alternatives, including the restructuring, licensing, sale or divestiture of a substantial portion or all of our current fixed wireless broadband technology or assets. In addition to our recent acquisition of Shira Computers Ltd. (“Shira”), a provider of software products for the prepress and publishing markets, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $5.9 million for the nine months ended September 30, 2002. As of September 30, 2002, our accumulated deficit was approximately $156 million.

Our fixed broadband wireless group supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell these systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers.

On May 14, 2002, Vyyo entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets. This transaction allows Vyyo to diversify its business by adding a different field of operation to its fixed wireless broadband operations. Shira employs approximately 35 employees as of September 30, 2002, and develops and provides digital prepress workflow solutions which include support for native PDF workflows. Shira’s solution automates the prepress production process and facilitates efficient collaboration between customers and printers/tradeshops. Shira sells its products through a direct sales force, dealers, VARs and reseller/OEM relationships with other vendors.

The Share Exchange Agreement with Shira and certain of the shareholders of Shira provides for the acquisition of over 99% of the outstanding ordinary shares of Shira, for an aggregate of 166,027 shares of Vyyo’s common stock (after taking into account the 1-for-3 reverse stock split), which were issued on July 30, 2002. Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of Vyyo and a significant stockholder of Vyyo, owned an aggregate of 50% of Shira’s ordinary shares immediately prior to closing of the transaction and received 83,499 of Vyyo’s shares in the transaction.

The purchase price consists of shares of Vyyo’s common stock, which are valued at approximately $540,000, based on Vyyo’s average share price of $3.24, which was determined based on closing price from May 10, 2002 to May 16, 2002, which includes two trading days prior to and two trading days subsequent to the public announcement of the acquisition, and $60,000 of direct acquisition costs. The 83,499 shares acquired by the entities affiliated with Mr. Gilo had a value of approximately $270,537, based on this average share price.

The acquisition was accounted for using the purchase method under FAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill of $820,000 represents the excess of the purchase price under the fair-value of the net tangible and intangible assets acquired. In accordance with the FAS 142, goodwill is not amortized and will be tested for impairment at least annually. The results of Shira’s operations are consolidated from July 1, 2002.

The following is a summary of the total purchase price of this acquisition as of the acquisition date, (in thousands):

Value of Vyyo’s shares	$540
Acquisition costs	60

Total purchase price	$600

Fair value of net tangible liabilities acquired	$(3,311)
Identifiable intangible assets	3,091
Goodwill	820

$600

Identifiable intangible assets are amortized over a period of three years. Amortization of identifiable intangible assets acquired was $259,000, of which the accumulated amortization of acquired technology was $229,000 and customer list was $30,000,for the three and nine months ended September 30, 2002. The amortization of identifiable intangible assets acquired was included in the cost of revenues.

Following the acquisition of Shira, our results of operations consolidate the results of Shira’s operation as of July 1, 2002. As a result of the acquisition of Shira, our results of operations for the third quarter of 2002 and for the first nine months of 2002 are not comparable to the results of the operations for the third quarter of 2001 and for the first nine months of 2001. All material intercompany balances and transactions have been eliminated upon consolidation.

In December 2000, our board of directors approved a program to repurchase up to 1,333,333 shares of our common stock (as adjusted for our recent reverse stock split). Repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, subject to market conditions and at the discretion of management. We are under no obligation to purchase any or all of the shares under this repurchase program and may terminate the program at any time. Any purchases would increase the ownership of our remaining stockholders, including Mr. Gilo, who beneficially owned approximately 5,562,658 shares of common stock as of October 17, 2002. As of September 30, 2002, we had repurchased a total of 557,800 shares for approximately $11.3 million.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policy in the interim period to be this related to legal proceedings with respect to the dispute with Har Hotzvim described in the notes to the financial statements and elsewhere in this report.

In October 2002, Har Hotzvim applied to the court requesting an increase in the aggregate claim amount from $2.2 million to approximately $5.5 million. We believe we have included an adequate provision in the financial statements to cover the $2.2 million. However we have not made a provision in our financial statements for the corrected $5.5 million claim sought by Har Hotzvim or for the entire potential of $8.2 million claim. We believe the amount we have reserved at this time is adequate under the current circumstances and will re-evaluate the amount of our reserve to address our exposure subject to such other developments as may occur in the dispute.

Results of Operations

Net Revenues.

Fixed broadband wireless:    Net revenues are derived from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators, and in 2001 net revenues were also derived from system integration products and services provided to telecommunications service providers. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Software Products:    Net revenues from Software Products are comprised of software products and software license fees. Revenue allocated to software is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. We accrue for product estimated warranty and liability costs upon recognition of product revenues.

Our product revenues are concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that these revenues will remain concentrated among a few customers for the foreseeable future.

Net revenues decreased by 68% to $926,000 in the third quarter of 2002 from $2.9 million in the third quarter of 2001, and decreased by 20% to $3.9 million in the first nine months of 2002 from $4.9 million in the first nine months of 2001. Net revenues in the third quarter and in the first nine months of 2002 included $151,000 from Software Products. The decrease in revenues in the third quarter of 2002 primarily reflects a reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced our potential customers’ ability to secure financing and purchase equipment, and, to a lesser extent, also reflects delays in allocation of the 3.5 GHz frequency in China to fixed wireless applications. Net revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately $333,000 in the third quarter of 2002 and approximately $981,000 in the first nine months of 2002.

Cost of Revenues.

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, amortization of identifiable intangible assets, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues decreased in the third quarter of 2002 to $197,000 from $3.2 million in the third quarter of 2001, and decreased in the first nine months of 2002 to $1.4 million from $13.3 million in the first nine months of 2001. Cost of revenues in the third quarter of 2002 included approximately $286,000 from Software Products. The decrease in cost of revenues and the increase in the gross margin in the third quarter and in the first nine months of 2002 was attributable primarily to: (1) decrease of the warranty liability by $400,000 as a result of warranty expiration for certain customers and due to the decrease in revenues, (2) charges in the third quarter of 2001 of approximately $535,000 and the first nine months of 2001 of approximately $8.5 million, for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders for and sales of our products, and (3) deducting $233,000 from the cost of revenues in the third quarter of 2002 and $900,000 from the cost of revenues in the first nine months of 2002, for sales of inventories during these periods that were previously written down to $0 in 2001.

The decrease in cost of revenues was partially offset by the cost of revenues from Software Products and by amortization of identifiable intangible assets. The amortization of identifiable tangible assets acquired was $259,000, the accumulated amortization of acquired technology was $229,000 and customer list was $30,000, for the three and nine months ended September 30, 2002.

We believe that cost of revenues will significantly increase, and gross margins will significantly decrease, in the future when and if the products we sell are not taken from inventory that has been previously written down.

Research and Development Expenses.

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facility in Jerusalem, Israel, and our software research and development activities in Shira are carried out in our facility in Kfar Saba, Israel. These expenses are charged to operations as incurred. Our research and development expenses decreased to $1.3 million in the third quarter of 2002 from $2.7 million in the third quarter of 2001, and to $3.3 million in the first nine months of 2002 from $12.7 million in the first nine months of 2001. Research and Development expenses included approximately $359,000 from Software Products in the third quarter of 2002. The decrease in expenses was due to the significant reductions in our workforce effected in the second and third quarters of 2001. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet market demand.

Selling and Marketing Expenses.

Selling and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Selling and marketing expenses decreased to $1.1 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001, and to $3 million in the first nine months of 2002 from $6.1 million in the first nine months of 2001. Sales and marketing expenses included approximately $376,000 from Software Products in the third quarter of 2002. The decrease in selling and marketing expenses was primarily in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our selling and marketing workforce in the second and third quarters of 2001 and in the first quarter of

2002. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000.

General and Administrative Expenses.

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, travel, legal, human resources and administration. General and administrative expenses increased to $1.3 million in the third quarter of 2002 from $895,000 in the third quarter of 2001, and decreased to $3.8 million in the first nine months of 2002 from $5.5 million in the first nine months of 2001. General and administrative expenses included approximately $95,000 from Software Products in the third quarter. The increase in general and administrative expenses in the third quarter of 2002 was primarily due to an increase in director and officer insurance costs, and the cancellation of the bonus program for management in the third quarter of 2001 which decreased expenses by approximately $253,000. The decrease in the first nine months of 2002 was primarily due to reduction in compensation related expenses resulting from reductions in our workforce in the second and third quarters of 2001. General and administrative expenses also included expenses of $583,000 for the first nine months of 2002, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and his wife are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. At the instruction of Harmony Management, the hourly rate charged by the management company for these charters was substantially less than the standard rate charged by the management company for similar charters to other unaffiliated parties.

Restructuring Charges.

Through September 30, 2002, we have completed our restructuring obligations for employees’ severance and other related benefits, and in the third quarter of 2002 we recorded a positive adjustment of $151,000, reducing the restructuring liability. The remaining balance as of September 30 2002 relates to facilities contractual obligations and a legal claim. In addition to this adjustment, in 2002, we also utilized $474,000 from the restructuring expenses that were accrued in 2001. In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. The excess facilities costs consist of rental payments for unused premises under current agreements and costs associated with the abandonment of facilities, including lease payments and leasehold improvements invested in these premises and costs associated with the related legal claim against us. Restructuring charges of $6.2 million recorded in the third quarter of 2001 relate mostly to excess facilities, abandoned equipment and employees’ severance and other, related benefits.

Charge for Stock Based Compensation.

Charge for stock based compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charges related to stock compensation for the third quarter of 2002 were $0 and for the third quarter of 2001 were $596,000. Amortization and deferred compensation charges for the first nine months of 2002 were $522,000, consisting of charges of $674,000, less a decrease in compensation of $152,000 related to an accounting variable plan in the first quarter of 2002. As of September 30, 2002, unamortized deferred compensation related to options issued through the completion of the initial public offering amounted to $0.

Interest and Other Income, Net.

Interest and other income, include interest and investment income, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. Interest income decreased to $499,000 in the third quarter of 2002 compared to $1.2 million in the third quarter of 2001, and decreased to $2 million in the first nine months of 2002 from $4.4 million in the first nine months of 2001. We expect that our interest income will continue to decrease due to decreasing cash balances and reduced interest rates in financial markets.

Income Taxes.

As of December 31, 2001, we had approximately $60 million of Israeli net operating loss carryforwards, $4.7 million of United States federal net operating loss carryforwards, and $4.7 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2021. The state net operating loss carryforwards expire in various amounts between the years 2004 and 2006. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Liquidity And Capital Resources.

As of September 30, 2002, we had $74 million of cash, cash equivalents and short-term investments. In the first nine months of 2002, cash used in operations was $7.7 million, comprised of our net loss of $5.9 million and changes in other working capital accounts of $3.4 million, and partially offset by a non-cash charges of $522,000 for deferred stock compensation charges and $995,000 for depreciation and amortization. In the first nine months of 2001, cash used in operations was $29.8 million, comprised of our net loss of $45.8 million, partially offset by non-cash charges of $10.3 million for stock compensation charges, depreciation and asset write-down and changes in working capital accounts of $5.8 million.

Investing activities in the first nine months of 2002, excluding purchases and proceeds from short-term investments, amounted to a net outflow of approximately $64,000 for investments in property and equipment and in the purchase of Shira and in property and equipment partially offset by proceeds from sale of property and equipment amounted to approximately $15,000. Investing activities in the first nine months of 2001, excluding purchases and proceeds from short-term investments, amounted to approximately $2.3 million for investments in property and equipment.

Financing activities in the first nine months of 2002 resulted in a net outflow of approximately $1.7 million from a loan to our former Chief Executive Officer and from proceeds from short term debt, partially offset by proceeds from stock option exercises and purchases of stock under the employee stock purchase plan. Financing activities in the first nine months of 2001 resulted in a net outflow of $8.7 million due to stock repurchases in the amount of $9.1 million, partially offset by proceeds from stock option exercises.

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

New Accounting Pronouncements

In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. We do not expect the adoption of FAS No. 143 to have a material impact on our financial position, results of operations, or cash flows.

In May 2002, the FASB issued FAS 145, “Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002”. FAS 145 is effective for the fiscal periods beginning after May 15, 2002 (as applicable to us, January 1, 2003). We do not believe that the adoption of FAS 145 will have any material effect on our consolidated financial statements.

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when we commit to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt FAS 146 for exit disposal activities that are initiated after December 31, 2002. Upon the adoption of FAS 146, previously issued financial statements shall not be restated. We are currently in the process of evaluating the impact of the adoption of this statement.

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

If the printing and prepress industry does not grow, or if we do not increase our market share in this industry, the prospects of our subsidiary, Shira Computers Ltd., would be substantially harmed.

The printing industry, and in particular the prepress industry, have experienced little or no growth in recent years. The industry is highly fragmented and many vendors operate in this market. In addition, customers and prospective customers of Shira and other vendors that have already invested in significant amounts of printing equipment and software may not be willing or able to upgrade printing systems or increase expenditures for printing, especially in the current slow global economy. These factors contribute to an environment characterized by intense competition, lower expenditures by customers and fewer sales opportunities for Shira, and if the global economy does not improve and the printing prepress industry grow, our business would be harmed and our prospects significantly diminished. In this environment, we will be successful only if we are able to penetrate this market and substantially increase our market share in this industry.

Shira’s workflow product, Xpressi, is new and relatively unknown, and Shira may be unable to generate market acceptance of this product.

Shira’s new product, Xpressi, is an advanced workflow solution, and Shira’s business prospects depend in large part on the success of this product in the market. However, to date, Shira has only begun to install this product with customers, and there are therefore only a very limited number of references for this product with which prospective customers can inquire. In addition, the success of Xpressi will depend on its ability to function effectively on many different customers’ systems. Since Xpressi is new and currently installed with only a few customers, Shira may have difficulty in effectively integrating the product into customers’ systems such that the product functions properly with each customer’s system. In addition, the printing prepress market is conservative and slow to adopt new technologies and methodologies. Shira is also generally considered in the industry as a small company offering software shelf products rather than as a provider of integrated workflow solutions. As a result of these factors, Shira may be unable to convince customers to adopt this product. If Shira is unable to sell Xpressi on a large scale, Shira’s business and prospects would be substantially harmed.

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $5.9 million in the first nine months of 2002 and $45.8 million in the first nine months of 2001. As of September 30, 2002, our accumulated deficit was approximately $156 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase or if our gross margins do not increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

In addition, our new subsidiary Shira Computers Ltd. incurred net losses of $777,000 in the third quarter of 2002 and had a shareholder’s deficit as of September 30, 2002 of $4.1 million. We anticipate that Shira will continue to incur net losses for the foreseeable future.

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

A relatively small number of customers account for a large percentage of our revenues. In the first nine months of 2002, Wuhan Research Institute of Posts and Telecommunication accounted for approximately 27% of our revenues (28% of our wireless revenues), Dalager Engineering Inc. accounted for approximately 27% of our revenues (28% of our wireless revenues) and Andrew Corporation accounted for approximately 13% of our revenues (14% of our wireless revenues). In 2001, WorldCom Broadband Solutions, Inc. accounted for approximately 57% of our revenues, and Wuhan Research Institute of Posts and Telecommunication accounted for approximately 9% of our revenues. We have not received any new significant orders from WorldCom, nor do we expect them to continue to deploy a significant number of cities in the foreseeable future. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

Because we do not have long-term contracts with our customers, our customers can discontinue purchases of our systems at any time.

We sell our wireless broadband access systems based on individual purchase orders. Our customers are generally not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results. Our new subsidiary Shira Computers Ltd. also sells its software products pursuant to individual purchase orders with little or no penalty for cancellation or rescheduling, and its customers are not obligated to purchase a minimum number of Shira’s products.

We may not be able to successfully operate Shira Computers Ltd. or integrate Shira or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We recently acquired Shira Computers Ltd., a provider of software products for the prepress and publishing markets. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We have no experience in the printing and graphic arts industry, and we may therefore be unsuccessful in operating Shira as a profitable business. In addition, we may have difficulty integrating Shira’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Shira since its management is based on the East Coast of the United States. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Shira or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to identifiable intangible assets and impairment of goodwill and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless industry.

Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the US will use mobile technology such as 3G cellular technology in the MMDS band, it will harm our business as Vyyo’s current technology does not support mobile services. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, including in the People’s Republic of China, there has been delay in the allocation of 3.5Ghz licenses. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

Our quarterly operating results fluctuate, which may cause our share price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

•	the uncertain timing and level of market acceptance for our systems and the uncertain timing and extent of rollouts of wireless broadband access systems by the major service providers;

•	the ability of our existing and potential direct customers to obtain financing for the deployment of broadband wireless access systems;

•	the mix of products sold by us and the mix of sales channels through which they are sold;

•	reductions in pricing by us or our competitors;

•	global economic conditions;

•	the effectiveness of our system integrator customers in marketing and selling their network systems equipment;

•	changes in the prices or delays in deliveries of the components we purchase or license; and

•	any acquisitions or dispositions we may effect.

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

With respect to the business of Shira, there are many providers of printing and prepess solutions participating in this market, and we believe that competition among these providers will increase. This increase in competition is likely to result in price reductions and reduced gross margins for Shira’s products in the future. Increased competition could also reduce Shira’s sales and market acceptance of its products, and competitors could introduce products that would make Shira’s solutions obsolete.

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

The prepress printing market is highly fragmented and is also characterized by rapid technological change, evolving industry standards, frequent new product introductions and enhancements, and changing customer demands. Shira competes primarily based on price and performance of its products, and Shira’s future success will therefore depend on its investing substantially in research and development to develop, introduce and support new products and enhancements in a timely manner to gain market acceptance of Shira’s products. Shira will also need to expand its sales and marketing efforts. There are a number of competitors for Shira’s PDF workflow and other prepress products, many of which are larger and have greater resources than Shira.

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

We currently have relationships with two contract manufacturers for the manufacturing of our fixed broadband wireless systems, which are located in Israel. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal agreement or relationship with a manufacturer for our modem products. Although we have sufficient inventory of modems on hand to fulfill anticipated demand for the foreseeable future, should our supply of modems be insufficient to meet future demand, our inability to identify and enter into a relationship with a manufacturer for our modems could harm our business.

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

In general, Shira integrates third party technology in its products and relies on third party service providers for a number of its products. If any of these third party vendors or service providers would cease to develop and support its relevant technology or terminate the contract agreement with Shira, then Shira may not be able to support its current products or complete the development of new products or products’ software versions, and Shira’s products would not be able to compete with other providers’ products that are developed as industry standards. These factors would require Shira to invest significantly more effort and funding in searching for or developing alternative solutions, which could result in delays and increased costs, and ultimately in loss of customers and decreased market share.

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

Our research and development, final testing and assembly facilities, and contract manufacturers are located in Israel. A substantial portion of the operations of Shira are also located in Israel. Political, economic and military conditions in Israel directly affect our operations, including those of Shira. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated over the past two years, which could disrupt our operations. In addition, the United States has recently threatened to declare war against Iraq. A military action by the United States against Iraq would likely involve Israel in hostilities and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

Our Chief Financial Officer, one of our directors and many of our and Shira’s employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

Although we have reduced our fixed broadband wireless operations in response to the decline in our business outlook, we will need to continue to monitor closely our costs and expenses. If the market and our business does not expand, we may need to reduce further our operations.

Because we operate in international markets, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 32% of our revenues in the first nine months of 2002 and approximately 16% of our revenues in 2001. We expect that international sales may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

Third parties, including Hybrid or its successors, could assert, and it could be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

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

A customer’s decision to purchase our fixed broadband wireless systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a concentrated number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

•	acquiring technologies or businesses;

•	hiring additional qualified personnel; and

•	implementing further marketing and sales activities.

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

Several of our directors and officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, and several of our officers, Stephen Pezzola, David Aber and Michael Corwin, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board, and these officers previously served as officers of one or both of these two companies and/or currently serve as officers of Zen Research, another entity affiliated with Mr. Gilo. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be deemed to limit their independence.

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

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that our common stock maintain a minimum bid price of at least $1.00 per share. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to Vyyo. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. During the third quarter of 2002, our stock price had a closing bid price below $1.00 for over 30 consecutive trading days, although the price has since increased to over $1.00 as a result of the 1-for-3 reverse stock split effected by Vyyo on August 1, 2002. Vyyo cannot predict whether the market price for our common stock will remain above $1.00. A delisting may negatively impact the value of the stock, since stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

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

Our Chief Financial Officer, one of our directors, and some of the experts are nonresidents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil or criminal liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

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

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $74 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of September 30, 2002

If market interest rates were to increase on September 30, 2002 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $93,000 or approximately 0.15% of the total portfolio (approximately 0.12% of total assets). Assuming that the average yield to maturity on our portfolio at September 30, 2002 remains constant throughout the fourth quarter of 2002 and assuming that our cash, cash equivalents and short-term investments balances at September 30, 2002 remain constant for the duration of the fourth quarter of 2002, interest income for the fourth quarter of 2002 would be approximately $654,000. Assuming a decline of 10% in the market interest rates at September 30, 2002, interest income for the fourth quarter of 2002 would be approximately $638,000, which represents a decrease in interest income of approximately $16,000. This decrease in interest income would result in a decrease of the same amount to net income and cash flows from operating activities for the fourth quarter of 2002. These amounts are determined by considering the impact of the hypothetical interest rates on Vyyo’s cash equivalents and available-for-sale securities at September 30, 2002, over the remaining contractual lives.

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Vyyo’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Vyyo’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Vyyo’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Vyyo (including its consolidated subsidiaries) required to be included in Vyyo’s reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Vyyo’s internal controls or in other factors that could significantly affect such controls.

Part II.    Other Information

Item 1.     Legal Proceedings

As we have previously disclosed, on August 14, 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against our subsidiary, Vyyo Ltd., and us in the Jerusalem, Israel, District Court, alleging that Vyyo Ltd. and we breached obligations under a lease agreement and an amendment thereto between Vyyo Ltd. and Har Hotzvim. Vyyo Inc. has contested the claims against it on the basis that it is not a party to the lease agreement. The lease agreement, as amended, relates to an approximately 93,000 square foot facility in Jerusalem, Israel that Vyyo Ltd. leased from Har Hotzvim. The complaint seeks damages in the amount of NIS 10 million, or approximately $2.2 million; however, this amount was claimed for purposes of court fees, and the actual amount sought in Har Hotzvim’s statement of claim is NIS 37 million, or approximately $8.2 million. The amount claimed may be increased during the proceedings, subject to the court’s approval, and in October 2002, Har Hotzvim applied to the court requesting an increase in the aggregate claim amount from NIS 10 million to NIS 25 million, or approximately $5.5 million. Vyyo Inc. and Vyyo Ltd. have filed a statement of defense of Har Hotzvim’s claim. In addition to its claim and together therewith, Har Hotzvim has filed a request for provisional attachment on the total amount of approximately $2.2 million. The court has partially approved Har Hotzvim’s request and issued an attachment order in an aggregate amount of NIS 3 million, or approximately $643,000. In connection with this dispute, Vyyo Ltd. also filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constitute a breach of its obligations under the lease agreement. The court was requested to order Har Hotzvim to reimburse Vyyo Ltd. for its expenses in complying with the lease agreement in an aggregate amount of approximately NIS 8.7 million. In September 2001, the proceeding was converted from a declarative relief proceeding to a claim for damages.

Both Har Hotzvim’s and Vyyo Ltd.’s claims are in abeyance as of the date of this report and intermediate proceedings are being conducted before the court. We believe we have included an adequate provision in the financial statements to cover the $2.2 million claim; however, we have not made provision in our financial statements for the $5.5 million claim sought by Har Hotzvim or the entire potential $8.2 million claim.

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

Issuance of Shares in Connection with the Acquisition of Shira Computers Ltd.

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

Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of Vyyo and a significant stockholder of Vyyo, owned an aggregate of approximately 50% of Shira’s ordinary shares immediately prior to the closing of the transaction and received an aggregate of 83,499 Vyyo shares in the transaction. The shares acquired by the entities affiliated with Mr. Gilo had a value of approximately $212,923, based on the closing price of Vyyo’s common stock of $2.55 per share on July 30, 2002. The entities affiliated with Mr. Gilo have indemnified Vyyo against damages resulting from breaches of certain representations and warranties made by Shira and these entities in the Exchange Agreement, and the Vyyo shares issued to the Gilo entities will be held in escrow for one year to secure the indemnity obligation.

Public Offerings in 2000

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

From April 3, 2000, until September 30, 2002, we used approximately $6.2 million of the net offering proceeds for purchases of property, plant and equipment, approximately $3.2 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $51.3 million of the net offering proceeds for working capital.

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

From September 13, 2000, until September 30, 2002, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters To A Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-k

(a)  Exhibits

99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002

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
David Aber, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2002

I, Davidi Gilo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Vyyo Inc. (the “registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVIDI GILO
Davidi Gilo, Chief Executive Officer

Date: November 4, 2002

I, David Aber, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Vyyo Inc. (the “registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID ABER
David Aber, Chief Financial Officer

Date: November 4, 2002