Form 10-K
period 2002-12-31
VYYO INC
filed 2003-02-14
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-30189

VYYO INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Boulevard, 8th Floor, Cupertino, California 95014

(Address of principal executive offices, including zip code)

(408) 863-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $14,475,000. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $2.52 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 28, 2002, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate.

The number of shares of Common Stock outstanding on February 7, 2003 was 12,682,970 shares.

Documents Incorporated By Reference: Part III, Items 10, 11, 12 and 13 of this Report are incorporated by reference from the definitive Proxy Statement for the registrant’s 2003 annual meeting of stockholders.

VYYO INC.

2002 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding Vyyo’s expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. All forward-looking statements included in this document are based on information available to Vyyo on the date hereof, and Vyyo assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In particular, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	whether the wireless broadband access market will grow and whether wireless broadband access technology generally, and our products, specifically, will be accepted in the market

•	the timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers

•	our ability to successfully sell, license or divest our technology or to acquire or license other products, companies or technologies

•	our dependence on a limited number of customers

•	attracting and retaining customers and employees

•	existing and future competition in our markets

•	obtaining and expanding market acceptance of the products we offer, and development of new products and next generation products

•	technological changes in our industry

•	the ability of our management to successfully manage the business of our recently acquired subsidiary, Shira Computers Ltd.

•	whether the printing and prepress market will grow and whether Shira’s software products will be successful in this market

•	whether Shira’s recently introduced workflow management product, Xpressi ™ , will be accepted in the market

•	whether Shira will be able to compete successfully in the intensely competitive graphic arts industry

•	the reliability and compatibility of Shira’s software products and the ability of Shira to continue to develop new features and products

In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution potential investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business

Overview

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn that has continued throughout 2002 and to the present. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2002. In this environment, in 2001 we determined that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at the end of 2002. These decreases reduced our research and development expenses and our sales and marketing expenses to minimum levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. Since we have reduced our sales and marketing workforce, we may be unable effectively to sell and market our products without substantially increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market if and when it returns. Our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

While we are continuing to operate our traditional wireless business, we are also actively exploring a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current fixed wireless broadband technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal. In addition to our acquisition in July 2002 of Shira Computers Ltd. (“Shira”), a provider of software products for the prepress and publishing markets, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

Wireless Broadband Access Business

General

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

Our systems are deployed in point-to-multipoint applications at the radio frequencies designated for two-way broadband communication. Point-to-multipoint technology refers to the ability of a central, wireless hub to transmit and receive network traffic to and from multiple subscriber modems. Our systems are based on the Internet protocol, or IP, which is the networking standard used to deliver voice, video and data over the Internet. Networking standards are the special set of rules for communicating that the end points in a telecommunication connection use to send signals back and forth. Service providers use our system to bridge the segment of the network that connects the service providers’ systems directly to the subscribers, commonly referred to as the last mile.

Our system consists of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system and wireless subscriber modems. Each wireless hub is located at a base station, which houses the network components of our system. Each hub transmits and receives network traffic to and from our wireless modems, which are installed at multiple subscriber locations. Our network management system provides remote monitoring and configuration services with respect to the wireless hubs and modems to allow the service provider to operate the system from a central location.

The Vyyo Solution

Our system is designed to allow service providers to rapidly deploy cost-effective, high speed data connections directly to business and residential subscribers. Our systems are deployed in point-to-multipoint applications at the frequencies designated for these applications and consist of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system software and wireless subscriber modems. Each wireless hub is located at a base station, which houses the components in the network. Our integrated network management system manages the traffic over the network and optimizes how quickly and efficiently the system operates by allocating bandwidth. Our wireless modems are installed at multiple subscriber locations.

•	Point-to-multipoint wireless hubs are located in base stations and send and receive data traffic to and from up to 8,000 wireless subscriber modems.

•	Our wireless modems connected to PCs or LANs are located in residences, small/home offices, and medium-sized businesses. These modems send and receive data traffic and provide access to the Internet. Our wireless modems also connect to VoIP MTAs that are connected to telephone sets providing VoIP services.

•	Our wireless hub interfaces with a router located in the base station that sends data traffic to the Internet. It also delivers and receives VoIP traffic to and from a VoIP gateway that connects with a Class 5 switch of the public telephone network.

•	Third party equipment, such as base station and CPE radios, is added to the wireless hubs and modems to create a complete end-to-end solution.

Using our wireless point-to-multipoint system, service providers can roll out network service quickly and with a minimal initial investment and can then expand their networks by adding more wireless hubs and subscriber wireless modems as the number of subscribers grows.

Our system is used primarily at the MMDS band in the United States and at the 3.5Ghz band internationally.

Products

Wireless Hub. Our wireless hub manages data communications between wireless modems located at subscribers’ locations and network devices such as routers located at a central office or base station. The primary role of the wireless hub is to manage the upstream traffic from the subscriber toward the public telephone and data networks, and the downstream traffic from the networks toward the subscriber. Our wireless hub is designed to support up to 8,000 wireless modems.

Our wireless hub employs an open physical layer (PHY) architecture that allows us to replace the PHY boards in the future as more sophisticated technology becomes available, while maintaining the overall hub architecture. Our wireless hub is designed to support a variety of channel capacities by using a combination of six communications modules as either upstream or downstream modules, with each upstream module supporting either one or six upstream receivers, and each downstream module supporting either one or four downstream transmitters. For example, our system can provide 24 upstream channels and two downstream channels. A channel is a subdivision of a frequency band used to transmit radio frequency signals. This flexibility allows the operator to configure a system for each specific situation.

Most wireless hub modules are identical, which is intended to reduce maintenance and inventory cost. Multiple wireless hubs may be controlled through one central network management system.

Our network management system is a Windows NT-based software package that manages overall system operations. The system features graphical views of wireless hubs and modems. The network management system allows network operators to configure, maintain and troubleshoot hubs and modems from a central workstation.

Wireless Modem. Our wireless subscriber modem is designed for residential, home office or small office deployment. It supports up to 75 individual users at the LAN that is served by the modem.

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

MAC and PHY Layer Capabilities. Our media access control layer capabilities, combined with our physical layer capabilities, provide robust performance under adverse conditions and effectively utilize the limited frequency and bandwidth allocations of the MMDS band and 3.5 Ghz. band. Our single carrier PHY layer technology offers multiple symbol rates and modulation schemes on both upstream and downstream channels which are used to optimize system configuration in any particular deployment scenario.

Scheduling Algorithms. We develop scheduling software code for DOCSIS-based TDMA point-to-multipoint systems. Our scheduling algorithms are optimized to support multiple services including Best Effort data services, Committed Information Rate data services, VoIP services and E1 services, in an efficient manner for optimal utilization of the very limited wireless spectrum.

Customers

We sell our systems directly to service providers or to system integrators that deploy our systems as part of their end-to-end network solutions to service providers. In 2001, we also provided system integration services to some of our service provider customers to more effectively implement our systems, although we are not currently providing such services. We sell our systems based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our systems. Our customers can generally cancel or reschedule orders upon short notice and can discontinue using our systems at any time.

A relatively small number of customers account for a large percentage of our revenues. In 2002, Dalager Engineering Inc. accounted for approximately 25% of our revenues (26% of our wireless revenues); Wuhan Research Institute of Posts and Telecommunication accounted for approximately 22% of our revenues (23% of our wireless revenues); Andrew Corporation accounted for approximately 12% of our revenues (13% of our wireless revenues); and one other customer from the settlement of a dispute accounted for approximately 11% of our revenues (11% of our wireless revenues).

In 1999, Sprint and WorldCom, two of the largest service providers in the United States, purchased companies holding a substantial number of MMDS licenses throughout the United States. However, in 2001, Sprint announced that it has ceased deployments of MMDS fixed wireless broadband access systems and is evaluating whether to utilize the MMDS licenses for mobile services. In addition, WorldCom, which in 2002 filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code, has not indicated whether it intends to continue to deploy fixed wireless systems at this time and is not presently purchasing a significant amount of our products. ADC Telecommunications, a systems integrator, sold its fixed wireless broadband access business unit in 2001. As a result of these developments, the market for our products has significantly contracted and substantial uncertainty exists with respect to its future development.

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

Sales and Marketing

The global telecommunications industry is dominated by a limited number of network system integrators. We focus our marketing efforts on network system integrators that have the means to provide vendor financing in situations where our equipment is purchased as part of the total network. For some service providers, this financing is a necessary part of the total network solution. We support our system integrator customers with site demonstrations, and in some cases field trials, for their service provider customers. The objective of a site demonstration is to promote the adoption of our systems for deployment within the service provider’s network.

In addition, in 2001, we began to focus our resources on direct sales to service providers, and in some instances, we served as a system integrator and provided, through third parties, the other components of the network system. We did not provide substantial systems integration services in 2002.

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our sales and marketing workforce in 2001, and in 2002, our sales and marketing workforce was further reduced. Due to these reductions, we may be unable effectively to sell and market our products without substantially increasing sales and marketing expenses.

Manufacturing

We outsource manufacturing to contract manufacturers that have the expertise and ability to reduce costs associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. We outsource printed circuit board assembly and manufacturing of our wireless hubs to contract manufacturers located in Israel. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. Our wireless hubs and any third party radio equipment we require are purchased on a purchase order basis. We have no guaranteed supply or long-term contractual agreements with any of our suppliers. In addition, some of the components included in our systems are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products.

We previously outsourced manufacturing of our wireless modems to a contract manufacturer in Taiwan; however, we currently have no formal agreement or relationship with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we therefore will likely be required to find a manufacturer in the near future. Our inability to identify and enter into a relationship with a manufacturer for our modems would harm our business.

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

Research and Development

The goal of our research and development activities is to continue the development and introduction of new features that are important to our customers, such as E1 capabilities. Our ongoing product development program assesses service providers’ needs and technological changes in the communications market.

We believe that our extensive experience in designing and implementing high quality network components and system software allows us to develop high quality solutions. As a result of these development efforts, we have created an integrated broadband wireless platform that delivers data, voice and E1 services.

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our research and development workforce in 2001. As of December 31, 2002, our research and development staff consisted of 22 employees, compared to 23 employees as of December 31, 2001. The majority of our research and development staff is located in Israel.

Our broadband wireless research and development expenditures were $3.9 million for 2002, $15 million for 2001 and $17.6 million for 2000. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market.

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

The primary competing alternative technologies for broadband access include:

Digital Subscriber Line. Digital subscriber line, or DSL, technology today transmits data approximately 50 times faster than a conventional dial-up modem using the existing copper wire network. DSL transmission rates are limited, however, by the length and quality of the available copper wires. Various implementations of DSL are being developed and deployed. Service providers deploying DSL technology include incumbent telecommunications operators, such as SBC Communications, Inc. and Bell Atlantic Corporation, as well as numerous competitive local exchange carriers.

Cable Modems. Cable modems are designed to provide broadband Internet access services by cable operators and are targeted primarily at the residential market. Cable infrastructure passes by 100 million homes in North America, but only a portion of those homes currently have access to two-way cable modem service. Many cable operators are currently offering broadband access services across two-way cable, and cable TV networks will be used increasingly for voice and high-speed data services.

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

Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Alverion Inc., Wi-LAN Inc., Netro Corporation, Harris Corporation, REMEC, Inc. and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures may seriously harm our business.

Government Regulation

Our business depends on the availability of certain radio frequencies for broadband two-way communications. Radio frequencies are subject to extensive regulation worldwide. Each country has different regulation and regulatory processes for wireless communications equipment and uses of radio frequencies. The regulatory environment in which we operate is subject to significant change, the results and timing of which are uncertain. Historically, in many countries the unavailability of radio frequencies for two-way broadband communications has inhibited the growth of such networks. The process of establishing new regulations for broadband wireless frequencies and allocating such frequencies to operators is complex and lengthy. Our customers and potential customers may not be able to obtain sufficient frequencies for their planned uses of our systems. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering our systems and seriously harm our business.

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

We are subject to export control laws and regulations with respect to certain of our products and technology. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. Some of our products contain encryption technologies to enable the transfer of data in a manner that preserves the privacy of the parties communicating such data. United States law currently requires Department of Commerce review and classification of the encryption technologies included in our systems before sales of our systems outside the United States, and we are subject to various restrictions on exporting our systems to certain countries. Under Israeli law, means of encryption and encryption equipment are controlled commodities within the meaning of the Control of Commodities and Services Law, 5718-1957, and are therefore subject to the prohibitions, restraints, supervision and control governing it by virtue of such law and regulations and orders promulgated thereunder. Such law and regulations and orders prohibit the engagement in means of encryption otherwise than pursuant to a approval from the authorized person appointed by the Minister of Defense. Vyyo Ltd.’s approval to engage in encryption expires on March 31, 2003. We may not be able to renew these approvals as necessary from time to time. In addition, we may be required to apply for additional approvals to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications, or more stringent export control requirements could seriously harm our business.

Intellectual Property

We have two issued patents and 11 patent applications pending in the United States. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business.

Our success depends in part on our ability to protect our proprietary technologies. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Further, patents held by third parties may prevent the commercialization of products incorporating our technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of our pending or future patents. We also believe that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws, may be more limited than that provided under United States patents and intellectual property laws. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm our business.

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

Employees

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our workforce. In the aggregate, we reduced our workforce by approximately 75% in 2001. During 2002, our wireless broadband access business workforce decreased an additional 11%.

As of December 31, 2002, we had 53 employees in our wireless broadband access business, of whom 31 were employed in Israel and 22 were employed in the United States or other locations. Of these employees, 21 were principally dedicated to research and development, 11 were dedicated to sales, marketing and customer support and five were involved in manufacturing and operations. None of our U.S. employees is represented by a union.

Our Israeli subsidiary, Vyyo Ltd., is subject to Israeli labor laws and regulations with respect to our Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

Vyyo Ltd. and our Israeli employees are subject to provisions of certain collective bargaining agreements, by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern wages, cost of living expenses and other conditions of employment. Vyyo Ltd. provides our Israeli employees with benefits and working conditions above the required minimums. Our Israeli employees are not represented by a labor union. We have not experienced any work stoppages.

Shira Computers Ltd.

General

Shira Computers Ltd. (“Shira”) was incorporated under the laws of the State of Israel in 1987. In July 2002, Shira became a subsidiary of Vyyo upon Vyyo’s acquisition of the outstanding ordinary shares of Shira.

Since Shira’s acquisition, Shira’s sales have not been significant. Shira incurred net losses of $1.3 million in 2002, and had an accumulated shareholder deficit as of December 31, 2002 of $5.1 million. We anticipate that Shira will continue to incur net losses for the foreseeable future. Shira will be successful only if it is able to penetrate the highly competitive graphic arts market and substantially increase its market share in this industry. If Shira is unable to do so, its business would be harmed and its prospects significantly diminished.

Shira develops and provides digital solutions for the graphic arts industry. Shira’s prepress workflow software is designed to enable customers to reduce their prepress costs by limiting manual intervention, streamlining custom workflows, and tracking workflow process transactions. Shira’s automated workflow solutions allow its customers to focus on creative development and the manufacturing print production processes rather than prepress processes.

Shira’s products include its Classic line of prepress solutions and its new Xpressi solution. The Classic products are “point” solutions designed to file formats and resolve specific problems in customers’ workflows, and many of the Classic products work with existing vendors’ proprietary workflow systems. Shira’s Xpressi product, introduced in September 2002, is a scalable, complete end-to-end workflow management solution designed to automate the prepress workflow process and to enable remote prepress production. Shira’s products run on Microsoft Windows NT and 2000-based platforms with standard PC-based hardware.

Shira sells its products to commercial and digital printers, prepress and repro tradeshops, publishers, service bureaus, quick printers, advertisement and design agencies, and original equipment manufacturers (“OEMs”).

The Shira Solution

Commercial printers and other participants in the graphic arts industry are continually seeking to reduce costs of printing and increase efficiency in the printing related processes. Shira’s products are designed to streamline the prepress process and create greater productivity for professional publishers, prepress and commercial and digital printers. The prepress process is the process of preparing files, including images, text and artwork, for imaging on to master printing plates prior to printing. Shira’s solutions are designed to automate and integrate the translation and transfer of digitized graphic images, text and artwork from desktop publishing computer systems directly onto printing plates. In automating the workflow of the prepress process and tracking workflow process transactions, Shira’s solutions are designed to substantially reduce the cost of the preparations needed for printing by reducing labor needs and eliminating many of the costly and time consuming steps of the prepress process and data management.

Shira believes that the graphic arts industry is moving away from proprietary vendor formats to standardized PostScript and PDF formats. Shira offers a set of prepress workflow automation products that are able to convert proprietary vendor formats to PostScript and PDF formats for output to film, proof, plate, and direct to press imaging engines. Using Shira’s workflow solutions, Shira’s customers can integrate a PDF or PostScript workflow into their own proprietary workflow systems, for computer to plate, or CTP, computer to film, or CTF, direct imaging, or DI, and proofing devices. Customers therefore do not need to upgrade or replace their systems to be able to utilize PDF or PostScript output.

Products and Technology

Shira has developed a broad range of workflow management software products to address the requirements of the prepress industry. Shira’s products are designed to work with a broad number of prepress configurations and to provide automated processing capabilities that can operate with a broad range of customers’ proprietary systems. Shira’s products are scalable, allowing Shira’s customers to evolve and grow their workflow systems with incremental investments rather than requiring major new investment for replacement of entire workflow systems.

In addition, all of Shira’s products:

•	run on Microsoft Windows NT and 2000-based platforms and with standard PC-based hardware;

•	support both raster and vector based files processing and workflow solutions;

•	implement the file formats of Scitex/Creo and related workflow;

•	are capable of reading and converting all types of PostScript & PDF file formats; and

•	contain patented CEPS-to-PS technology that converts raster to PostScript format.

Shira’s products include its Classic line of solutions, and the new Xpressi workflow management products.

Classic Products

Shira’s Classic products are “point” solutions designed to insert conforming file formats and to resolve specific problems in customers’ workflows, and many of the Classic products work with existing vendors’ proprietary workflow systems.

ShiraMediaSaverTM

This product is used to create an efficient and automatic layout of multiple scatter images or pages of the same or different jobs, on a single proof, typically used to check color correction prior to assembling pages. The software creates a composite layout file, which saves proofing material, for output by the proofing device. ShiraMediaSaver provides the following functions:

•	the production of a single PostScript file from different files from different sources, and support for PostScript, PDF, and raster files on the same layout;

•	automatic color mapping for spot colors (colors other than cyan, magenta, yellow and black (“C, M,Y, K”) typically used in the printing process);

•	mixed line screen rulings on the same output. This unique feature saves time for the operator by eliminating the need to improvise a layout of scatter images to fill a proof sheet, on certain desktop publishing software, on a proprietary system, or in a coordinate based layout program in the proofing system. With ShiraMediaSaver, users send the images into a folder and the images are automatically placed into a layout in the most efficient manner to fill the sheet. The user can then output what he has sent into the folder at any specific time. The software enables a user to set the percentage coverage parameters prior to outputting a file for proof; and

•	Input, manually or via hot folder, of composite PostScript, PDF, CT & LW, Tiff/IT, Pre-separated PostScript, CT & LW formatted files, and output, with the ability to preview a thumbnail, of composite and pre-separated PostScript or PDF 1.3 formatted files.

ShiraCEPStoPSTM

This patented software converts a raster-based page file to a compliant PostScript file format. The quality of the original file is preserved in the created PostScript file up to a resolution of one pixel. ShiraCEPStoPS provides the following features:

•	Bridging of CEPS systems. The user can leverage its existing investment in its proprietary color electronic prepress systems, or CEPS, by bridging between its CEPS’ workflow equipment and PostScript workflow tools;

•	Input, manually or via hot folder, of composite and pre-separated CT & LW, NCT & NLW, Tiff/IT, Tiff CT formatted files, and output, with the ability to preview a thumbnail, of composite and pre-separated PostScript, DCS1 and DCS2 (Shira), or EPS formatted files; and

•	Support for Scitex, CreoScitex, and Creo Brisque version 4 digital front end or CEPS devices.

ShiraCEPStoPDFTM

This software converts a raster-based page file to a compliant PDF 1.3 file. The quality of the original file is preserved in the created PDF file up to a resolution of one pixel. The software provides the following features:

•	Bridging of CEPS systems. The user can leverage its existing investment in its proprietary CEPS by bridging between CEPS workflow/ equipment and PDF workflow tools; and

•	Input, manually or via hot folder, of composite and pre-separated CT & LW, NCT & NLW, Tiff/IT, Tiff CT formatted files, and output, with the ability to preview a thumbnail, of composite and pre-separated DCS1 and DCS2 (Shira), EPS, or PDF 1.3 formatted files.

ShiraProofProTM

This software is used for efficient and automatic layout of multiple scatter images or composite pages on a single proof for the approval cycle before final printing. ShiraProofPro creates a composite layout file, which saves proofing material, for output by the proofing device that it directly drives. ShiraProofPro has the capability to perform load balancing for up to three output devices. ShiraProofPro provides the following features:

•	Produces a single PostScript file from different files from different sources;

•	Supports PostScript, PDF, and raster files on the same layout;

•	Automatic color mapping for spot colors (color other than the C,M,Y,K typically used in the printing process);

•	Mixed line screen rulings on the same output;

•	Input, manually or via hot folder, of composite PS, PDF, CT & LW, Tiff/IT, Pre-separated PS, CT & LW, EPS, JPEG (all CT types), TIFF, TIFF/IT, TIFF/IT-P1, Scitex Page, Linotype Hell, Crosfield, Dianippon Screen (DS) formatted files, and output, with the ability to preview thumbnail, of composite and pre-separated PS, or PDF 1.3 formatted files; and

•	Supported Output Devices include printers made by Hewlett Packard, Kodak, Iris Realist, Polaroid, Epson and Canon.

ShiraRIPTM

Shira’s Raster Image Processor, or RIP, converts or translates PostScript or PDF files into raster-based file formats, creating CT & LW, CT formatted files only, and TIFF/IT formatted files with related page or job assign files. ShiraRIP is a core component of Xpressi. ShiraRIP provides the following functions:

•	Supports OPI, an image swapping function in which low resolution images are swapped with high resolution images at RIP to reduce heavy network traffic, Server versions 1.3 and 2.0;

•	NLW Output (new LW with over 255 colors);

•	Supports Multi-page document; and

•	Input of composite EPS, DCS2, PostScript Level 3, PDF 1.3 & 1.4, pre-separated PostScript Level 3 and EPS and DCS1 & DCS2 (Shira), OPI formatted files and Scitex APR image replacement standards, and output of CT & LW, TIFF/IT, TIFF/IT-P1, TIFF/IT-P2, JPEG formatted files in all CT modes.

TiffUs/ TIFF Assembler (Creo OEM)

This product is a layout assembly application for the creation of composite 1-bit TIFF files, typically used for output to flexographic plates used in the package printing process. It enables efficient and automatic layout of multiple images. The software creates a composite layout file, which saves flexographic printing plate material.

•	Produces single TIFF bitmap layout file from different files from different sources;

•	Mixed line screen rulings on the same output (very unique feature); and

•	Input, manually or via hot folder, of TIFF bitmap files, and output of TIFF G4 formatted files.

XpressiTM Solution

Shira’s Xpressi is a family of products that comprise an automated, network-based collaborative raster and PDF workflow management solution that enables remote prepress production in a highly integrated manner. Xpressi combines and integrates the core technologies and translation engines developed by Shira over the past 15 years, including Shira’s Classic products. Xpressi provides a server-based solution that is used to submit files and jobs into an automated and managed workflow production process and is designed to lower the costs of the prepress process by saving operator time needed for intervention. The key features of Xpressi include:

•	File and Job Submission;

•	Workflow Automation utilizing core Shira technology, including modules and engines;

•	Management of Users, Accounts, Jobs and Process attributes;

•	Collaboration and Approval functions allowing users to approve or reject their jobs at any point in the process, as well as to submit notes and comments regarding changes in the jobs that users wish to make;

•	E-mail notification, Job Information and Database Reports to users of status of commencing and completing functions in the process; and

•	Input of virtually any standard file format including PostScript, TIFF/IT, PDF, PDF/X, and DCS 1 and 2, and output all types of CT & LW, TIFF/IT, TIFF/IT-P1, TIFF/IT-P2, JPEG and JPEG 2000 formatted files in all CT modes.

Customers

Shira sells its software products to commercial and digital printers, prepress and repro tradeshops, publishers, service bureaus, quick printers, advertisement and design agencies, and OEMs. Shira sells its products based on individual purchase orders. Shira’s customers are not obligated by long-term contracts to purchase its systems. Its customers can generally cancel or reschedule orders upon short notice and can discontinue using Shira’s products at any time.

A relatively small number of customers have accounted for a large percentage of Shira’s revenues. In the second half of 2002, Creo accounted for approximately 42% of Shira’s revenues; and Aprion Digital Ltd. accounted for approximately 27% of Shira’s revenues. Shira may continue to depend on a limited number of customers for a substantial portion of its revenues in the near future.

Research and Development

Shira’s research and development efforts are focused on advancing and developing software applications designed to maximize workflow management productivity. Shira continues to work to develop and enhance the features and functionality of its Xpressi and Classic products, including in the areas of data management applications and tools, users and workflow operations, automation, PDF preprint production operations, and security features.

Shira’s research and development expenditures for the six months ended December 31, 2002 (the period immediately after which Vyyo acquired Shira) were $654,000. Shira believes that the development of new features and products is essential to its ability to compete and be successful. Shira expects its investment in research and development activities will continue at a similar level in 2003. Despite these efforts, Shira may be unable to develop new products and features to meet the demands of the rapidly evolving graphic arts market.

Sales and Marketing

Shira sells its products through its direct sales force in North America, and through third party dealer networks in Latin America. Shira is also seeking dealer networks for the sale of its products in Europe. In addition, Shira is working to establish strategic relationships with OEMs, who would bundle and sell Shira’s applications with their own hardware and software products. Shira promotes its products through direct mail and e-mail campaigns, articles in various graphic arts publications, presentations at seminars and lectures, trade shows, and public relations efforts.

Competition

Shira faces intense competition from several vendors of prepress software products, integrators of business enterprise systems, manufacturers of prepress systems, and other companies in the graphics arts industry. The graphic arts industry is characterized by a high level of competition, rapid changes in technology and frequent new product introductions. Shira must continue to develop and introduce new products and features that address the evolving requirements of its customers, to remain competitive in this environment. The main competitive factors affecting Shira’s market are:

•	product features such as scalability, functionality, ability to work with customers’ proprietary workflow systems, and ease of use;

•	product reputation;

•	pricing of Shira’s and others’ products;

•	product reliability; and

•	sales and marketing efforts, technical support and service.

Shira’s sales of its products in 2002 were not significant, and Shira may not be successful in competing in this environment.

Shira’s competitors include other vendors of prepress workflow management software products, integrators of business enterprise systems, and copier and printer manufacturers that offer internally developed workflow software products and solutions which eliminate the need for Shira’s products and limit Shira’s markets. Shira’s primary competitors include Creo IL, Ltd., Electronics For Imaging, Inc., Dalim Software, Heidelberg Druckmaschinen AG, Rampage, Artwork Systems Group N.V., OneVision Software AG, Global Graphics (Harlequin Ltd.), Adobe Systems Incorporated, Fuji (myfuji.com), and Agfa Gevaert N.V. Many of Shira’s competitors have substantially greater financial, technical, distribution, marketing, research and development, and other resources than does Shira. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with potential customers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Shira works to compete through, among other things, its continuing efforts to develop and advance its technology, product reliability, name recognition, and customer loyalty and personal relationships in the graphics arts industry. Shira may not be able to continue to develop its products and technology to meet the changing needs of the market, or to compete effectively against the numerous other competitors in the industry. Shira’s inability to compete would have a material adverse effect on its business, results of operations, and financial condition.

Government Regulation

Shira is subject to export control laws and regulations with respect to its products and technology. Shira is subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by it, which would result in additional compliance burdens and could impair the enforceability of its contract rights.

Intellectual Property

Shira has three issued patents and one patent application pending in the United States. It relies on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect its proprietary rights, each of which is important to Shira’s business.

Shira’s success depends in part on its ability to protect its proprietary technologies. Shira’s pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of Shira’s products or design around its patents, and the patents may not provide Shira with competitive advantages. Further, patents held by third parties may prevent the commercialization of products incorporating Shira’s technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of Shira’s pending or future patents. Shira also believes that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws, may be more limited than that provided under United States patents and intellectual property laws. Litigation, which could result in substantial costs and diversion of effort by Shira, may also be necessary to enforce any patents issued or licensed to Shira or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm Shira’s business.

Shira also relies on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with its employees, advisors and consultants and non-disclosure agreements with certain of its suppliers and distributors. These agreements may be breached, Shira may not have adequate remedies for any breach or Shira’s unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect Shira’s products or intellectual property rights to the same extent as do the laws of the United States.

From time to time, third parties, including Shira’s competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to Shira. Such third parties may pursue litigation with respect to these claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to Shira’s products that could arise in the future, Shira could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against Shira could significantly harm Shira’s business, operating results and financial condition.

Employees

As of December 31, 2002, Shira had 37 employees, of whom 23 were employed in Israel and 14 were employed in the United States or other locations. Of these employees, 17 were principally dedicated to research and development, 16 were dedicated to sales, marketing and customer support and one was involved in manufacturing and operations. None of Shira’s U.S. employees is represented by a union.

Shira is subject to Israeli labor laws and regulations with respect to its Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

Shira and its Israeli employees are subject to provisions of certain collective bargaining agreements, by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern wages, cost of living expenses and other conditions of employment. Shira provides its Israeli employees with benefits and working conditions above the required minimums. Shira’s Israeli employees are not represented by a labor union. Shira has not experienced any work stoppages.

Item 2. Properties

We are headquartered in Cupertino, California, where we lease approximately 18,500 square feet of commercial space. Our lease for these facilities expires in October 2003. These facilities are used for executive office space, including sales and marketing, finance and administration, and technical customer support. We also lease approximately 30,000 square feet of commercial space in Jerusalem, Israel under a term lease that expires on December 31, 2003, subject to a five-year extension at our option. These facilities are used for research and development activities and for product assembly and testing.

Our subsidiary, Shira Computers Ltd., leases approximately 2,997 square feet of commercial space in Kfar Saba, Israel under a term lease that expires on July 31, 2003, subject to one four-year extension at Shira’s option. Shira also leases approximately an additional 3,229 square feet of commercial space in Kfar Saba, Israel under a month to month lease arrangement. These facilities are used for research and development activities and for product testing.

Item 3. Legal Proceedings

In 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against our subsidiary, Vyyo Ltd., and us in the Jerusalem, Israel, District Court, alleging that Vyyo Ltd. and we breached obligations under a lease agreement and an amendment thereto between Vyyo Ltd. and Har Hotzvim. The complaint sought damages in the amount of NIS 10 million, or approximately $2.2 million; however, this amount was claimed for purposes of court fees, and the actual amount sought in Har Hotzvim’s statement of claim was NIS 37 million, or approximately $8.2 million (the “Har Hotzvim Claim”). In connection with this dispute, Vyyo Ltd. also filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constituted a breach of its obligations under the lease agreement. The court was requested to order Har Hotzvim to reimburse Vyyo Ltd. for its expenses in complying with the lease agreement in an aggregate amount of approximately NIS 8.7 million (the “Vyyo Ltd. Claim”).

On January 29, 2003, Har Hotzvim, Vyyo Ltd., and Vyyo Inc. entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the parties agreed to dismiss the Har Hotzvim Claim and the Vyyo Ltd. Claim in exchange for a payment by Vyyo Ltd. to Har Hotzvim of $1.8 million. Each of Har Hotzvim, Vyyo Ltd. and Vyyo Inc. waived all claims against each other in connection with this matter. On February 2, 2003, the District Court of Jerusalem approved and validated the Settlement Agreement.

We and Shira are also involved from time to time in litigation incidental to the ordinary course of our business activities. While the results of such litigation cannot be predicted with certainty, based on our current understanding of the facts, we do not believe that the final resolution of such matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “VYYO” since our initial public offering on April 5, 2000. The following table presents the high and low sales prices for our common stock in each quarter of 2001 and 2002, as reported by the Nasdaq National Market (taking into account the one-for-three reverse split of Vyyo’s common stock effected in August 2002):

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2002
First Quarter	$5.25	$3.36
Second Quarter	$3.90	$2.34
Third Quarter	$2.76	$1.65
Fourth Quarter	$2.95	$2.19
Year Ended December 31, 2001
First Quarter	$41.64	$5.64
Second Quarter	$6.75	$3.39
Third Quarter	$4.44	$1.98
Fourth Quarter	$4.92	$2.04

On February 7, 2003, the closing price of our common stock as reported on the Nasdaq National Market was $2.46 per share. As of February 7, 2003, there were approximately 110 holders of record of our common stock, which we believe represents approximately 5,000 beneficial holders.

Dividend Policy. We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Through our subsidiaries, Vyyo Ltd. and Shira Computers Ltd., we participate in the “alternative benefits program” under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If Vyyo Ltd. or Shira Computers Ltd. distributes a cash dividend to Vyyo Inc. from income which is tax exempt, other than in the complete liquidation of Vyyo Ltd. or Shira, as the case may be, it would be taxed at the corporate rate applicable to such income (currently between 10% to 25%).

Securities authorized for issuance under equity compensation plans. The following chart sets forth certain information as of December 31, 2002, with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,352,589	$4.87 per share	2,624,706

Equity compensation plans not approved by security holders	None	None	None

Total	2,352,589	$4.87 per share	2,624,706

Recent sales of unregistered securities and use of proceeds from sales of registered securities.

On May 14, 2002, Vyyo Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shira Computers Ltd., an Israeli privately held company (“Shira”), and certain of the shareholders of Shira, providing for the purchase by Vyyo of all of the outstanding ordinary shares of Shira, for an aggregate of 166,667 shares of Vyyo’s common stock. On July 30, 2002, Vyyo issued approximately 166,062 shares of Vyyo common stock to the Shira stockholders in the consummation of the Exchange Agreement. On December 5, 2002, Vyyo issued an additional 604 shares of Vyyo common stock to two Shira shareholders who did not sign the Exchange Agreement, pursuant to Israeli law. On the closing date, the Vyyo shares of common stock issued in the transaction had a value of approximately $423,500, based on the closing price of Vyyo’s common stock on July 30, 2002 of $2.55 per share. The issuances of the Vyyo shares of common stock pursuant to the Exchange Agreement were exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) of the Act, Regulation D promulgated under the Act, and/or Regulation S promulgated under the Act. Each of the Shira stockholders acquiring Vyyo common stock shares under the Exchange Agreement represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in the transaction.

On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the Securities and Exchange Commission on April 3, 2000. The initial public offering price was $40.50 per share (taking into account the 1-for-3 reverse stock split effected in August 2002) for an aggregate initial public offering of $104.8 million. After deducting the underwriting discounts and commissions of $7.3 million and the offering expenses of approximately $2.6 million, the net proceeds to us from the offering were approximately $94.9 million.

From April 3, 2000, until December 31, 2002, we used approximately $6.2 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $53.9 million of the net offering proceeds for working capital.

On September 19, 2000, we completed an underwritten public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the Commission on September 13, 2000. The public offering price was $94.688 per share (taking into account the 1-for-3 reverse stock split effected in August 2002) for an aggregate public offering price of the shares we sold of $55.2 million. After deducting the underwriting discounts and commissions of $2.9 million and the offering expenses of approximately $1.0 million, the net proceeds to us from the offering were approximately $51.3 million.

From September 13, 2000, until December 31, 2002, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 6. Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues:
Fixed broadband wireless	$4,577	$8,205	$15,378	$4,230	$2,449
Software products	213

Total net revenues	4,790	8,205	15,378	4,230	2,449

Cost of revenues:
Fixed broadband wireless	590	15,406	11,235	4,316	2,568
Software products	576

Total cost of revenues	1,166	15,406	11,235	4,316	2,568

Gross profit (loss)	3,624	(7,201)	4,143	(86)	(119)
Operating expenses:
Research and development	4,574	15,027	17,586	3,778	3,252
Sales and marketing	4,398	8,325	12,108	2,272	2,413
General and administrative	6,280	11,150	14,385	11,048	1,363
Restructuring charges	(303)	12,827	—	—	—
Impairment of goodwill	400

Total operating expenses	15,349	47,329	44,079	17,098	7,028

Operating loss	(11,725)	(54,530)	(39,936)	(17,184)	(7,147)
Charge for amended financing arrangements	—	—	—	(25,700)	—
Interest and other income (expense), net	2,492	5,527	4,704	(717)	(524)

Net loss	$(9,233)	$(49,003)	$(35,232)	$(43,601)	$(7,671)

Net loss per share (basic and diluted)	$(0.75)	$(3.99)	$(3.24)	$(16.20)	$(16.29)

Shares used in net loss per share (basic and diluted)	12,331	12,254	10,867	2,693	471

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$72,315	$84,069	$127,905	$5,036	$131
Working capital (deficiency)	64,361	75,904	123,596	210	(10,581)
Total assets	77,636	88,040	143,167	8,363	3,380
Total shareholders’ equity (net capital deficiency)	68,769	77,852	127,580	1,305	(9,571)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2002 consolidated financial statements and accompanying notes appearing elsewhere in this annual report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn that has continued throughout 2002 and to the present. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2002. In this environment, in 2001 we determined that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at the end of 2002. These decreases reduced our research and development expenses and our sales and marketing expenses to minimum levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. Since we have reduced our sales and marketing workforce, we may be unable effectively to sell and market our products without substantially increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market if and when it returns. Our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

While we are continuing to operate our traditional wireless business, we are also actively exploring a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current fixed wireless broadband technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal. In addition to our acquisition in July 2002 of Shira Computers Ltd. (“Shira”), a provider of software products for the prepress and publishing markets, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $9.2 million for the year ended December 31, 2002. As of December 31, 2002, our accumulated deficit was approximately $159.6 million.

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

On May 14, 2002, Vyyo entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets. This transaction allows Vyyo to diversify its business by adding a different field of operation to its fixed wireless broadband operations. Shira employed 37 employees as of December 31, 2002, and develops and provides digital prepress workflow solutions. Shira’s solution automates the prepress production process and facilitates efficient collaboration between customers and printers/tradeshops.

The Share Exchange Agreement with Shira and the shareholders of Shira provided for the acquisition of all of the outstanding ordinary shares of Shira, for an aggregate of 166,667 shares of Vyyo’s common stock (after taking into account the 1-for-3 reverse stock split), which were issued on July 30, 2002. Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of Vyyo and a significant stockholder of Vyyo, owned an aggregate of 50% of Shira’s ordinary shares immediately prior to closing of the transaction and received 83,499 of Vyyo’s shares in the transaction. This transaction allows us to diversify our business by adding a different field of operation to our fixed broadband wireless operations.

The purchase price consists of shares of the our common stock, which are valued at approximately $540,000, based on the Vyyo’s average share price of $3.24, which was determined based on the closing price from May 10, 2002 to May 16, 2002, which includes two trading days prior to and two trading days subsequent to the public announcement of the acquisition, and $60,000 of direct acquisition costs. The 83,499 shares acquired by the entities affiliated with Mr. Gilo had a value of approximately $270,537, based on this average share price.

The acquisition was accounted for using the purchase method under SFAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill which is related to Software Products is not amortized and will be tested for impairment at least annually. The results of Shira’s operations are consolidated from July 1, 2002.

The following is a summary of the total purchase price as of the acquisition date (in thousands):

Value of the Company’s shares	$540
Acquisition costs	60

Total purchase price	$600

Current assets	$134
Property and equipment	247
Identifiable intangible assets	3,091
Goodwill	820
Current liabilities	(3,692)

$600

Identifiable intangible assets are amortized over a period of three years. Amortization of identifiable intangible assets acquired was $517,000, of which the accumulated amortization of acquired technology was $457,000 and customer list was $60,000, for the six months beginning July 1, 2002 and ending December 31, 2002. The amortization of identifiable intangible assets acquired is included in the cost of revenues.

Future amortization expenses of identifiable intangible assets on a fiscal year basis are as follows:

December 31, 2002
In thousands
2003	$1,030
2004	1,030
2005	514

$2,574

We performed an annual testing for impairment, based on Shira’s valuation as of December 31, 2002. The valuation method was based on Shira’s future cashflow discounted to their present value using a capitalization rate, which is appropriate to Shira’s characteristics and risks. The impairment test resulted in an impairment charge of $400,000, related to the goodwill recorded upon Shira’s acquisition. The decrease in Shira’s valuation is attributed mainly to the continuing slowdown in the US economy, which prevented Shira from meeting its expected sales forecast and caused delays in Shira’s penetration of the market. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

In thousands
Goodwill at acquisition date	$820
Impairment loss	(400)

Balance as of December 31, 2002	$420

The following unaudited pro forma combined information presents a summary of the results of the operations of Vyyo and Shira as if the acquisition had occurred at January 1, 2002 and 2001, respectively. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2002 and 2001, nor is it necessarily indicative of future results.

	Year ended December 31
	2002	2001
	in thousands, except per share amounts
Net revenues	$4,909	$10,636

Operating loss	$(12,843)	$(57,114)

Net loss	$(10,927)	$(50,918)

Net loss per share—Basic and diluted	$(0.84)	$(4.10)

Weighted average number of common shares outstanding—Basic and diluted	12,428	12,421

Net revenues from fixed broadband wireless include product revenues and technology developments or license revenues. Net revenues are derived from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators, and in 2001 net revenues were also derived from system integration products and services provided to telecommunications service providers. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Technology development revenues are related to best efforts arrangements with customers and license revenue for developed technology. Due to technology risk factors, the costs of the technology development efforts are expensed when incurred and revenues are recognized when the applicable customer milestones are met, including deliverables, but not in excess of the estimated amount that would be recognized using the percentage-of-completion method. As for license revenues, the costs are expensed when incurred and revenues are recognized when the licensed technology is delivered.

Net revenues from software products are comprised of software products and software license fees. Revenue allocated to software products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable.

We provide for warranty costs at the same time as the revenue is recognized. The annual provision is calculated as a percentage of the sales, based on historical experience.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumption and conditions.

Our significant accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2002. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Inventory Valuation. In 2001, due to the dramatic slowdown in the telecommunications sector and the economy in general, we recorded a write-down of excess inventory and purchase commitments of $8.45 million. Our estimate was based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. In 2002, inventory that was previously written down to zero by taking a charge of $1.1 million was sold for the amount of $1.2 million.

Restructuring expenses. In 2001, we implemented a restructuring program that resulted in a reduction in force of approximately 75% of our employees and in excess facilities and equipment, and accordingly, we recorded a charge of $12.8 million. In 2002, we reversed an amount of $151,000 associated with employee severance and related benefits. The remaining restructuring liability balance to be utilized relates to our obligations under the settlement agreement with Har Hotzvim and our anticipated loss under a noncancelable lease agreement until it expires at the end of 2003.

Legal proceedings. In 2001, we recorded a provision under charge for restructuring for a contingency related to the dispute with Har Hotzvim as described in the notes to the financial statements and elsewhere in this report. On January 29, 2003, Har Hotzvim and Vyyo entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to dismiss Har Hotzvim’s claims against Vyyo Ltd. and Vyyo Inc. and Vyyo Ltd.’s claims against Har Hotzvim, for a payment of $1.8 million by Vyyo to Har Hotzvim. Har Hotzvim and Vyyo waived any and all claims against each other in connection with this dispute. On February 2, 2003, the District Court of Jerusalem approved and validated the Settlement Agreement. The provision included under restructuring liabilities is sufficient to cover the agreed amount under the Settlement Agreement.

Valuation of Identifiable Intangible Assets and Goodwill. Upon the acquisition of Shira, we recorded identifiable intangible assets of $3,091,000 and goodwill of $820,000. We amortize the identifiable assets over a period of three years. We periodically assess identifiable intangible assets and goodwill for recoverability through the estimated future cash flows resulting from the use of the assets. Our assessment for recoverability, based on Shira’s valuation as of December 31, 2002, resulted in an impairment charge of $400,000 related to the goodwill recorded upon the acquisition in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Products Warranty. We accrue for estimated sales returns and exchanges and product warranty costs upon recognition of product revenues. The annual provision is calculated as a percentage of the sales based on historical experience according to the obligations to customers. In 2001, our revenues also derived from system integration products and services in connection with which we sold third party products, and accordingly we assumed additional warranty obligations. In 2002, we recorded a $1.1 million decrease in the warranty costs under cost of revenues as a result of warranty expirations for certain customers and due to the dramatic decrease in product revenues, as no new material warranty obligations were created.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

Net revenues decreased by 42% in 2002 from 2001 and by 47% in 2001 from 2000, to $4.8 million in 2002 from $8.2 million in 2001 and from $15.4 million in 2000. Net revenues in 2002 included $213,000 from Software Products. Net revenues in 2002 include revenues of $510,000 from the settlement of a dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999. The decrease in revenues in 2002 and 2001 primarily reflects a slowdown in the global economy and the telecommunications industry, reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced the ability of our potential customers to secure financing and purchase equipment. We began commercial shipments of our first-generation broadband wireless access system in the first quarter of 1999, and we began commercial shipments of our second-generation DOCSIS-based wireless access system in the fourth quarter of 1999. Technology development and licensing revenues were less than 10% of revenues in 2000. There were no technology development or licensing revenues for the year ended December 31, 2001. Net revenues in 2002 include revenues of approximately $1.2 million from sales of inventory that was previously written down to $0 in 2001.

In 2002, 66% of our revenues were derived from customers in North America and 34% from customers outside of North America. Of the revenues derived from customers outside of North America, 73% were from China. In 2001, 84% of our revenues were derived from customers in North America and 16% from customers outside of North America. In 2000, 82% of our revenues were derived from customers in North America and 18% from customers outside of North America.

Our revenues are concentrated among relatively few customers.

	2002	2001	2000
Dalager Engineering Inc.	25%	8%	—
Wuhan Research Institute of Posts and Telecommunication	22%	9%	—
Andrew Corporation	12%	1%	—
WorldCom Broadband Solutions, Inc.	3%	57%	—
ADC Telecommunications	—	5%	33%
Convergence Communications	—	1%	10%
Nortel Networks	—	—	22%
Other Customer *	11%	—	4%

* Includes in 2002, revenues from the settlement of a dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

Cost of Revenues.

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products. Cost of revenues decreased to $1.2 million in 2002 from $15.4 million in 2001, and increased to $15.4 million in 2001 from $11.2 million in 2000. Cost of revenues included charges for stock compensation of $0 in 2002, $202,000 in 2001 and $600,000 in 2000. Cost of revenues excluding charges for stock compensation decreased to $1.2 million in 2002 from $15.2 million in 2001, and increased to $15.2 million in 2001 from $10.6 million in 2000. Cost of revenues in 2002 included approximately $576,000 from Software Products (including amortization of identifiable tangible assets acquired of $517,000). The decrease in cost of revenues and the increase in the gross margin in 2002 was attributable primarily to: (1) decrease of the warranty liability by $1.1 million as a result of warranty expiration for certain customers and due to the decrease in revenues, (2) charges in 2001 of approximately $8.5 million for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders for and sales of our products, and (3) deducting $1.1 million from the cost of revenues in 2002, for sales of inventories that were previously written down to $0 in 2001. The decrease in cost of revenues in 2002 was partially offset by the cost of goods from Software Products and by amortization of identifiable intangible assets. The increase in cost of revenues and the negative gross margin in 2001 was attributable primarily to charges of approximately $8.5 million for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders for and sales of our products. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers. In 2001, we purchased from ADC Telecommunications, a holder of approximately 7% of our outstanding common stock, products and components in the amount of $2.1 million.

We participated in several Israeli government research and development incentive programs under which we received research and development participation of approximately $7.7 million. We are obligated to pay royalties at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts of 100% or 150% of the funded amount. As of December 31, 2002, we had repaid or provided for the repayment of grants amounting to $2.1 million.

Research and Development Expenses.

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facility in Jerusalem, Israel, and our software research and development activities in Shira are carried out in our facility in Kfar Saba, Israel. These expenses are charged to operations as incurred. Grants received from the office of the Chief Scientist at the Ministry of Industry and Trade in Israel are deducted from research and development expenses. Our research and development expenses decreased to $4.6 million in 2002 from $15 million in 2001, and decreased to $15 million in 2001 from $17.6 million in 2000. Research and development expenses included charges for stock compensation of $120,000 in 2002, $1.3 million in 2001 and $4.5 million in 2000. Research and development expenses excluding charge for stock compensation decreased in 2002 to $4.5 million form $13.7 million in 2001 and increased in 2001 to $13.7 million from $13.1 million in 2000. Research and Development expenses included approximately $654,000 from Software Products in 2002.

The decrease in expenses in 2002 was due to the significant reductions in our workforce effected in the second and third quarters of 2001. The increase in expenses in 2001 was due to increased levels of activities and related costs of personnel through the first quarter of 2001, a one-time charge in 2001, and related costs of facilities. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market.

Sales and Marketing Expenses.

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses decreased to $4.4 million in 2002 from $8.3 million in 2001, and to $8.3 million in 2001 from $12.1 million in 2000. Sales and marketing expenses included charges for stock compensation of $74,000 in 2002, $733,000 in 2001 and $3.9 million in 2000. Sales and marketing expenses excluding charges for stock compensation decreased to $4.3 million in 2002 from $7.6 million in 2001, and to $7.6 million in 2001 from $8.2 million in 2000. Sales and marketing expenses include approximately $1 million from Software Products in 2002. The decrease in sales and marketing expenses in each of these years was primarily due to changes in the number of sales and marketing personnel and the level of trade show and other promotional activities. In 2002 and 2001, we reduced our expenses in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our sales and marketing workforce in the first quarter of 2002 and in the second and third quarters of 2001. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000.

General and Administrative Expenses.

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses decreased to $6.3 million in 2002 from $11.1 million in 2001, and to $11.1 million in 2001 from $14.4 million in 2000. General and administrative included charges for stock compensation of $771,000 in 2002, $4 million in 2001 and $5.6 million in 2000. General and administrative expenses excluding charges for stock compensation decreased to $5.5 million in 2002 from $7.1 million in 2001, and to $7.1 million in 2001 from $8.8 million in 2000. General and administrative expenses included approximately $206,000 from Software Products in 2002. The decrease in 2002 and 2001 in general and administrative expenses was primarily due to reduction in compensation related expenses and reductions in our workforce in the second and third quarters of 2001. The decrease was partially offset by an increase in directors’ and officers’ insurance costs and a one-time charge of approximately $463,000 for severance. General and administrative expenses also included expenses of $583,000 for 2002, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and his wife are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. At the instruction of Harmony Management, the hourly rate charged by the management company for these charters was substantially less than the standard rate charged by the management company for similar charters to other unaffiliated parties.

Restructuring Charges.

In 2002, we recognized income of $303,000 due to an adjustment of $151,000 of the restructuring liability and due to stock compensation income of $152,000 attributed to a stock option variable plan accounting. In addition to this adjustment, in 2002, we also utilized $550,000 from the restructuring expenses that were accrued in 2001. In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million. These charges are related to excess facilities, abandoned equipment, employees’ severance and other, related benefits and charges for stock compensation. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. The excess facilities costs consist of rental payments for unused premises under current agreements and costs associated with the abandonment of facilities, including lease payments and leasehold improvements invested in these premises and costs associated with the related legal claim against us. The restructuring charge and its utilization are summarized as follows as of December 31, 2002:

	Cumulative restructuring charge	Utilized	To be utilized	Utilized	Reversal	To be utilized
	2001			2002
	In thousands
Facilities	$4,913	$2,548	$2,365	$251		$2,114
Equipment	2,616	2,616	—	—		—
Employees severance and other related benefits	5,298	4,848	450	299	$151	—

	$12,827	$10,012	$2,815	$550	$151	$2,114

In February 2003, $1.8 million of the remaining restructuring liability was utilized upon the settlement with Har Hotzvim.

Interest Income, Net.

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses offset by interest expense related to bank loans and convertible notes. Net interest income was $2.5 million in 2002, $5.5 million in 2001 and $4.7 million in 2000, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances and reduced interest rates in financial markets.

Income Taxes.

As of December 31, 2002, we had approximately $70 million of Israeli net operating loss carryforwards from our Israeli subsidiaries, $4.7 million of United States federal net operating loss carryforwards, and $4.3 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2022. The state net operating loss carryforwards expire in various amounts between the years 2004 and 2007. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Charge for Stock Compensation.

Charge for stock compensation, which is allocated to cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and restructuring charges, represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charge related to stock compensation was $813,000 in 2002 (including a charge of $291,000 associated with separation agreements with two of our employees less a decrease in compensation of $152,000 related to a variable accounting plan in the first quarter of 2002), $7.4 million in 2001 (including a charge of $1.2 million associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring cost) and $14.6 million in 2000.

Interim Financial Statements

The following table presents unaudited quarterly financial information for each of the four quarters in the year ended December 31, 2002. You should read this information in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this annual report.

	Quarter Ended
	December 31 2002	September 30 2002	June 30 2002	March 31 2002
	(in thousands, except per share data)
Statements of operations data:
Net revenues	$875	$926	$1,174	$1,815
Gross profit	1,083	729	901	911
Operating loss	(3,753)	(2,860)	(2,375)	(2,737)
Net loss	(3,346)	(2,361)	(1,690)	(1,836)
Net loss per share (basic and diluted)	$(0.27)	$(0.19)	$(0.14)	$(0.15)
Shares used in net loss per share (basic and diluted)	12,458	12,395	12,261	12,236

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through equity sales and borrowings from stockholders and banks. We raised approximately $11.7 million in 1999 in convertible debt from stockholders and equity. We raised approximately $147.7 million in 2000 from the issuance of common stock, most of which was raised in our initial public offering in April 2000 and our follow-on offering in September 2000. As of December 31, 2002, we had $72.3 million of cash, cash equivalents and short-term investments.

In 2002, cash used in operations was $9.6 million, comprised of our net loss of $9.2 million offset by depreciation, amortization, charge for goodwill impairment and a non-cash charge for stock compensation amounting to $2.7 million and net changes in working capital of $3 million. Within working capital, our inventories, accounts receivable and other current assets decreased by $614,000, $481,000 and $111,000, respectively, our accounts payable and our accrued liabilities decreased by $130,000 and $3.4 million, respectively, and our restructuring liability decreased by an aggregate of $701,000. In 2001, cash used in operations was $33.2 million, comprised of our net loss of $49 million offset by depreciation and a non-cash charge for stock compensation amounting to $12 million and net changes in working capital of $3.9 million. Within working capital, our inventories, accounts receivable and other current assets decreased by $5.3 million, $2.2 million and $1.8 million, respectively, our accounts payable and our accrued liabilities decreased by $5.4 million and $2.8 million, respectively, and our restructure liability increased by an aggregate of $2.8 million. In 2000, cash used in operations was $17.6 million, comprised of our net loss of $35.2 million offset by depreciation and non-cash charge for stock compensation amounting to $15.8 million and net changes in working capital of $1.9 million. Within working capital, our inventories, accounts receivable and other current assets increased by $4.9 million, $2.3 million and $1.9 million, respectively, and our accounts payable and accrued liabilities increased by an aggregate of $11.5 million. We have made investments in property and equipment of approximately $6.8 million from 2000 through December 31, 2002.

On December 21, 2000, we announced a stock repurchase program of up to 1,333,333 shares subject to market conditions and at the discretion of management. As of December 31, 2002, through open market transactions, we repurchased 557,800 shares under the repurchase program for a total of $11.4 million. We did not repurchase any shares under the repurchase program in 2002. Our liquidity will be impacted to some extent by the amount of share repurchases, if any, made under the repurchase program in the future.

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

Effective Corporate Tax Rates

Our tax rate will reflect a mix of the United States federal and state tax on our United States income and Israeli tax on non-exempt income. Our Israeli subsidiaries have been granted “approved enterprise” status for several investment programs. These programs entitled the Israeli subsidiaries to tax exemption periods from two to six years on undistributed earnings commencing in the year in which they attain taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income. As of December 31, 2002, the tax benefits periods have not yet commenced, as we have not yet utilized our operating loss carryforwards. The entitlement to these benefits is conditional upon fulfilling the conditions stipulated by the Investment Law, regulations published thereunder, and the instruments of approval for the specific investments in approved enterprises. In the event of a failure to comply with these conditions, the benefits may be cancelled and we may be required to refund the amount of the benefits, in whole or in part, with the addition of inflation adjustment differences and interest. If the Israeli subsidiaries distribute a cash dividend to the parent company from income that is tax exempt, they will be taxed to a corporate rate applicable to such income (between 10% to 25%, depending on the extent of the foreign ownership in the Israeli subsidiaries). We intend to reinvest the amounts of tax exempt income and we do not intend to cause distribution of such dividend.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition and initial measurement of the liability. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the company). We do not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Connections” (“SFAS 145”). Among other amendments and rescissions, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless such gains and losses meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 is partially effective for transactions occurring after May 15, 2002 and partially effective for fiscal years beginning after May 15, 2002. We do not believe that the adoption of SFAS 145 will have any material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred.

Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of the commitment to an exit plan. SFAS 146 states that a commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. It also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of the abovementioned standards to have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue accounting for employee stock option plans according to APB No. 25, and we adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are already included in these financial statements, however, the initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under this FIN entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. The FIN explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. The FIN is effective as follows: for variable interests in variable interest entities created after January 31, 2003 the FIN shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of this FIN to have a material effect on our consolidated financial statements.

Risk Factors

We may not be successful in selling our business or acquiring new businesses on favorable terms, or at all.

While we are continuing to operate our traditional wireless business, we are also actively exploring a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our fixed broadband wireless access technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal. In addition to our recent acquisition of Shira, we also continue to explore alternatives relating to the licensing, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We and Shira each have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $9.2 million in 2002 and $49 million in 2001. As of December 31, 2002, our accumulated deficit was approximately $159.6 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase or if our gross margins do not increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

In addition, our subsidiary Shira incurred net losses of $1.3 million in 2002, and had an accumulated shareholder deficit as of December 31, 2002 of $5.1 million. We anticipate that Shira will continue to incur net losses for the foreseeable future.

If our subsidiary Shira fails to achieve significant market penetration and customer acceptance of its Xpressi product suite and other software products in the graphic arts and prepress industry, its prospects would be substantially harmed.

The graphics arts industry, and in particular the prepress industry, have experienced little or no growth in recent years. The industry is highly fragmented and many vendors operate in this market. In addition, customers and prospective customers of Shira and other vendors that have already invested in significant amounts of printing and prepress equipment and software may not be willing or able to upgrade printing systems or increase expenditures for printing or prepress, especially in the current slow global economy. These factors contribute to an environment characterized by intense competition, lower expenditures by customers and fewer sales opportunities for Shira. In 2002, Shira’s sales were minimal. Shira will be successful only if it is able to penetrate this market and substantially increase its market share in this industry. If Shira is unable to do so, its business would be harmed and its prospects significantly diminished.

Shira’s workflow product, Xpressi, is new and relatively unknown, and Shira may be unable to generate market acceptance of this product.

Shira’s recently introduced product, Xpressi, is an advanced workflow solution, and Shira’s business prospects depend in large part on the success of this product in the market. However, to date, Shira has only begun to install this product with customers, and there are therefore only a very limited number of references for this product with which prospective customers can inquire. In addition, the success of Xpressi will depend on its ability to function effectively on many different customers’ systems. Since Xpressi is new and currently installed with only a few customers, Shira may have difficulty in effectively integrating the product into customers’ systems such that the product functions properly with each customer’s system. In addition, the printing prepress market is conservative and slow to adopt new technologies and methodologies. Shira is also generally considered in the industry as a small company offering software shelf products rather than as a provider of integrated workflow solutions. As a result of these factors, Shira may be unable to convince customers to adopt this product. If Shira is unable to sell Xpressi on a large scale, Shira’s business and prospects would be substantially harmed.

Since we have significantly reduced our workforce and expenses, we may not be able to address successfully the telecommunications market if and when it recovers.

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2002. In this environment, in 2001 we determined that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 241 employees to 60 employees. During 2002, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at the end of 2002. As a result of these reductions, we have reduced our research and development expenses and our sales and marketing expenses to what we believe are minimum levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. Since we have reduced our sales and marketing workforce, we may be unable effectively to sell and market our products without substantially increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address the market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

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

In addition, commencing in 2001 and continuing through 2002 to the present, the market for telecommunications equipment significantly declined, which severely adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband wireless access equipment, does not improve and grow, our business would be substantially harmed.

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

A relatively small number of customers account for a large percentage of our revenues. In 2002, Dalager Engineering Inc. accounted for approximately 25% of our revenues (26% of our wireless revenues); Wuhan Research Institute of Posts and Telecommunication accounted for approximately 22% of our revenues (23% of our wireless revenues); Andrew Corporation accounted for approximately 12% of our revenues (13% of our wireless revenues); and other customer from a settlement dispute accounted for approximately 11% of our revenues (11% of our wireless revenues).

In 2001, WorldCom Broadband Solutions, Inc. accounted for approximately 57% of our revenues, and Wuhan Research Institute of Posts and Telecommunication accounted for approximately 9% of our revenues. We have not received any new significant orders from WorldCom since 2001, nor do we expect them to continue to deploy a significant number of cities in the foreseeable future. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. In addition, many of our customers are dependent on obtaining funding for their deployments. The continued inability of our customers to obtain such funding will adversely affect their deployments, which would adversely affect our business.

Conditions in Israel affect our operations and may limit our ability to produce and sell our systems, and a United States war against Iraq could disrupt our operations and harm our business.

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

We sell our wireless broadband access systems based on individual purchase orders. Our customers are generally not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results. Our new subsidiary Shira also sells its software products pursuant to individual purchase orders with little or no penalty for cancellation or rescheduling, and its customers are not obligated to purchase a minimum number of Shira’s products.

We may not be able to successfully operate Shira Computers Ltd. or integrate Shira or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We recently acquired Shira, a provider of software products for the prepress and publishing markets. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We have no experience in the printing and graphic arts industry, and we may therefore be unsuccessful in operating Shira as a profitable business. In addition, we may have difficulty integrating Shira’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Shira since its management is based on the East Coast of the United States. These difficulties may disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Shira or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alverion Inc., Wi-LAN Inc., Netro Corporation, Harris Corporation, REMEC, Inc. and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

We currently have relationships with two contract manufacturers for the manufacturing of our fixed broadband wireless systems, which are located in Israel. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal agreement or relationship with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we may therefore be required to find a manufacturer in the near future. Our inability to identify and enter into a relationship with a manufacturer for our modems would harm our business.

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

Sales outside of North America accounted for approximately 34% of our revenues in 2002 (sales to China in 2002 accounted for approximately 73% of our sales outside of North America) and approximately 16% of our revenues in 2001. We expect that international sales may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We expect that we may be subject to license offers and infringement claims from time to time. In this regard, in early 1999, and again in April 2000, we received written notices from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of 11 of Hybrid’s issued patents.

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

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Litigation, which could result in substantial costs and diversion of our efforts, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

A customer’s decision to purchase our fixed broadband wireless systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

We are subject to export control laws and regulations with respect to certain of our products and technology. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. We may not be able to renew our export licenses as necessary from time to time. In addition, we may be required to apply for additional licenses to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications and enhancements, or more stringent export control requirements could seriously harm our business.

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

In the past, we received grants from the government of Israel for the financing of a portion of our research and development expenditures for previous products in Israel. The regulations under which we received these grants restrict our ability to manufacture products or transfer technology outside of Israel for products developed with this technology. We believe that our current products are not based on Chief Scientist funded technology and therefore are not subject to this restriction.

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

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, and our President and Chief Operating Officer, Michael Corwin, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board, and Mr. Corwin previously served as an officer of DSP Group. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be deemed to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

Our management collectively own approximately 45% of our outstanding common stock. As a result,

these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $72.3 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of December 31, 2002

If market interest rates were to increase on December 31, 2002 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $85,000 or approximately 0.14% of the total portfolio (approximately 0.11% of total assets). Assuming that the average yield to maturity on our portfolio at December 31, 2002 remains constant throughout 2003 and assuming that our cash, cash equivalents and short-term investments balances at December 31, 2002 remain constant for the duration of 2003, interest income for 2003 would be approximately $2.4 million. Assuming a decline of 10% in the market interest rates at December 31, 2002, interest income for 2003 would be approximately $2.4 million in 2003, which represents a decrease in interest income of approximately $38,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the year ended December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash equivalents and available-for-sale securities at December 31, 2002, over the remaining contractual lives.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions “Election of Directors,” “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Information” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2003 annual meeting of stockholders.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Vyyo’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Vyyo’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Vyyo’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Vyyo (including its consolidated subsidiaries) required to be included in Vyyo’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Vyyo’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.7*	Employment Agreement with Davidi Gilo (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.8*

First Amendment to Employment Agreement with Davidi Gilo (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 6, 2001, and incorporated herein by reference).

10.9*	Amendment to Employment Agreement and Separation Agreement and Release with Stephen P. Pezzola (filed herewith).

10.10*

Employment Agreement with Menashe Shahar (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference).

10.11*	Amendment to Employment Agreement with Menashe Shahar (filed herewith).

10.12

Unprotected Lease Agreement, dated as of March 7, 1999 between Vyyo Ltd. and Ayalot Investments in Properties (Har Hotzvim) 1994 Ltd. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.13

Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.14

Net Office Lease, dated September 1997, by and between Cupertino City Center Buildings and Zen Research, Inc. (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 19, 2002, and incorporated herein by reference).

10.15

First Amendment to Net Office Lease, dated as of July 31, 2001, by and between Cupertino City Center Buildings, Zen Research, Inc., Zen Research plc, New Silicon Value, Inc., and the Registrant (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 19, 2002, and incorporated herein by reference).

10.16

8 th Floor Lease Assumption Agreement, dated as of September 1, 2001, by and between Zen Research, Inc., Zen Research plc, New Silicon Value, Inc. and the Registrant (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 19, 2002, and incorporated herein by reference).

10.17

Share Exchange Agreement, dated as of May 14, 2002, by and among Vyyo Inc., Shira Computers Ltd., The Gilo Family Partnership, L.P., Gilo Family Trust dated January 18, 1991, and the Shareholders of Shira Computers Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant

23.1	Consent of Kesselman & Kesselman, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chairman of the Board and Chief Executive Officer

Date: February 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Davidi Gilo Davidi Gilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 13, 2003

/s/ Arik Levi Arik Levi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2003

/s/ Lewis S. Broad Lewis S. Broad	Director	February 13, 2003

/s/ Neill H. Brownstein Neill H. Brownstein	Director	February 13, 2003

/s/ Avraham Fischer Avraham Fischer	Director	February 13, 2003

/s/ John P. Griffin John P. Griffin	Director	February 13, 2003

/s/ Samuel L. Kaplan Samuel L. Kaplan	Director	February 13, 2003

/s/ Alan L. Zimmerman Alan L. Zimmerman	Director	February 13, 2003

I, Davidi Gilo, certify that:

1. I have reviewed this annual report on Form 10-K of Vyyo Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer

I, Arik Levi, certify that:

1. I have reviewed this annual report on Form 10-K of Vyyo Inc. (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Arik Levi
Arik Levi, Chief Financial Officer

Vyyo Inc.

2002 Annual Report

Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors and Stockholders of

Vyyo Inc.

We have audited the accompanying consolidated balance sheets of Vyyo Inc. (hereafter—the Company) and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States and in Israel including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2001 the consolidated results of their operations, changes in stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Tel-Aviv, Israel	/s/ Kesselman & Kesselman CPAs (Isr)
February 13, 2003	A member of PricewaterhouseCoopers International Limited

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Vyyo Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Vyyo Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Jose, California

January 16, 2001

Vyyo Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2002	2001
Assets
CURRENT ASSETS:
Cash and cash equivalents	$15,071	$17,380
Short-term investments (note 2)	57,244	66,689
Accounts receivable, net of allowance for doubtful accounts of $280 and $285 in 2002 and 2001, respectively	297	729
Inventories (note 3)	79	693
Other	537	601

Total current assets	73,228	86,092

PROPERTY AND EQUIPMENT, net (note 4)	1,414	1,948
GOODWILL (note 5)	420
IDENTIFIABLE INTANGIBLE ASSETS (note 5)	2,574

Total assets	$77,636	$88,040

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$965	$827
Accrued liabilities (note 6)	5,788	6,546
Accrued restructuring liability (note 6)	2,114	2,815

Total current liabilities	8,867	10,188

COMMITMENTS AND CONTINGENCIES (note 8)

STOCKHOLDERS’ EQUITY (note 9):
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 12,545,036 and 12,264,140 shares issued and outstanding at December 31, 2002 and 2001, respectively *	229,115	228,122
Notes receivable from stockholders	(1,037)
Deferred stock compensation		(600)
Accumulated other comprehensive income	315	721
Accumulated deficit	(159,624)	(150,391)

Total stockholders’ equity	68,769	77,852

Total liabilities and stockholders’ equity	$77,636	$88,040

*	Shares issued and outstanding reflect the 1-for-3 reverse stock split. See note 9.

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31
	2002	2001	2000
NET REVENUES (note 12)
Fixed broadband wireless (1)	$4,577	$8,205	$15,378
Software products	213

Total Net Revenues	4,790	8,205	15,378

COST OF REVENUES
Fixed broadband wireless (2)	590	15,406	11,235
Software products (3)	576

Total Cost of Revenues	1,166	15,406	11,235

GROSS PROFIT (LOSS)	3,624	(7,201)	4,143
OPERATING EXPENSES:
Research and development, net	4,574	15,027	17,586
Selling and marketing	4,398	8,325	12,108
General and administrative	6,280	11,150	14,385
Charge for restructuring (note 6)	(303)	12,827
Impairment of goodwill (note 5)	400

Total operating expenses	15,349	47,329	44,079

OPERATING LOSS	(11,725)	(54,530)	(39,936)
INTEREST INCOME, net	2,492	5,527	4,704

NET LOSS	$(9,233)	$(49,003)	$(35,232)

NET LOSS PER COMMON SHARE—
Basic and diluted (4)	$(0.75)	$(3.99)	$(3.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)—
Basic and diluted (4)	12,331	12,254	10,867

(1)	Revenues from ADC Telecommunications, Inc. (“ADC”), an approximately 7% shareholders at December 31, 2001, were $431 and $5,186 in 2001 and 2000, respectively. Sales to major customers (see note 12).

(2)	(a) Includes in 2002 a net decrease of the warranty liability of $968 as a result of warranty expiration for certain customers and due to the decrease in revenues.

(b) Cost of Revenues in 2001 includes write offs of excess inventory and purchase commitments amounting to $8,450. Cost of Revenues in 2001 also includes purchases from ADC of $2,149.

(3)	Includes in 2002 amortization of identifiable intangible assets of $517 from acquisition of Shira (see note 5).

(4)	Net loss per share and weighted average number of common shares have been adjusted to reflect the 1-for-3 reverse stock split (see note 9).

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares)

	Convertible preferred stock		Common stock and additional paid in capital		Notes receivable from stockholders	Deferred stock compensation	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number of Shares	Amount	Number of Shares **	Amount
BALANCE AT JANUARY 1, 2000	11,564,269	$15,369	7,667,578	$66,412	$(920)	$(13,400)		$(66,156)	$1,305
Net loss								(35,232)	(35,232)
Other comprehensive income—unrealized gains on investments net							$289		289

Comprehensive loss									$(34,943)

Conversion of convertible preferred stock upon closing of Initial Public Offering	(11,564,269)	(15,369)	1,314,861	15,369
Issuance of common stock in initial and follow-on Public offerings*			3,170,833	146,250					$146,250
Issuance of common stock upon exercise of warrants*			13,753	41					41
Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan			533,084	4,571	(3,159)				1,412
Repayment of shareholders’ notes					1,245				1,245
Repurchase and retirement of common stock			(112,833)	(2,337)					(2,337)
Deferred stock compensation				9,307		(9,307)
Amortization of deferred stock compensation						14,607			14,607

BALANCE AT DECEMBER 31, 2000	—	—	12,587,276	239,613	(2,834)	(8,100)	289	(101,388)	127,580
Net loss								(49,003)	(49,003)
Other comprehensive income—unrealized gains on investments net							432		432

Comprehensive loss									$(48,571)

Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan			202,664	397					$397
Issuance of common stock upon exercise of warrants*			42,500	64					64
Repurchase and retirement of common stock			(444,967)	(9,057)					(9,057)
Repurchase of common stock from stockholder			(123,333)	(333)	333
Deferred stock compensation				(2,562)		2,562
Write off of note receivable from stockholder					2,501				2,501
Amortization of deferred stock compensation						4,938			4,938

BALANCE AT DECEMBER 31, 2001	—	—	12,264,140	228,122	—	(600)	721	(150,391)	77,852
Net loss								(9,233)	(9,233)
Other comprehensive loss—unrealized losses on investments net							(406)		(406)

Comprehensive loss									$(9,639)

Shares repurchased in 1-for-3 reverse split			(43)
Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan			114,272	240	(37)				$203
Issuance of common stock for Shira Acquisition			166,667	540					540
Note receivable from stockholder					(1,000)				(1,000)
Deferred stock compensation				213		(213)
Amortization of deferred stock compensation						813			813

BALANCE AT DECEMBER 31, 2002	—	$—	12,545,036	$229,115	$(1,037)	$—	$315	$(159,624)	$68,769

*	Net of issuance costs
**	Shares issued and outstanding reflect the 1-for-3 reverse stock split (see note 9).

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,233)	$(49,003)	$(35,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,455	1,940	1,204
Impairment of goodwill and charge of fixed assets	400	2,616
Amortization and charge related to stock compensation	813	7,439	14,607
Capital gain on sale of fixed assets		(10)
Changes in assets and liabilities:
Accounts receivable	481	2,161	(2,307)
Other current assets	111	1,781	(1,865)
Inventories	614	5,313	(4,874)
Accounts payable	(130)	(5,415)	5,347
Accrued liabilities	(3,372)	(2,799)	6,192
Restructuring liabilities	(701)	2,815
Deferred income			(639)

Net cash used in operating activities	(9,562)	(33,162)	(17,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(169)	(2,546)	(4,093)
Proceeds from sale of property and equipment	12	36
Purchase of short-term investments	(97,356)	(61,491)	(105,638)
Proceeds from sales and maturities of short-term investments	106,395	89,148	12,013
Acquisition of Shira	(12)

Net cash provided by (used in) investing activities	8,870	25,147	(97,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note receivable from stockholders			1,245
Loan to former Chief Executive Officer	(1,000)
Repayments of debt and capital lease obligations	(820)		(2,371)
Repurchase of preferred stock and common stock		(9,057)	(2,337)
Issuance of common stock	203	461	147,703

Net cash provided by (used in) financing activities	(1,617)	(8,596)	144,240

Increase (decrease) in cash and cash equivalents	(2,309)	(16,611)	28,955
Cash and cash equivalents at beginning of year	17,380	33,991	5,036

Cash and cash equivalents at end of year	$15,071	$17,380	$33,991

Non-cash investing activities:
Issuance of common stock, in connection with Shira’s acquisition (see note 5)	$(540)

Non-cash financing activities:
Repurchase of common stock from shareholder		$(333)

Conversion of convertible preferred stock into common stock			$15,369

Issuance of common stock for notes receivable	$37

Conversion of stockholders’ notes into common stock			$3,159

Supplemental disclosure of cash flow information—
Cash paid during the year for Interest	$17	$62	$176

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Organization

Vyyo Inc. was incorporated as a Delaware corporation in 1996. Vyyo Inc. together with its subsidiaries (collectively, “Vyyo” or the “Company”) have two operating segments: 1) Fixed broadband wireless segment and 2) following the acquisition of Shira Computers Ltd. (“Shira”), as of July 1, 2002, Software Products segment (see also note 5).

The fixed broadband wireless segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. The Company sells these systems directly to service providers, as well as to system integrators that deploy the Company’s systems as part of their end-to-end network solutions for service providers. The majority of the fixed broadband wireless segment’s revenues have been generated from sales to customers in North America.

The Software Products segment provides workflow software products which are used in the printing industry for digital prepress.

Restructuring

In 2001, the Company implemented a restructuring program that resulted in a reduction in force of approximately 75% of the employees and in excess facilities (see note 6).

Risk Factors and Concentrations

The Company is subject to various risks including but not limited to the continuing downturn of the telecommunications and fixed wireless broadband access industry, dependence on key customers, dependence on key individuals, competition from substitute products and larger companies, and the continued development and marketing of its products.

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for estimated credit losses. The changes in the provisions for specific bad debts were an increase of $241,000 in 2001 and a cancellation of an excess provision of $5,000 and $132,000 in 2002 and 2000, respectively. Write-offs of uncollectible accounts in 2002, 2001 and 2000 were $0, $0, and $31,000, respectively.

For sales to major customers, see note 12.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

1.	Significant Accounting Policies (continued)

Accounting Principles

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of the Company’s foreign subsidiaries. Substantially all of the sales of the Company’s foreign subsidiaries are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. Following the acquisition of Shira, the Company’s results of operations consolidate the results of Shira’s operations commencing on July 1, 2002 (see note 5). All material intercompany balances and transactions have been eliminated in consolidation.

Short-Term Investments and Cash Equivalents

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investment in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest and dividends on securities classified as available-for-sale are included in interest income.

Cash equivalents are short-term, highly liquid investments that have original maturities of three months or less and that are readily convertible to cash.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

1.	Significant Accounting Policies (continued)

Inventories

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

During 2001, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In 2002, inventory that was previously written-down to $0 by taking a charge of $1,123,000, was sold for the amount of $1,206,000.

Fair Value of Financial Instruments

The fair value of the financial instruments included in working capital of the Company approximates carrying value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

During 2001, the Company recorded charges relating to equipment of $2.62 million. The write-down was charged to restructuring expenses (see also note 6).

Identifiable Intangible Assets

Identifiable intangible assets consist of acquired technology and of acquired customer list, which are amortized over three years.

Impairment of Long-Lived Assets

The Company adopted in 2002 SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

The adoption of SFAS 144 did not have any material impact on the financial position and results of operations of the Company.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

1.	Significant Accounting Policies (continued)

Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.

SFAS No. 142 supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. Among the most significant changes made by SFAS No. 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; and (ii) goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

The Company identified its various reporting units, which consist of its operating segments. The Company has utilized expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill existed as of the date of adoption.

The Company’s goodwill is allocated to the Software Product segment.

The Company has elected December 31 of each year as the date on which it will perform its annual goodwill impairment test. The annual impairment review for the year ended December 31, 2002 resulted in impairment charge in an amount of $400,000 (see also note 5).

Revenue Recognition

Net revenues from Fixed broadband wireless segment include product revenues and technology developments or license revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators, and in 2001 the Company’s revenues also derived from system integration products and services provided to telecommunications service providers. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and the Company has no additional obligations. The Company accrues for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

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

Net revenues from Software Products segment (as defined in note 5 below) are comprised of software products and software license fees. Revenue allocated to software is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable.

The Company and its subsidiaries provide for warranty costs at the same time as the revenue is recognized. The annual provision is calculated as a percentage of the sales, based on historical experience.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

1.	Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel are deducted from research and development expenses.

Loss per share

Basic and diluted net losses per share are presented in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”), for all periods presented. All preferred stock, outstanding stock options, and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all periods presented. The total number of common shares related to outstanding options and warrants excluded from the calculations of diluted net loss per share were 542,805, 1,749,200 and 2,500,472 for the years ended December 31, 2002, 2001 and 2000, respectively. Weighted average number of shares have been restated to reflect a one-for-three reverse split, see note 9.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income (loss) are net losses and net unrealized gains or losses on investments held as available for sale.

Employee Stock Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Charge for stock compensation represents the amortization of deferred compensation charges, which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of the common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options.

SFAS No. 123 “Accounting for Stock-Based Compensation”, established a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans according to APB No. 25, and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

1.	Significant Accounting Policies (continued)

Proforma information regarding net loss required under SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The proforma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on SFAS No. 123 calculation. The fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate ranges from 2% to 5.52%; dividend yields of zero; a weighted-average expected life of the option of approximately 2.27, 1.92 and 1.67 years; and volatility ranging from 0.61 to 0.71 in 2002.

The Company proforma information is as follows:

	Years ended December 31,
	2002	2001	2000
	In thousands (except per share data)
Net loss, as reported	$(9,233)	$(49,003)	$(35,232)
Deduct: stock based employee compensation expense, included in reported net loss	813	7,439	14,607
Add: stock based employee compensation expense determined under fair value method for all awards	(2,237)	(13,949)	(26,071)

Pro forma net loss	$(10,657)	$(55,513)	$(46,696)

Basic and diluted loss per share:
As reported	$(0.75)	$(3.99)	$(3.24)

Proforma	$(0.86)	$(4.53)	$(4.29)

Deferred Income Taxes

Deferred taxes are determined utilizing the asset and liability method, based on the estimated future tax effects differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are included in respect of deferred tax assets when it is more likely than not that no such assets will be realized (see also note 10).

Recently Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” (“SFAS 143”). SFAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition and initial measurement of the liability. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial position, results of operations, or cash flows.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

1.	Significant Accounting Policies (continued)

In April 2002, the FASB issued SFAS No. 145, “Revision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Connections” (“SFAS 145”). Among other amendments and rescissions, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless such gains and losses meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 is partially effective for transactions occurring after May 15, 2002 and partially effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of SFAS 145 will have any material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of the commitment to an exit plan. SFAS 146 states that a commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. It also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of the abovementioned standards to have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue accounting for employee stock based compensation in accordance with APB 25 and related interpretations and has adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are already included in these financial statements, however, the initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under this FIN entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. The FIN explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. The FIN is effective as follows: for variable interests in variable interest entities created after January 31, 2003 the FIN shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of this FIN to have a material effect on its consolidated financial statements.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

2.	Short-Term Investments and Cash Equivalents

The fair value and the amortized cost of available-for-sale securities and cash equivalents are as follows:

	December 31, 2002
	Amortized cost	Unrealized holding gains	Unrealized holding losses	Estimated fair market value
	In thousands
Corporate debt securities	$43,734	$316	$(34)	$44,016
United States obligations	14,287	33		14,320
Money market	13,503			13,503

	$71,524	$349	$(34)	$71,839

Reported as:
Cash equivalents	$14,597		$(2)	$14,595
Short-term investments	56,927	$349	(32)	57,244

	$71,524	$349	$(34)	$71,839

	December 31, 2001
	Amortized cost	Unrealized holding gains	Unrealized holding losses	Estimated fair market value
	In thousands
Corporate debt securities	$64,978	$761	$(40)	$65,699
Money market	12,855			12,855

	$77,833	$761	$(40)	$78,554

Reported as:
Cash equivalents	$11,865			$11,865
Short-term investment	65,968	$761	$(40)	66,689

	$77,833	$761	$(40)	$78,554

The contractual maturities of available for sale debt securities are as follows:

	December 31,
	2002		2001
	Amortized cost	Fair value	Amortized cost	Fair value
	In thousands
Due in one year or less, including money market funds	$49,306	$49,504	$66,634	$67,354
Due in one to two years	22,218	22,335	11,199	11,200

	$71,524	$71,839	$77,833	$78,554

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

3.	Inventories

Inventory is comprised of the following:

	December 31,
	2002	2001
	In thousands
Raw materials		$25
Work in process		109
Finished goods	$79	559

	$79	$693

4.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life:	December 31,
		2002	2001
		In thousands
Cost:
Machinery and equipment	2-5 years	$4,106	$4,006
Computers	2-3 years	3,597	3,358
Furniture, fixtures and leasehold improvements	2-5 years	1,603	1,670
Other	2 years	68	109

		9,374	9,143
Accumulated depreciation and amortization ($2,616* are related to restructuring charge in 2001, see note 6)		(7,960)	(7,195)

Property and equipment, net		$1,414	$1,948

* Summarized as follows:

In thousands
Machinery and equipment	$779
Computers	997
Furniture, fixtures and leasehold improvements	840

$2,616

Depreciation and amortization expenses were approximately $938,000, $4,556,000 (including $2,616,000 that are related to restructuring charge) and $1,204,000 in 2002, 2001 and 2000, respectively.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

5.	Acquisition of Shira

On May 14, 2002, the Company entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets (“Software Products”), and certain of the shareholders of Shira, pursuant to which the Company acquired all of the outstanding ordinary shares of Shira, for an aggregate of 166,667 shares of the Company’s common stock (after taking into account the 1-for-3 reverse stock split), which were issued on July 30, 2002. Entities affiliated with Davidi Gilo, the Chairman of the Board and Chief Executive Officer of the Company and a significant stockholder of the Company, owned an aggregate of 50% of Shira’s ordinary shares immediately prior to closing of the transaction and received 83,499 of the Company’s shares in the transaction. This transaction allows the Company to diversify its business by adding a different field of operation to the Company’s fixed broadband wireless operations.

The purchase price consists of shares of the Company’s common stock, which are valued at approximately $540,000, based on the Company’s average share price of $3.24, which was determined based on the closing price from May 10, 2002 to May 16, 2002, which includes two trading days prior to and two trading days subsequent to the public announcement of the acquisition, and $60,000 of direct acquisition costs. The 83,499 shares acquired by the entities affiliated with Mr. Gilo had a value of $270,537, based on this average share price.

The acquisition was accounted for using the purchase method under SFAS No. 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill, which is related to Software Products, is not amortized and will be tested for impairment at least annually. The results of Shira’s operations are consolidated from July 1, 2002.

The following is a summary of the total purchase price as of the acquisition date (in thousands):

Value of the Company’s shares	$540
Acquisition costs	60

Total purchase price	$600

Current assets	$134
Property and equipment	247
Identifiable intangible assets	3,091
Goodwill	820
Current liabilities	(3,692)

$600

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

5.	Acquisition of Shira (continued)

Identifiable intangible assets are amortized over a period of three years. Amortization of identifiable intangible assets acquired was $517,000, of which the accumulated amortization of acquired technology was $457,000 and customer list was $60,000, for the six months beginning July 1, 2002 and ending December 31, 2002. The amortization of identifiable intangible assets acquired is included in the cost of revenues.

Future amortization expenses of identifiable intangible assets on a fiscal year basis are as follows:

December 31, 2002
In thousands
2003	$1,030
2004	1,030
2005	514

$2,574

The Company performed its annual testing for impairment, based on Shira’s valuation as of December 31, 2002. The valuation method was based on Shira’s future cashflow discounted to its present value using a capitalization rate, which is appropriate to Shira’s characteristics and risks.

The impairment test resulted in an impairment charge of $400,000, related to the goodwill recorded upon Shira’s acquisition. The decrease in Shira’s valuation is attributed mainly to the continuing slowdown in the US economy, which prevented Shira from meeting its expected sales forecast and caused delays in Shira’s penetration of the market.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

In thousands
Goodwill at acquisition date	$820
Impairment loss	(400)

Balance as of December 31, 2002	$420

The following unaudited pro forma combined information presents a summary of the results of the operations of the Company and Shira as if the acquisition had occurred at January 1, 2002 and 2001, respectively. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2002 and 2001, nor is it necessarily indicative of future results.

	Year ended December 31,
	2002	2001
	in thousands except, per share amounts
Net revenues	$4,909	$10,636

Operating loss	$(12,843)	$(57,114)

Net loss	$(10,297)	$(50,918)

Net loss per share—Basic and diluted	$(0.84)	$(4.10)

Weighted average number of common shares outstanding—Basic and diluted	12,428	12,421

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

6.	Current Liabilities

Accrued liabilities consist of the following:

	December 31,
	2002	2001
	In thousands
Compensation and benefits	$1,940	$1,895
Warranty *	395	1,363
Withholding tax	1,442	1,268
Royalties	1,137	839
Other	874	1,181

	$5,788	$6,546

* The changes in the balance during the year ended December 31, 2002 are as follows:

December 31,
2002
In thousands
Balance at beginning of year	$1,363
Liability acquired upon Shira acquisition	141
Payments made under the warranty	(195)
Product warranty issued for new sales	252
Changes in accrual in respect of warranty periods ending	(1,166)

Balance at end the of year	$395

The net changes in warranty provision were: a decrease of $968,000 in 2002 and an increase of $260,000 and $628,000 in 2001 and 2000, respectively.

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunication sector and the economy in general. In 2001, the Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. The remaining balance as of December 31, 2002, relates to contractual obligations and to a legal claim with respect to facilities (see note 8). The restructuring charge, utilization is summarized as follows:

	Cumulative restructuring charge	Utilized	To be utilized	Utilized	Reversal	To be utilized
	2001			2002
	In thousands
Facilities *	$4,913	$2,548	$2,365	$251		$2,114
Equipment	2,616	2,616	—			—
Employees severance and other related benefits	5,298	4,848	450	299	$151	—

	$12,827	$10,012	$2,815	$550	$151	$2,114

* On February 2003, $1.8 million of the remaining restructuring liability was utilized upon the settlement with Har Hotzvim see note 8b.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

6.	Current Liabilities (continued)

Accrued severance liabilities

a) In Israel

Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Vyyo Israel’s severance pay liability, which reflects the undiscounted amount of the liability as if it was payable at each balance sheet date, is calculated based upon length of service and the latest monthly salary (one month’s salary for each year worked).

The Company’s liability for severance pay pursuant to Israeli law is covered by deposits with financial institutions and by accrual as presented in the following table. The accrued severance pay liability is included in accrued compensation and benefits, except for a balance of $303,000 as of December 31, 2001, which is included in, accrued restructuring liability. The amounts funded are included in other current assets.

b) In the US

The Company’s liability for severance pay includes severance for certain US employees, whose employee agreements have been terminated, in the amount of $463,000 as of December 31, 2002.

	December 31,
	2002	2001
	In thousands
Accrued severance pay	$876	$631
Less—amount funded	(1)	(91)

Unfunded portion, net accrued severance pay	$875	$540

Severance pay expenses were approximately $861,000 $629,000 and $934,000 in 2002, 2001 and 2000, respectively.

7.	Bank Line of Credit

As of December 31, 2002, the Company has an unused line of credit in the amount of $735,000 with a bank in Israel. The Company also has a credit facility in the amount of $160,000 in order to guarantee certain contractual obligations.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

8.	Commitments and Contingencies

a. Commitments

Operating Leases

The Company leases its facilities under cancelable and non-cancelable operating lease agreements that expire through 2003. Future rental payments on a fiscal year basis under noncancelable operating leases with initial term in excess of one year, were as follows:

December 31, 2002
In thousands
2003	$1,087
2004	29

$1,116

The rental payments under all operating leases were $1,483,000, $3,981,000 and $1,300,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Rental expense, net of reimbursements from subleases, was $1,268,000, $3,978,000 and $1,200,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases are $248,000 for fiscal year 2003.

Research grants

(1)	The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the “Chief Scientist”).

The Company has obtained grants from the Chief Scientist totaling approximately $6 million. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without prior written consent of the Chief Scientist. These grants are repayable to the Chief Scientist generally at the rate of 3% to 4.5% of the sales of the products developed out of the projects funded, up to an amount equal to 100% of the grant received.

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

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

8.	Commitments and Contingencies (continued)

a. Commitments (continued)

(3)	Export Marketing Promotion Fund

Upon Shira’s acquisition, the Company is committed to pay royalties to the Export Marketing Promotion Fund, at the rate of 3% of the increase in export sales over the sales in the years which preceded the first years in which the plans were submitted, until full repayment of the financing received from that fund.

(4)            As of December 31, 2002, the Company has repaid or provided for the repayment of the abovementioned grants a total amount of $2.1 million. The maximum amount of contingent liability in respect of future royalties as of December 31, 2002, amounts to $6.7 million.

Royalties expenses for the years ended December 31, 2002, 2001 and 2000 were $113,000, $181,000 and $471,000, respectively.

b. Contingencies

Patent matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. (“Hybrid”), a competitor, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of eleven of Hybrid’s issued patents. The Company, with the advice of its legal counsel, believes that these patents are invalid or are not infringed by the Company’s products. However, Hybrid may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on the Company’s operating results, cash flows and financial condition. No provision has been included in the financial statements.

Legal Claims regarding breach of leasing agreements

In 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against the Company in the Jerusalem, Israel, District Court, alleging that the Company breached obligations under a lease agreement and an amendment thereto between the Company and Har Hotzvim. The complaint sought damages in the amount of NIS 10 million, or approximately $2.2 million. This amount was claimed for purpose of court fees and the actual amount sought in Har Hotzvim’s statement of claim was NIS 37 million or approximately $8.2 million. In connection with this dispute, the Company also filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constituted a breach of its obligations under the lease agreement (the “Company Claim).

On January 29, 2003 Har Hotzvim and the Company entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to dismiss the Har Hotzvim Claim and the Company’s Claim against a payment of $1.8 million from the Company to Har Hotzvim. Har Hotzvim and the Company waived any and all claims against each other in connection with this dispute. On February 2, 2003, the District Court of Jerusalem approved and validated the Settlement Agreement. The provision included under restructuring liabilities is sufficient to cover the agreed amount under the Settlement Agreement.

Former employees’ claims

The Company is involved in litigation procedures with former employees in a total amount of approximately $57,000. The Company’s management believes that the provision included in the financial statements as of December 31, 2002 is sufficient to cover the Company’s exposure deriving from these claims.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

9.	Stockholders’ Equity

Initial and follow-on public offerings

On April 10, 2000 the Company sold 2,250,000 shares of its common stock in an underwritten initial public offering at a per share price of $40.50 and on May 2, 2000, sold an additional 337,500 shares at the same per share price through the exercise of the underwriters’ over allotment option, for aggregate net proceeds of approximately $94.9 million, after underwriting commissions and issuance costs. Upon the closing of the initial public offering, all of the previously outstanding shares of preferred stock were converted into 1,314,861 common stock.

On September 19, 2000, Vyyo sold 583,333 shares of its common stock in a follow-on offering at a price per share of $94.68. Net proceeds to the Company were approximately $51.3 million after underwriting commissions and issuance costs.

Reverse Stock Split

On July 15, 2002, the Board of Directors approved a one-for-three reverse split of the outstanding shares of common stock, which was effective on August 1, 2002. Issued and outstanding shares, per share amounts, stock options and warrants in the accompanying financial statements have been restated to give effect to the reverse stock split.

Common stock reserved for issuance

As of December 31, 2002, the Company has reserved approximately 2.5 million shares of common stock for issuance upon exercise of options granted or reserved under the Company’s stock-based compensation plans and employee Stock Purchase Plan.

Common stock repurchase program

In December 2000, the Company’s board of directors authorized the repurchase of up to 1.3 million shares of the Company’s common stock. In March 2001, the Company’s board of directors approved to increase the number of shares it may purchase under its repurchase program by 1.3 million shares. As of December 31, 2002 and December 31, 2001, the Company had repurchased and retired 557,800 shares in open market transactions for a total cost of $11.4 million. The Company did not repurchase any shares under the repurchase program in 2002.

Warrants

Outstanding warrants to purchase 7,200 shares of common stock, issued in 1997 and 1998 in connection with equity and convertible note financing transactions, expired in March 2002.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

9.	Stockholders’ Equity (continued)

Former Chief executive officer (“former CEO”) separation agreement

In October 2001, in connection with the departure of the Company’s former CEO, the Company (i) granted options to such officer to purchase 266,667 shares of common stock at an exercise price of $0.03 per share, (ii) cancelled all of such officer’s currently outstanding options, (iii) agreed to cancel the promissory note in amount of $2,834,000 previously issued by such officer to the Company in exchange for redelivery to the Company of 123,333 shares of common stock resulting in recording charge for stock compensation of $2,501,000, and (iv) agreed to grant a loan to such officer of up to $1,000,000. In April 2002, the former CEO received the $1,000,000 loan. The loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options, if exercised.

Combined accounting is being done related to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total charge for the years ended December 31, 2002 and 2001 associated with these options were income of $152,000 and expense of $1,152,000, respectively, which were recorded under restructuring charges.

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

ISOs granted under the Plans have an exercise price equal to the fair value as determined by the board of directors of the common stock on the date of grant. Nonstatutory stock options may not be granted under the 1996 and 1999 plans with an exercise price less than 85% of the fair value as determined by the board of directors of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant, provided that no term is longer than ten years. The number of shares reserved under the 2000 Employee and Consultant Equity Incentive Plan is subject to automatic annual increase on the first day of each fiscal year commencing in 2001, equal to the lesser of 666,667 shares or 5% of the number of outstanding shares on the last day of the immediately preceding year.

In April 2001, the Company proposed to its employees (excluding the executive officers), who were previously granted options with an exercise price above $5.07 (the Company’s market share price on that date) to cancel their options in exchange for two new grants. The proposal was accepted on April 25, 2001. The terms of the new grants (each in amount equal to 50% of the cancelled grant) are as follows:

a) The first option grant was granted on April 25, 2001. The per-share exercise price for such options was $5.07 and with a vesting period from October 25, 2001 to October 25, 2002. These options expired on December 31, 2002. This grant is subject to variable plan accounting. Details regarding this plan as for the years ended December 31, 2002 and 2001 are presented in the table below.

b) The second option grant was granted on November 6, 2001. The per-share exercise price for such options was $2.91 (the Company’s market share price on November 6, 2001) and with a vesting period between April 6, 2002 to November 6, 2004. These options shall expire on November 30, 2004. Details regarding this plan are presented in the table below.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

9.	Stockholders’ Equity (continued)

In December 2002, in connection with the departure of certain employees, the Company agreed to grant to such employees options to purchase 110,574 shares of common stock at an exercise price of $0.01 per share and cancelled all of such employees’ currently outstanding options. These options were issued on January 2, 2003. These transactions resulted in a variable accounting for the 110,574 options. Associated with this grant, the Company recorded $291,000 compensation expenses.

Stock Option Plans details

A summary of stock option plans and related information, under the Plans for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share data):

	Shares available for grants	Number of shares	Weighted average exercise paid in dollars	Weighted average fair value in dollars
Balance at January 1, 2000	606	1,225	$2.07
Authorized	1,150	—	—
Granted	(2,435)	2,435	39.45	25.71
Exercised	—	(515)	7.68
Cancelled	692	(692)	56.13

Balance at December 31, 2000	13	2,453	22.77
Authorized	1,783	—	—
Granted fixed plans	(2,436)	2,436	4.77	3.36
Granted variable plan	(426)	426	5.07	3.12
Granted to former CEO	(267)	267	0.03	2.67
Exercised fixed plans	—	(179)	1.68
Cancelled fixed plans	1,914	(1,914)	24.24
Cancelled variable plan	173	(173)	5.07

Balance at December 31, 2001	754	3,316	6.63
Authorized	613	—	—
Granted fixed plans *	(217)	217	3.60	1.82
Granted variable plans **	(111)	111	0.01	2.61
Exercised fixed plans		(99)	2.17
Cancelled fixed plans	846	(846)	11.68
Cancelled variable plan	240	(240)	5.07

Balance at December 31, 2002	2,125	2,459	$4.63

*	Includes 40,000 options granted to directors
**	These options were issued on January 2, 2003

The weighted average remaining contractual life of these options is 3.06 years.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

9.	Stockholders’ Equity (continued)

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$	In thousands	In years	$	In thousands	$
Fixed Plans:
0.99	24	4.36	$0.99	24	$0.99
1.50-2.25	184	1.61	1.52	174	1.53
2.46-3.69	1,269	3.18	2.90	738	2.89
3.90-5.85	473	3.72	4.81	335	5.06
22.98	55	2.47	22.98	54	22.98
60.00	63	2.44	60.00	63	60.00

	2,068	3.14	5.47	1,388	6.60

Variable Plans:
0.01*	111	2.00	0.01	111	0.01

0.03	267	3.00	0.03	267	0.03

5.07	13	0.85	5.07	13	5.07

Total	2,459	3.06	$4.63	1,779	$5.19

* These options were issued on January 2, 2003

The number of options exercisable as of December 31, 2001 and 2000 were 1,639,000 and 532,000 respectively.

The Company recorded deferred stock compensation for the excess of the deemed fair value of shares of common stock over the exercise price at the date of grant. The charges for stock compensation are as follows:

	Years ended December 31,
	2002	2001	2000
	In thousands
Cost of revenues	$—	$202	$600

Research and development	$120	$1,310	$4,500

Selling and marketing	$74	$733	$3,907

General and administrative	$771	$4,007	$5,600

Charge for restructuring	$(152)	$1,187	$—

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

9.	Stockholders’ Equity (continued)

Employee stock purchase plan

On February 2, 2000, the stockholders and the board of directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (“the “ESPP”). The ESPP permits eligible employees to purchase shares of common stock at the end of each six months purchase period during a two-year offering period, through payroll deductions not exceeding 15% of an employee’s salary. The price per share is equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable purchase period. As of December 31, 2002, a total of 392,100 shares have been reserved for future issuance under the ESPP. During year 2002, 2001 and 2000, 15,717 shares, 24,199 shares and 17,994 shares, respectively were issued under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases by the lesser of (i) 1% of the number of shares outstanding on the last trading day of the immediately preceding year, or (ii) 100,000 shares. The increase is effective each year on January 1.

10.	Income Taxes

U.S. income taxes

Due to the Company’s loss provision for all years, there is no federal or state income tax expense. Foreign withholding taxes of $174,000, $576,000 and $334,000 have been provided and recorded in general and administrative expense for the years 2002, 2001 and 2000, respectively.

The tax provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,
	2002	2001	2000
	In thousands
Computed expected benefit	$(3,139)	$(16,661)	$(11,979)
Foreign withholding taxes	174	576	334
Non-deductible stock compensation	276	2,529	5,112
Unbenefitted losses	2,863	14,132	6,867

Total income tax provision	$174	$576	$334

As of December 31, 2002, the Company has U.S. federal net operating loss carryforwards of approximately $4.7 million which will expire in the years 2011 through 2022 and a state net operating loss of approximately $4.3 million expiring in the years 2004 through 2007. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

10.	Income Taxes (continued)

Israeli income taxes

The Company’s Israeli subsidiaries have been granted “approved enterprise” status for several investment programs. These programs entitled the Israeli subsidiaries to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which they attain taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income. The tax benefits periods have not yet commenced, as the Israeli subsidiaries have not yet utilized their operating loss carryforwards. The entitlement to these benefits is conditional upon the Companies fulfilling the conditions stipulated by the Investment Law, regulations published thereunder, and the instruments of approval for the specific investments in approved enterprises. In the event of a failure to comply with these conditions, the benefits may be cancelled and the Companies may be required to refund the amount of the benefits, in whole or in part, with the addition of inflation adjustment differences and interest. If the Israeli subsidiaries distribute a cash dividend to the parent company from income that is tax exempt, they will be taxed to a corporate rate applicable to such income (between 10% to 25% to the extent of the foreign ownership in the Israeli subsidiaries).

The company intends to permanently reinvest the amounts of tax-exempt income and it does not intend to cause distribution of such dividends.

As of December 31, 2002, the Company has Israeli net operating loss carryforwards of approximately $70 million. The Israeli loss carryforwards have no expiration date and are expected to offset certain future Israeli subsidiaries earnings during the tax-exempt period. Therefore the utilization of the net operating losses will generate no tax benefits. Accordingly deferred tax assets from such losses have not been included in the financial statements.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2002	2001
	In thousands
Deferred tax assets:
Net operating loss carryforwards	$1,870	$2,500
Valuation allowance	(1,870)	(2,500)

Net deferred tax assets	$—	$—

The valuation allowance decreased by $630,000 and $400,000 for the years ended December 31, 2002 and 2001, respectively, and increased by $500,000 for the year ended December 31, 2000 .

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

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

10.	Income Taxes (continued)

Loss before income taxes is composed of the following:

	Year Ended December 31,
	2002	2001	2000
	In thousands
Losses before taxes in Israeli subsidiaries	$6,400	$42,661	$20,053
Losses before taxes in United States	2,833	6,342	15,179

Total loss before taxes	$9,233	$49,003	$35,232

11.	Related Parties

In August 1999, ADC Telecommunications, Inc. (“ADC”), made an approximately 10% equity investment in the Company. As of December 31, 2002, 2001 and 2000, ADC held approximately 7% of the Company’s outstanding common stock. Revenues from ADC were $0 in 2002, $431,000 in 2001 and $5,186,000 in 2000. Cost of revenues includes purchases from ADC of $2,149,000 in 2001. Accounts receivable from ADC at December 31, 2002, 2001 and 2000 were $0, $0 and $93,000, respectively.

In 2002, the Company recorded income related to lease of facilities from a related party in the amount of $158,000. In 2001 and 2000, the Company recorded charges related to sublease of facilities from the same related party, a company under control of a major stockholder and director of the Company, in amounts of $438,000 and $646,000, respectively. In 2002 the Company reimbursed the same related party, general and administrative expenses amounting to $111,000.

In 2002, the Company recorded income related to lease of vehicles from a related party in the amount of $28,000.

In 2002, 2001 and 2000, the Company recorded legal and professional fees of $201,000, $287,000 and $116,000, respectively related to various professional and consulting services given by a legal consulting firm under control of a stockholder and a director of the Company. In 2000 an additional amount of $88,000 was paid to that firm associated with the public offering.

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

11.	Related Parties (continued)

In 2002, 2001 and 2000, the Company reimbursed a related party, a company under control of a person, who is a major stockholder, CEO and director of the Company, general and administrative expenses amounting to $38,000, sales and marketing expenses amounting to $285,000 and general and administrative expenses of $255,000, respectively. In 2002, 2001 and 2000, the Company recorded various general and administrative expenses in connection with several charters of an aircraft, for business travel purposes, provided by an unaffiliated third party, amounting to $583,000, $390,000 and $70,000, respectively. The aircraft used in providing these services is leased by the same related party referred to above.

In January 2003, the Company subleased unused premises in Jerusalem, Israel to a related party. The sublease will expire on December 31, 2003. The amount to be paid by the related party to the Company under the sublease for the year 2003 will be approximately $100,000.

In 2002 the Company reimbursed a related party general and administrative expenses amounting to $43,000.

In connection with the loan given to the former CEO of the Company, see note 9.

The Company granted the president of the Company a loan in an amount of $37,000, in connection with issuance of common stock upon exercise of stock options.

In connection with Shira’s acquisition, see note 5.

12.	Segments and Geographic Information

Following the acquisition of Shira, as described in note 5 above, the Company’s business is divided into two segments: Fixed broadband wireless and Software Products. The Company evaluates performance and allocates resources based on profit or loss from operations before interest income, net.

	Year ended December 31,
	2002	2001	2000
	In thousands
Net revenues:
Fixed broadband wireless	$4,577	$8,205	$15,378
Software Products	213

Consolidated net revenues	$4,790	$8,205	$15,378

Loss from operations:
Fixed broadband wireless	$(9,098)	$(54,530)	$(39,936)
Software Products	(2,627)

Consolidated loss from operations	(11,725)	(54,530)	(39,936)
Interest income, net	2,492	5,527	4,704

Net loss	$(9,233)	$(49,003)	$(35,232)

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

12.	Segments and Geographic Information (continued)

	December 31,
	2002	2001	2000
	In thousands
Assets:
Fixed broadband wireless	$74,091	$88,040	$143,167
Software Products	3,545

Consolidated identifiable assets:	$77,636	$88,040	$143,167

Depreciation and amortization:
Fixed broadband wireless	$ 887	$ 1,940	$ 1,204
Software Products	568

Consolidated	$ 1,455	$ 1,940	$ 1,204

Restructuring charges in the fixed broadband wireless segment were an income of $303,000 in 2002 and expenses of $12.8 million in 2001. In addition an impairment charge of $400,000 was recorded in the software products segment in 2002.

	Year ended December 31,
	2002	2001	2000
	In thousands
Capital expenditure:
Fixed broadband wireless	$22	$2,546	$4,093
Software Products	147

Total	$169	$2,546	$4,093

The following is a summary of operations within geographic areas based on the location of the customers:

	Year ended December 31,
	2002	2001	2000
	In thousands
Revenues from sales to unaffiliated customers:
North America	$3,172	$6,919	$12,614
Asia	1,267	753	1,039
Rest of the world	351	533	1,725

	$4,790	$8,205	$15,378

Vyyo Inc.

Notes to Consolidated Financial Statements—(Continued)

12.	Segments and Geographic Information (continued)

	December 31,
	2002	2001
	In thousands
Property and equipment, Net
Israel	$1,191	$1,365
United States	223	583

	$1,414	$1,948

Sales to major customers in the fixed broadband wireless segment out of total revenues are as follows:

	Year ended December 31,
	2002	2001	2000
Customer A	25%	8%	—
Customer B	22%	9%	—
Customer C	12%	1%	—
Customer D	3%	57%	—
Customer E	—	5%	33%
Customer F	—	1%	10%
Customer G	—	—	22%
Customer H *	11%	—	4%

*	Represents in 2002, revenues from a settlement dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

13.	Subsequent events

a)  Settlement in relation to the Har Hotzvim’s claims—see note 8b.

b)  Sublease with a related party—see note 11.