Form 10-Q
period 2003-03-31
VYYO INC
filed 2003-05-14
CIK 1104730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

As of May 5, 2003, there were 12,682,970 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$18,755	$15,071
Short-term investments	48,467	57,244
Accounts receivable	231	297
Inventories (note 2)	93	79
Other	480	537

Total current assets	68,026	73,228

PROPERTY AND EQUIPMENT, net	1,292	1,414
GOODWILL (note 3)	420	420
IDENTIFIABLE INTANGIBLE ASSETS (note 3)	2,316	2,574

Total assets	$72,054	$77,636

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$904	$965
Accrued liabilities (note 4)	5,327	5,788
Accrued restructuring liability (note 4)	261	2,114

Total current liabilities	6,492	8,867

CONTINGENCIES (note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 12,682,970 and 12,545,036 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	229,172	229,115
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive income	314	315
Accumulated deficit	(162,887)	(159,624)

Total stockholders’ equity	65,562	68,769

Total liabilities and stockholders’ equity	$72,054	$77,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
NET REVENUES (note 8)
Fixed broadband wireless	$346	$1,815
Software products	139

Total Net Revenues	485	1,815

COST OF REVENUES
Fixed broadband wireless	86	904
Software products(1)	284

Total Cost of Revenues	370	904

GROSS PROFIT	115	911

OPERATING EXPENSES:
Research and development, net	1,243	1,095
Selling and marketing	1,263	1,156
General and administrative	1,291	1,549
Charge for restructuring		(152)

Total operating expenses	3,797	3,648

OPERATING LOSS	(3,682)	(2,737)
INTEREST INCOME, net	419	901

NET LOSS	$(3,263)	$(1,836)

NET LOSS PER COMMON SHARE—
Basic and diluted(2)	$(0.26)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)—
Basic and diluted(2)	12,649	12,236

(1)	In 2003, includes amortization of identifiable intangible assets of $258,000 from acquisition of Shira (see note 3)
(2)	Net loss per share and weighted average number of common shares have been adjusted to reflect the 1-for-3 reverse stock split (see note 1).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,263)	$(1,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434	264
Amortization and charge related to stock compensation		222
Capital gain on sale of fixed assets	(1)
Changes in assets and liabilities:
Accounts receivable	66	(305)
Other current assets	57	(43)
Inventories	(14)	341
Accounts payable	(61)	70
Accrued liabilities	(461)	(1,114)
Restructuring liabilities	(1,853)	(268)

Net cash used in operating activities	(5,096)	(2,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54)	(10)
Proceeds from sale of property and equipment	1	2
Purchase of short-term investments	(14,844)	(13,414)
Proceeds from sales and maturities of short-term investments	23,620	22,626

Net cash provided by investing activities	8,723	9,204

CASH FLOWS FROM FINANCING ACTIVITIES—
Issuance of common stock	57	24

Increase in cash and cash equivalents	3,684	6,559
Cash and cash equivalents at beginning of year	15,071	17,380

Cash and cash equivalents at end of period	$18,755	$23,939

Non-cash financing activities:
Issuance of common stock for notes receivable		$37

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Organization and Principles of Consolidation

Vyyo Inc. together with its subsidiaries (collectively, “Vyyo” or the “Company”) have two operating segments: Fixed broadband wireless and, as of July 1, 2002, Software Products (as defined in note 3 below).

The Company’s consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. Following the acquisition of Shira, the Company’s results of operations consolidate the results of Shira’s operations commencing on July 1, 2002 (see note 3). All material intercompany balances and transactions have been eliminated in consolidation.

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

During the year 2001, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the three months ended March 31, 2003, inventory that was previously written-down to $0 by taking a charge of $221,000 was sold for the amount of $135,000. In the three months ended March 31, 2002, inventory that was previously written-down to $0 by taking a charge of $197,000 was sold for the amount of $205,000.

Revenue Recognition

Net revenues from the Company’s fixed broadband wireless segment include product revenues and technology development or license revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators. Revenues from these products and from associated services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and the Company has no additional obligations. The Company accrues for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

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

Net revenues from the Company’s Software Products segment (as defined in note 3 below) are comprised of software products and software license fees. Revenue allocated to software is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable.

The Company and its subsidiaries provide for warranty costs at the same time as the revenue is recognized. The provision is calculated as a percentage of the sales, based on historical experience.

Loss per share

Basic and diluted net losses per share are presented in accordance with FAS No. 128, “Earnings per share” (“FAS 128”), for all periods presented.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Pro forma information regarding net loss required under SFAS No. 148 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 calculation. The fair value for stock options was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for three months ended March 31, 2003 and 2002: risk-free interest rates ranging from 1.19% to 5.52%; dividend yields of zero; a weighted-average expected life of the option of approximately 3.62 and 3.74 years; and volatility ranging from 0.36 to 0.71.

The Company’s pro forma information is as follows:

	Three Months ended March 31,
	2003	2002
	In thousands (except per share data)
Net loss, as reported	$(3,263)	$(1,836)
Deduct: stock based employee compensation expense, included in reported net loss		222
Add: stock based employee compensation expense determined under fair value method for all awards	(83)	(747)

Pro forma net loss	$(3,346)	$(2,361)

Basic and diluted loss per share:
As reported	$(0.26)	$(0.15)

Proforma	$(0.26)	$(0.19)

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2.	Inventories

Inventory is comprised of the following:

	March 31, 2003	December 31, 2002
	In thousands
Raw materials	$30
Work in process	4
Finished goods	59	$79

	$93	$79

3.	Acquisition of Shira

On May 14, 2002, the Company entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets (“Software Products”), and certain of the shareholders of Shira, pursuant to which the Company acquired all of the outstanding ordinary shares of Shira. The results of Shira’s operations are consolidated from July 1, 2002.

The acquisition was accounted for using the purchase method under SFAS No. 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill, which is related to Software Products, is not amortized and is tested for impairment annually.

Identifiable intangible assets are amortized over a period of three years. Amortization of identifiable intangible assets acquired for the three months ended March 31, 2003 was $258,000, of which the amortization of acquired technology was $228,000 and customer list was $30,000. The amortization of identifiable intangible assets acquired is included in the cost of revenues. The accumulated amortization of acquired technology as of March 31, 2003 was $775,000 of which the accumulated amortization of acquired technology was $685,000 and customer list was $90,000.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3.	Acquisition of Shira (continued)

Future amortization expenses of identifiable intangible assets on a fiscal year basis are as follows:

March 31, 2003
In thousands
2003	$774
2004	1,032
2005	510

$2,316

The following unaudited pro forma combined information presents a summary of the results of the operations of the Company and Shira as if the acquisition had occurred at January 1, 2002. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2002, nor is it necessarily indicative of future results.

Three Months ended March 31, 2002
In thousands except, per share amounts
Net revenues	$1,890

Operating loss	$(3,245)

Net Loss	$(2,392)

Net loss per share—Basic and diluted	$(0.19)

Weighted average number of common shares outstanding—Basic and diluted*	12,403

*	Net loss per share and weighted average number of common shares have been adjusted to reflect the 1-for-3 reverse stock split (see note 1).

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4.	Current Liabilities

Accrued liabilities consist of the following:

	March 31, 2003	December 31, 2002
	In thousands
Compensation and benefits	$1,690	$1,940
Withholding tax	1,525	1,442
Royalties	950	1,137
Warranty*	359	395
Other	803	874

	$5,327	$5,788

*	The changes in the balance during the periods are comprised of the following:

	Three Months Ended March 31, 2003	Year Ended December 31, 2002
	In thousands
Balance at beginning of period	$395	$1,363
Liability acquired upon Shira acquisition		141
Payments made under the warranty		(195)
Product warranty issued for new sales	22	252
Changes in accrual in respect of warranty periods ending	(58)	(1,166)

Balance at end the of period	$359	$395

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses. The Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other related benefits due to a reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. In the three months ended March 31, 2003, the Company utilized $1.9 million from the restructuring expenses. The remaining restructuring liability balance to be utilized relates to the Company’s anticipated loss under a noncancelable lease agreement until it expires at the end of 2003.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

5.	Contingencies

Patent matter

In early 1999 and in April 2000, the Company received written notices from Hybrid Networks, Inc. (“Hybrid”), a former competitor whose assets were acquired by ioWave Inc. in 2002, in which Hybrid claimed to have patent rights in certain technology and requested that the Company review its products in light of eleven of Hybrid’s issued patents. The Company, with the advice of its legal counsel, believes that these patents are invalid or are not infringed by the Company’s products. However, Hybrid’s successor, ioWave Inc., may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against the Company could have a significant adverse impact on the Company’s operating results, cash flows and financial condition. No provision has been included in the financial statements.

Legal Claims regarding breach of leasing agreements

In 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against our subsidiary, Vyyo Ltd., and the Company in the Jerusalem, Israel, District Court, alleging that Vyyo Ltd. and the Company breached obligations under a lease agreement and an amendment thereto between Vyyo Ltd. and Har Hotzvim. The complaint sought damages in the amount of 10 million New Israeli Shekels, or NIS, or approximately $2.2 million; however, this amount was claimed for purposes of court fees, and the actual amount sought in Har Hotzvim’s statement of claim was NIS 37 million, or approximately $8.2 million (the “Har Hotzvim Claim”). In connection with this dispute, Vyyo Ltd. also filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constituted a breach of its obligations under the lease agreement. The court was requested to order Har Hotzvim to reimburse Vyyo Ltd. for its expenses in complying with the lease agreement in an aggregate amount of approximately NIS 8.7 million (the “Vyyo Ltd. Claim”).

On January 29, 2003, Har Hotzvim, Vyyo Ltd. and the Company entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to dismiss the Har Hotzvim Claim and the Vyyo Ltd. Claim against a payment of $1.8 million from the Company to Har Hotzvim. Har Hotzvim, Vyyo Ltd. and the Company waived any and all claims against each other in connection with this dispute. On February 2, 2003, the District Court of Jerusalem approved and validated the Settlement Agreement. The Company has paid the agreed amount under the Settlement Agreement.

Former employees’ claims

The Company is involved in litigation procedures with former employees in a total amount of approximately $57,000. The Company’s management believes that the provision included in the financial statements as of March 31, 2003 is sufficient to cover the Company’s exposure deriving from these claims.

6.	Former Chief executive officer (“former CEO”) separation agreement

In April 2002, according to a separation agreement entered into in October 2001, the Company’s former CEO drew down on the $1,000,000 loan provided for in this agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

7.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2003	2002
	In thousands
Net loss	$(3,263)	$(1,836)
Unrealized loss on available-for-sale securities	(1)	(569)

Comprehensive loss	$(3,264)	$(2,405)

8.	Segment Reporting

Following the acquisition of Shira, as described in note 3 above, the Company’s business is divided into two segments: Fixed broadband wireless and Software Products. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and other income, net.

	Three Months Ended March 31,
	2003	2002
	In thousands
Net revenues:
Fixed broadband wireless	$346	$1,815
Software Products	139

Consolidated net revenues	$485	$1,815

Loss from operations:

Fixed broadband wireless	$(2,399)	$(2,737)
Software Products	(1,283)

Consolidated loss from operations	(3,682)	(2,737)

Interest income, net	419	901

Net loss	$(3,263)	$(1,836)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

8.	Segment Reporting (continued)

	March 31, 2003	December 31, 2002
	In thousands
Identifiable assets:
Fixed broadband wireless	$68,623	$74,091
Software Products (including goodwill)	3,431	3,545

Consolidated identifiable assets:	$72,054	$77,636

Sales to major customers:

	Three Months Ended March 31,
	2003	2002
Net revenues:

Customer A	35%	23%
Customer B	11%
Customer C	11%
Customer D		45%

9.	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are included in these financial statements. The initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 had no material effect on the Company’s interim consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46, entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, contained in Vyyo’s Annual Report (Form 10-K) for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Vyyo’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn that has continued throughout 2002 and to the present. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through the first quarter of 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability.

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

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $3.3 million for the three months ended March 31, 2003. As of March 31, 2003, our accumulated deficit was approximately $162.9 million.

On May 14, 2002, Vyyo entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets. This transaction allows Vyyo to diversify its business by adding a different field of operation to its fixed wireless broadband operations. Shira employed 37 employees as of March 31, 2003, and develops and provides digital prepress workflow solutions. Shira’s solution automates the prepress production process and facilitates efficient collaboration between customers and printers/tradeshops.

The acquisition was accounted for using the purchase method under SFAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill which is related to Software Products is not amortized and is tested for impairment annually. The results of Shira’s operations are consolidated from July 1, 2002.

Identifiable intangible assets are amortized over a period of three years. Amortization of identifiable intangible assets acquired for the three months ended March 31, 2003 was $258,000, of which the amortization of acquired technology was $228,000 and customer list was $30,000. The amortization of identifiable intangible assets acquired is included in the cost of revenues. The accumulated amortization of acquired technology as of March 31, 2003 was $775,000 of which the accumulated amortization of acquired technology was $685,000 and customer list was $90,000.

Future amortization expenses of identifiable intangible assets on a fiscal year basis are as follows:

March 31, 2003
In thousands
2003	$774
2004	1,032
2005	510

$2,316

The following unaudited pro forma combined information presents a summary of the results of the operations of Vyyo and Shira as if the acquisition had occurred at January 1, 2002. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2002, nor is it necessarily indicative of future results.

Three Months ended March 31, 2002
In thousands, except per share amounts
Net revenues	$1,890

Operating loss	$(3,245)

Net Loss	$(2,392)

Net loss per share—Basic and diluted	$(0.19)

Weighted average number of common shares outstanding—Basic and diluted *	12,403

*	Net loss per share and weighted average number of common shares have been adjusted to reflect the 1-for-3 reverse stock split.

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

We determined our significant accounting policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Inventory Valuation. In 2001, due to the dramatic slowdown in the telecommunications sector and the economy in general, we recorded a write-down of excess inventory and purchase commitments of $8.45 million. Our estimate was based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. In the three months ended March 31, 2003, inventory that was previously written-down to $0 by taking a charge of $221,000 was sold for the amount of $135,000.

Restructuring expenses. In 2001, we implemented a restructuring program that resulted in a reduction in force of approximately 75% of our employees and in excess facilities and equipment, and accordingly, we recorded a charge of $12.8 million. In the first quarter of 2003, we utilized $1.9 million from the restructuring expenses that were accrued in 2001. The remaining restructuring liability balance to be utilized relates to our anticipated loss under a noncancelable lease agreement until it expires at the end of 2003.

Valuation of Identifiable Intangible Assets and Goodwill. Upon the acquisition of Shira, we recorded identifiable intangible assets of $3,091,000 and goodwill of $820,000. We amortize the identifiable assets over a period of three years. We annually assess identifiable intangible assets and goodwill for recoverability through the estimated future cash flows resulting from the use of the assets. Our assessment for recoverability, based on Shira’s valuation as of December 31, 2002, resulted in an impairment charge of $400,000 related to the goodwill recorded upon the acquisition in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

Products Warranty. We accrue for estimated sales returns and exchanges and product warranty costs upon recognition of product revenues. The annual provision is calculated as a percentage of the sales based on historical experience according to the obligations to customers.

This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and related notes included elsewhere in this report.

Results of Operations

Net Revenues.

Net revenues from fixed broadband wireless include product revenues and technology developments or license revenues. Net revenues are derived from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators. Revenues from these products and from associated services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

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

Net revenues decreased by 73% to $485,000 in the first quarter of 2003 from $1.8 million in the first quarter of 2002. Net revenues in the first quarter of 2003 included $139,000 from Software Products. The decrease in revenues in the first quarter of 2003 primarily reflects a reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced our potential customers’ ability to secure financing and purchase equipment, and, to a lesser extent, also reflects delays in allocation of the 3.5 GHz frequency in China to fixed wireless applications. Net revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately $135,000 in the first quarter of 2003 and $205,000 in the first quarter of 2002. As a result of the write-down in 2001, the cost of revenues associated with the sales of this inventory has been accounted for as $0 .

Cost of Revenues.

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues decreased to $370,000 in the first quarter of 2003 from $904,000 in the first quarter of 2002. Cost of revenues in the first quarter of 2003 included approximately $284,000 from Software Products (including amortization of identifiable tangible assets acquired of $258,000). The decrease in cost of revenues and in the gross margin in the first quarter of 2003 was attributable primarily to the decrease in our net revenues for the first quarter of 2003. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $221,000 in the first quarter of 2003 and $197,000 in the first quarter of 2002 related to the sale of such inventories. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

Research and Development Expenses.

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facility in Jerusalem, Israel, and our software research and development activities in Shira are carried out in our facility in Kfar Saba, Israel. These expenses are charged to operations as incurred. Grants received from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel are deducted from research and development expenses. Our research and development expenses increased to $1.2 million in the first quarter of 2003 from $1.1 million in the first quarter of 2002. Research and development expenses included charges for stock compensation of $0 in the first quarter of 2003 and $60,000 in the first quarter of 2002. Research and development expenses excluding charge for stock compensation increased in the first quarter of 2003 to $1.2 million from $1 million in the first quarter of 2002. Research and development expenses included approximately $438,000 from Software Products in the first quarter of 2003. The increase in the expenses in 2003 was due to the additional expenses that we incurred from Software Products, partially offset by a decrease in the wireless expenses in 2003 due to the reductions in our workforce and subcontractors, effected in the third and fourth quarters of 2002. As a result of these decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market.

Selling and Marketing Expenses.

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $1.3 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002. Sales and marketing expenses included charges for stock compensation of $0 in the first quarter of 2003 and $74,000 in the first quarter of 2002. Sales and marketing expenses excluding charges for stock compensation increased to $1.3 million in the first quarter of 2003 from $1.1 million in the first quarter of 2002. Sales and marketing expenses include approximately $657,000 from Software Products in the first quarter of 2003. The increase in the expenses in 2003 was due to the additional expenses that we incurred from Software Products, partially offset by a decrease in the wireless expenses due to changes in the number of sales and marketing personnel and the level of trade show and other promotional activities. In 2002, we reduced our expenses in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our sales and marketing workforce in the first quarter of 2002. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000.

General and Administrative Expenses.

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses decreased to $1.3 million in the quarter of 2003 from $1.5 million in the first quarter of 2002. General and administrative included charges for stock compensation of $0 in the first quarter of 2003 and $240,000 in the first quarter of 2002. General and administrative expenses excluding charges for stock compensation were $1.3 million in both the first quarter of 2003 and the first quarter of 2002. General and administrative expenses included approximately $43,000 from Software Products in the first quarter of 2003. The decrease in general and administrative expenses was primarily due to a reduction in compensation related expenses and reductions in our workforce in the fourth quarter of 2002. The decrease was partially offset by an increase in directors’ and officers’ insurance costs. General and administrative expenses also included expenses of $254,000 for the first quarter of 2003, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and his wife are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Restructuring Charges

We utilized $1.9 million in the first quarter of 2003, and $268,000 in the first quarter of 2002, from the restructuring expenses that were accrued in 2001. In the first quarter of 2002, we recognized income due to stock compensation income of $152,000 attributed to stock option variable plan accounting. In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million in 2001. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce.

Interest Income, Net.

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income was $419,000 in the first quarter of 2003 and $901,000 in the first quarter of 2002, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances and reduced interest rates in financial markets.

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

Charge for Stock Based Compensation.

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charge related to stock compensation were $0 in the first quarter of 2003 and $222,000 in the first quarter of 2002. The charges for stock compensation in the first quarter of 2002 were gross charges of $374,000 and a decrease in compensation of $152,000 related to an accounting variable plan in the first quarter of 2002.

Liquidity and Capital Resources

As of March 31, 2003, we had $67.2 million of cash, cash equivalents and short-term investments. In the first quarter of 2003, net cash used in operations was $5.1 million, comprised of our net loss of $3.3 million and changes in other working capital accounts of $2.3 million, capital gain of $1,000, and partially offset by a non-cash charges of $434,000 for depreciation and amortization. In the first quarter of 2002, cash used in operations was $2.7 million, comprised of our net loss of $1.8 million and changes in other working capital accounts of $1.3 million, and partially offset by a non-cash charges of $222,000 for deferred stock compensation charges and $264,000 for depreciation and amortization.

In the first quarter of 2003, net cash provided by investing activities was $8.7 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $8.8 million, proceeds from sale of property and equipment amounting to approximately $1,000, and partially offset by an outflow of approximately $54,000 for investments in property and equipment. In the first quarter of 2002, net cash provided by investing activities was $9.2 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $9.2 million, proceeds from sale of property and equipment amounting to approximately $2,000, and partially offset by an outflow of approximately $10,000 for investments in property and equipment.

Financing activities in the first quarter of 2003 amounted to approximately $57,000 of proceeds from stock option exercises. Financing activities in the first quarter of 2002 amounted to approximately $24,000 of proceeds from stock option exercises.

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

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. Disclosures required under FIN 45 are included in these financial statements. The initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 had no material effect on our consolidated interim financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46 entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply—for public entities—as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our consolidated financial statements.

RISK FACTORS

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

We may not be successful in selling our business or acquiring new businesses on favorable terms, or at all, which would adversely affect our future prospects.

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $9.2 million in 2002 and $3.3 in the first quarter of 2003. As of March 31, 2003, our accumulated deficit was approximately $162.9 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable. Our subsidiary Shira incurred net losses of $1.3 million in 2002 and $1.1 million in the first quarter of 2003, and had an accumulated shareholder deficit as of March 31, 2003 of $6.2 million. We anticipate that Shira will continue to incur net losses for the foreseeable future.

If our subsidiary Shira fails to achieve significant market penetration and customer acceptance of its Xpressi product suite and other software products in the graphic arts and prepress industry, its prospects would be substantially harmed.

The graphics arts industry, and in particular the prepress industry, have experienced little or no growth in recent years. The industry is highly fragmented and many vendors operate in this market. In addition, customers and prospective customers of Shira and other vendors that have already invested in significant amounts of printing and prepress equipment and software may not be willing or able to upgrade printing systems or increase expenditures for printing or prepress, especially in the current slow global economy. These factors contribute to an environment characterized by intense competition, lower expenditures by customers and fewer sales opportunities for Shira. In 2002 and through the first quarter of 2003, Shira’s sales were minimal. Shira will be successful only if it is able to penetrate this market and substantially increase its market share in this industry. If Shira is unable to do so, its business would be harmed and its prospects significantly diminished.

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

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through the first quarter of 2003. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. As a result of these reductions, we have reduced our research and development expenses and our sales and marketing expenses to what we believe are minimum levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. Since we have reduced our sales and marketing workforce, we may be unable effectively to sell and market our products without substantially increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address customer needs in the telecommunications market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain our business and may need to shut it down.

Our future success in the telecommunications business depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop or expand. The largest MMDS license holder in the US, Sprint, announced during 2001 that it is suspending any new deployments and acquisition of new customers. The other major service providers, including WorldCom, which is currently in Chapter 11 reorganization proceedings, have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. In the event that service providers adopt technologies other than the high-speed access and other than wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business and may be required to cease operations in this business.

If telecommunications service providers and systems integrators do not promote and purchase our products, or if the telecommunications equipment market continues not to improve and grow, our business will be seriously harmed.

Telecommunications service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. Should service providers or systems integrators, to which we may sell products in the future, cease to emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

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

Our future success is dependent upon the growth of the communications industry and, in particular, the Internet. The growth of the global communications and Internet industries has slowed significantly over the past two years and these markets continue to evolve rapidly because of advances in technology and changes in customer demand. It is difficult to predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide communications market, which resulted in increased competition and escalating demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues. In the first quarter of 2003, Dalager Engineering Inc. accounted for approximately 35% of our revenues (49% of our wireless revenues); Craig Wireless Int’l Inc. accounted for approximately 11% of our revenues (16% of our wireless revenues); and Image Wireless accounted for approximately 11% of our revenues (16% of our wireless revenues).

In 2002, Dalager Engineering Inc. accounted for approximately 25% of our revenues (26% of our wireless revenues); Wuhan Research Institute of Posts and Telecommunication accounted for approximately 22% of our revenues (23% of our wireless revenues); Andrew Corporation accounted for approximately 12% of our revenues (13% of our wireless revenues); and one other customer from a settlement dispute accounted for approximately 11% of our revenues (11% of our wireless revenues).

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

Our research and development, final testing and assembly facilities, and contract manufacturers are located in Israel. A substantial portion of the operations of Shira are also located in Israel. Political, economic and military conditions in Israel directly affect our operations, including those of Shira. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the recent United States war against Iraq and the current military and political presence of the United States or its allies in Iraq could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel and the Middle East, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

Because we do not have long-term contracts with our customers, our customers can discontinue purchases of our systems at any time, which could adversely affect future revenues and operating results.

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

We may not be able to successfully operate Shira or integrate Shira or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We recently acquired Shira, a provider of software products for the prepress and publishing markets. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We have no experience in the graphic arts industry, and we may therefore be unsuccessful in operating Shira as a profitable business. In addition, we may have difficulty integrating Shira’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Shira since its management is based on the East Coast of the United States. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Shira or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless market, which would adversely affect our business.

Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the United States will use mobile technology such as 3G cellular technology in the MMDS band, it will harm our business because Vyyo’s current technology does not support mobile services. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, including in the People’s Republic of China, there has been delay in the allocation of 3.5Ghz licenses. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

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

The graphic arts market is highly fragmented and is also characterized by rapid technological change, evolving industry standards, frequent new product introductions and enhancements, and changing customer demands. Shira competes primarily based on price and performance of its products, and Shira’s future success will therefore depend on its investing substantially in research and development to develop, introduce and support new products and enhancements in a timely manner to gain market acceptance of Shira’s products. Shira will also need to expand its sales and marketing efforts. There are a number of competitors for Shira’s PDF workflow and other prepress products, many of which are larger and have greater resources than Shira.

Undetected hardware defects or software errors may increase our costs and impair the market acceptance of our systems, which would adversely affect our future operating results.

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

Although we have reduced the costs of our fixed broadband wireless operations in response to the decline in our business outlook, we will need to continue to monitor closely our costs and expenses. If the market and our business does not expand, we may need to reduce further our operations.

Our sales and operations in China could be disrupted if SARS continues to spread.

The spread of Severe Acute Respiratory Syndrome (“SARS”) in China, and in particular in Beijing, has disrupted commerce in China and has caused a severe disruption of businesses in Beijing. In addition, both internal and international flights into and out of Beijing have been reduced. If SARS continues to spread in Beijing and China, the markets for our products there may be adversely affected. In addition, we will likely restrict the travel of our sales and technical personnel to China if SARS is not contained, which could adversely affect our ability to market and sell our products in China and provide technical assistance to our customers in China. In addition, a restriction of flights in China could disrupt shipments of our products into China and delay or curtail sales of our products. If SARS spreads beyond China, other world markets for our products may also be adversely affected.

Because we operate in international markets, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 24% of our revenues in the first quarter of 2003 and 34% of our revenues in 2002 (sales to China in 2002 accounted for approximately 73% of our sales outside of North America). We expect that international sales, and in particular sales to China, may account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board and Chief Executive Officer, and Menashe Shahar, our Chief Technical Officer, the loss of either of whom could seriously harm our business.

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

We expect that we may be subject to license offers and infringement claims from time to time. In this regard, in early 1999, and again in April 2000, we received written notices from Hybrid Networks in which Hybrid claimed to have patent rights in certain technology. Hybrid requested that we review our products in light of 11 of Hybrid’s issued patents. Hybrid’s assets were acquired by ioWave, Inc. in 2002.

Third parties, including ioWave Inc. as Hybrid’s successor, could assert, and it could be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

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

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Litigation, which could result in substantial costs and diversion of our efforts, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of the outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

A customer’s decision to purchase our fixed broadband wireless systems typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks, over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

Government regulation and industry standards may increase our costs of doing business, limit our potential markets or require changes to our business model and adversely affect our business.

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

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various listing maintenance standards established by Nasdaq, including the requirement that our common stock maintain a minimum bid price of at least $1.00 per share. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to Vyyo. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. During the third quarter of 2002, our stock price had a closing bid price below $1.00 for over 30 consecutive trading days, although the price has since increased to over $1.00 as a result of the 1-for-3 reverse stock split effected by Vyyo in August 2002. Vyyo cannot predict whether the market price for our common stock will remain above $1.00. A delisting may negatively impact the value of the stock, since stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

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

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $67.2 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities of greater than three months are classified as available-for-sale and considered to be short-term investments.

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

Quantitative Interest Rate Disclosure As of March 31, 2003

If market interest rates were to increase on March 31, 2003 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $60,000 or approximately 0.1% of the total portfolio (approximately 0.08% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2003 remains constant throughout the second quarter of 2003 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2003 remain constant for the duration of the second quarter of 2003, interest income for the second quarter of 2003 would be approximately $658,000. Assuming a decline of 10% in the market interest rates at March 31, 2003, interest income for the second quarter of 2003 would be approximately $652,000, which represents a decrease in interest income of approximately $6,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended March 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at March 31, 2003, over the remaining contractual lives.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In 2001, Har Hotzvim Properties Ltd. (“Har Hotzvim”) filed a claim against our subsidiary, Vyyo Ltd., and us in the Jerusalem, Israel, District Court, alleging that we and Vyyo Ltd. breached obligations under a lease agreement and an amendment thereto between Vyyo Ltd. and Har Hotzvim. The complaint sought damages in the amount of 10 million New Israeli Shekels, or NIS, or approximately $2.2 million; however, this amount was claimed for purposes of court fees, and the actual amount sought in Har Hotzvim’s statement of claim was NIS 37 million, or approximately $8.2 million (the “Har Hotzvim Claim”). In connection with this dispute, Vyyo Ltd. also filed a claim in July 2001 against Har Hotzvim, claiming that Har Hotzvim’s actions constituted a breach of its obligations under the lease agreement. The court was requested to order Har Hotzvim to reimburse Vyyo Ltd. for its expenses in complying with the lease agreement in an aggregate amount of approximately NIS 8.7 million (the “Vyyo Ltd. Claim”).

On January 29, 2003, Har Hotzvim, we and Vyyo Ltd. entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to dismiss the Har Hotzvim Claim and the Vyyo Ltd. Claim against a payment of $1.8 million from us to Har Hotzvim. Har Hotzvim, we and Vyyo Ltd. waived any and all claims against each other in connection with this dispute. On February 2, 2003, the District Court of Jerusalem approved and validated the Settlement Agreement. We have paid the agreed amount under the Settlement Agreement.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the Securities and Exchange Commission on April 3, 2000. The initial public offering price was $40.50 per share for an aggregate initial public offering of $104.8 million. After deducting the underwriting discounts and commissions of $7.3 million and the offering expenses of approximately $2.6 million, the net proceeds to us from the offering were approximately $94.9 million.

From April 3, 2000, until March 31, 2003, we used approximately $6.3 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $58.9 million of the net offering proceeds for working capital.

On September 19, 2000, we completed an underwritten public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the Commission on September 13, 2000. The public offering price was $94.688 per share for an aggregate public offering price of the shares we sold of $55.2 million. After deducting the underwriting discounts and commissions of $2.9 million and the offering expenses of approximately $1.0 million, the net proceeds to us from the offering were approximately $51.3 million.

From September 13, 2000, until March 31, 2003, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	VYYO INC.

	By:	/s/ DAVIDI GILO
Davidi Gilo, Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ ARIK LEVI
Arik Levi, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

I, Davidi Gilo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vyyo Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ DAVIDI GILO
Davidi Gilo, Chief Executive Officer

I, Arik Levi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vyyo Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ ARIK LEVI
Arik Levi, Chief Financial Officer