Form 10-Q
period 2003-06-30
VYYO INC
filed 2003-08-14
CIK 1104730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☐    No  ☒

As of August 12, 2003, there were 12,724,748 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$15,030	$15,071
Short-term investments	48,552	57,244
Accounts receivable	1,263	297
Inventories (note 2)	177	79
Other	814	537

Total current assets	65,836	73,228

PROPERTY AND EQUIPMENT, net	1,048	1,414
GOODWILL (note 3)	—	420
IDENTIFIABLE INTANGIBLE ASSETS (note 3)	—	2,574

Total assets	$66,884	$77,636

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$978	$965
Accrued liabilities (note 4)	6,378	5,788
Accrued restructuring liability (note 4)	230	2,114

Total current liabilities	7,586	8,867

CONTINGENCIES (note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 12,715,082 and 12,545,036 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	229,242	229,115
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive income	121	315
Accumulated deficit	(169,028)	(159,624)

Total stockholders’ equity	59,298	68,769

Total liabilities and stockholders’ equity	$66,884	$77,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
NET REVENUES (note 8)
Fixed broadband wireless	$1,786	$1,174	$2,132	$2,990
Software products	88		227

Total Net Revenues	1,874	1,174	2,359	2,990

COST OF REVENUES
Fixed broadband wireless	460	273	546	1,178
Software products (1)	278		562

Total Cost of Revenues	738	273	1,108	1,178

GROSS PROFIT	1,136	901	1,251	1,812

OPERATING EXPENSES:
Research and development, net	1,493	984	2,736	2,078
Selling and marketing	2,059	841	3,322	1,998
General and administrative	1,438	1,451	2,729	3,000
Charge for restructuring				(152)
Impairment of intangible assets and property and equipment (note 3)	2,224		2,224
Impairment of goodwill (note 3)	420		420

T o t a l operating expenses	7,634	3,276	11,431	6,924

OPERATING LOSS	(6,498)	(2,375)	(10,180)	(5,112)
INTEREST INCOME, net	357	685	776	1,586

NET LOSS	$(6,141)	$(1,690)	$(9,404)	$(3,526)

NET LOSS PER COMMON SHARE—
Basic and diluted	$(0.48)	$(0.14)	$(0.74)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)—

Basic and diluted	12,692	12,261	12,676	12,273

(1)	In the three and six months ended June 30, 2003 includes amortization of identifiable intangible assets of $258,000 and $516,000, respectively, from the acquisition of Shira (see note 3)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,404)	$(3,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	850	505
Impairment of identifiable intangible assets and property and equipment	2,224
Impairment of goodwill	420
Amortization and charge related to stock compensation		522
Capital gain on sale of fixed assets	(1)
Changes in assets and liabilities:
Accounts receivable	(966)	(51)
Other current assets	(277)	(403)
Inventories	(98)	426
Accounts payable	13
Accrued liabilities	590	(2,881)
Restructuring liabilities	(1,884)	(396)

Net cash used in operating activities	(8,533)	(5,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(134)	(11)
Proceeds from sale of property and equipment	1	2
Net cash acquired, due to purchase of Shira Computers Ltd.,		38
Purchase of short-term investments	(39,924)	(22,298)
Proceeds from sales and maturities of short-term investments	48,422	41,943

Net cash provided by investing activities	8,365	19,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	127	40
Loan to former Chief Executive Officer		(1,000)

Net cash provided by (used in) financing activities	127	(960)

Increase (decrease) in cash and cash equivalents	(41)	12,910

Cash and cash equivalents at beginning of year	15,071	17,380

Cash and cash equivalents at end of year	$15,030	$30,290

Non-cash financing activities:
Issuance of common stock for notes receivable		$37

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

Organization and Principles of Consolidation

Vyyo Inc. together with its subsidiaries (collectively, “Vyyo” or the “Company”) have two operating segments: Fixed broadband wireless and, as of July 1, 2002, Software Products (see note 3 below).

The Company’s consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. Following the acquisition of Shira Computers Ltd. (“Shira”), the Company’s results of operations consolidate the results of Shira’s operations commencing on July 1, 2002. All material intercompany balances and transactions have been eliminated in consolidation.

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

During the year 2001, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the three and six months ended June 30, 2003, inventory that was previously written-down to $0 by taking a charge of $526,000 and $747,000, respectively, was sold for the amount of $1,490,000 and $1,625,000, respectively. In the three and six months ended June 30, 2002, inventory that was previously written-down to $0 by taking a charge of $470,000 and $667,000, respectively, was sold for the amount of $443,000 and $648,000, respectively.

Impairment of Long-Lived Assets

The Company adopted in 2002 SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets including certain intangible assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

The Company performed an impairment test, based on Shira’s intangible assets, property and equipment as of June 30, 2003. The impairment test resulted in impairment charges of $2,224,000 (see also note 3(b)).

Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. Among the most significant changes made by SFAS No. 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; and (ii) goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.

The Company identified its various reporting units, which consist of its operating segments. The Company has utilized expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill existed.

The Company’s goodwill is allocated to the Software Product segment.

As described in note 3(b) below, the Company performed a goodwill impairment test, based on Shira’s valuation as of June 30, 2003. The impairment test resulted in an impairment charge of $420,000.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock Based Compensation (continued)

Pro forma information regarding net loss required under SFAS No. 148 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 calculation. The fair value for stock options was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002: risk-free interest rates ranging from 1.19% to 5.52%; dividend yields of zero; a weighted-average expected life of the option of approximately 3.12 and 3.74 years; and volatility ranging from 0.36 to 0.71.

The Company’s pro forma information is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	In thousands (except per share data)		In thousands (except per share data)
Net loss, as reported	$(6,141)	$(1,690)	$(9,404)	$(3,526)
Deduct: stock based employee compensation expense, included in reported net loss		300		522
Add: stock based employee compensation expense determined under fair value method for all awards	(182)	(720)	(265)	(1,467)

Pro forma net loss	$(6,323)	$(2,110)	$(9,669)	$(4,471)

Basic and diluted loss per share:
As reported	$(0.48)	$(0.14)	$(0.74)	$(0.29)

Proforma	$(0.50)	$(0.17)	$(0.76)	$(0.36)

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

2. Inventories

Inventory is comprised of the following:

	June 30, 2003	December 31, 2002
	In thousands
Raw materials	$18
Work in process	121
Finished goods	38	$79

	$177	$79

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira—Impairment charges and cessation of business operations

(a)	On May 14, 2002, the Company entered into a Share Exchange Agreement with Shira, an Israeli privately held company that provides software products for the prepress and publishing markets (Software Products segment), and certain of the shareholders of Shira, pursuant to which the Company acquired all of the outstanding ordinary shares of Shira. The results of Shira’s operations were consolidated from July 1, 2002 (See 3(e) below).

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

The Company amortized the identifiable intangible assets over a period of three years (See also 3(b) below). The amortization of identifiable assets, included in cost of revenues, is as follows:

	Three Months ended June 30, 2003	Six Months ended June 30, 2003
	In thousands
Acquired technology	$228	$456
Customer list	30	60

	$258	$516

The accumulated amortization of identifiable intangible assets, excluding impairment charges, as of June 30, 2003, was $1,032,000 of which the accumulated amortization of acquired technology was $912,000 and customer list was $120,000.

(b)	Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira—Impairment charges and cessation of business operations (continued)

(c)	The changes in the amount of identifiable intangible assets and in the carrying amount of goodwill for the period of three and six months ended June 30, 2003 are as follows:

	Acquired technology	Customer list	Goodwill
	In thousands
Balance as of April 1, 2003	$2,059	$257	$420
Amortization	(228)	(30)
Impairment	(1,831)	(227)	(420)

Balance as of June 30, 2003	$—	$—	$—

	Acquired technology	Customer list	Goodwill
	In thousands
Balance as of January 1, 2003	$2,287	$287	$420
Amortization	(456)	(60)
Impairment	(1,831)	(227)	(420)

Balance as of June 30, 2003	$—	$—	$—

(d)	On August 12, 2003, the Company’s Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. In addition, the Company is exploring the sale of Shira’s operations and assets to Shira’s management. This decision to close or sell Shira was based on the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market.

As a result, the Company recorded approximately $271,000 severance expenses, relating to existing contractual termination benefits of Shira’s employees, included in the Company’s research and development expenses, sales and marketing expenses and general and administrative expenses amounting to $162,000, $86,000 and $23,000, respectively. In addition, the Company expects to recognize additional expenses in the third quarter of 2003, ranging between $250,000 and $350,000, associated mainly with employee termination costs and other contractual obligations. The costs associated with the employee termination will be paid during the second half of 2003.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira—Impairment charges and cessation of business operations (continued)

(e)	The following unaudited pro forma combined information presents a summary of the results of the operations of the Company and Shira as if the acquisition of Shira had occurred on January 1, 2002. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2002.

	Three Months ended June 30, 2002	Six Months ended June 30, 2002
	In thousands, except per share amounts	In thousands, except per share amounts
Net revenues	$1,218	$3,110

Operating loss	$(2,985)	$(6,229)

Net Loss	$(2,203)	$(4,594)

Net loss per share—Basic and diluted	$(0.18)	$(0.37)

Weighted average number of common shares outstanding—Basic and diluted	12,427	12,439

4. Current Liabilities

Accrued liabilities consist of the following:

	June 30, 2003	December 31, 2002
	In thousands
Compensation and benefits	$2,090	$1,940
Withholding tax	1,588	1,442
Royalties	954	1,137
Warranty *	391	395
Other	1,355	874

	$6,378	$5,788

*	The changes in the balance during the periods are comprised of the following:

	Six Months ended June 30, 2003	Year ended December 31, 2002
	In thousands
Balance at beginning of period	$395	$1,363
Liability acquired upon Shira acquisition		141
Payments made under the warranty		(195)
Product warranty issued for new sales	198	252
Changes in accrual in respect of warranty periods ending	(202)	(1,166)

Balance at end the of period	$391	$395

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses. The Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other related benefits due to a reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. In the three and six months ended June 30, 2003, the Company utilized $31,000 and $1,884,000 from the restructuring expenses, respectively. The remaining restructuring liability balance to be utilized relates to the Company’s anticipated loss under a noncancelable lease agreement until it expires at the end of 2003.

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

Former employees’ claims

The Company is involved in litigation with former employees in a total amount of approximately $60,000. The Company’s management believes that the provision included in the financial statements as of June 30, 2003 is sufficient to cover the Company’s exposure deriving from these claims.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

7. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	In thousands		In thousands
Net loss	$(6,141)	$(1,690)	$(9,404)	$(3,526)
Unrealized loss on available-for-sale securities	(193)	42	(194)	(527)

Comprehensive loss	$(6,334)	$(1,648)	$(9,598)	$(4,053)

8. Segment Reporting

Following the acquisition of Shira, as described in note 3 above, the Company’s business is divided into two segments: Fixed broadband wireless and Software Products. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and other income, net.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	In thousands		In thousands
Net revenues:
Fixed broadband wireless	$1,786	$1,174	$2,132	$2,990
Software Products	88		227

Consolidated net revenues	$1,874	$1,174	$2,359	$2,990

Loss from operations:
Fixed broadband wireless	$(2,148)	$(2,375)	$(4,547)	$(5,112)
Software Products	(4,350)		(5,633)

Consolidated loss from operations	(6,498)	(2,375)	(10,180)	(5,112)
Interest income, net	357	685	776	1,586

Net loss	$(6,141)	$(1,690)	$(9,404)	$(3,526)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

8. Segment Reporting (continued)

	June 30, 2003	December 31, 2002
	In thousands
Identifiable assets:
Fixed broadband wireless	$66,395	$74,091
Software Products (including goodwill)	489	3,545

Consolidated identifiable assets:	$66,884	$77,636

Sales to major customers:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net revenues:
Customer A	76%	15%	60%	33%
Customer B	6%	31%	12%	26%
Customer C		23%		13%

9. Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The Company is currently analyzing the impact of this Statement but does not believe that on adoption, it will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that these instruments be classified as liabilities in statements of financial position. This Statement is effective prospectively for financial instruments entered into or modified after May 31, 2003 and otherwise is effective

9. Recent Accounting Pronouncements (continued)

at the beginning of the first interim period beginning after June 15, 2003. This statement shall be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company is currently analyzing the impact of this Statement.

10. Subsequent event

Regarding the Board of Directors’ decision to cease Shira’s business operations, see note 3.

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

Overview

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn that has continued throughout 2002 and to the present. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through the second quarter of 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability.

While we are continuing to operate our traditional wireless business and have increased our sales and marketing efforts and research and development efforts to address the China market and other new markets, we are also considering a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current fixed wireless broadband technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal. We also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $9.4 million for the six months ended June 30, 2003. As of June 30, 2003, our accumulated deficit was approximately $169 million.

In July 2002, Vyyo acquired Shira, an Israeli privately held company that provides software products for the prepress and publishing markets. In August 2003, due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Board of Directors of Vyyo decided to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. In addition, Vyyo is exploring the sale of Shira’s operations and assets to Shira’s management; however, if it is unable to negotiate a sale of Shira on acceptable terms, Vyyo expects to complete the winding down of Shira within the next two months.

The acquisition of Shira was accounted for using the purchase method under SFAS 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (“acquisition date”). Identifiable intangible assets consist of acquired technology in the amount of $2,743,000 and customer list in the amount of $348,000. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. The results of Shira’s operations were consolidated from July 1, 2002.

The Company amortized the identifiable intangible assets over a period of three years (See also below). The amortization of identifiable assets, included in cost of revenues, are as follows:

	Three Months ended June 30, 2003	Six Months ended June 30, 2003
	In thousands
Acquired technology	$228	$456
Customer list	30	60

	$258	$516

The accumulated amortization of identifiable intangible assets, excluding impairment charges, as of June 30, 2003, was $1,032,000 of which the accumulated amortization of acquired technology was $912,000 and customer list was $120,000.

Due to the continuing decline in Shira’s sales, Shira’s recurring losses, and its inability to penetrate the market, Vyyo performed an impairment test, based on valuation of Shira’s operations and its tangible and intangible assets, as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated, based on the present value of the related cash flows.

The changes in the amount of identifiable intangible assets and in the carrying amount of goodwill for the period of three and six months ended June 30, 2003 are as follows:

	Acquired technology	Customer list	Goodwill
	In thousands
Balance as of April 1, 2003	$2,059	$257	$420
Amortization	(228)	(30)
Impairment	(1,831)	(227)	(420)

Balance as of June 30, 2003	$—	$—	$—

	Acquired technology	Customer list	Goodwill
	In thousands
Balance as of January 1, 2003	$2,287	$287	$420
Amortization	(456)	(60)
Impairment	(1,831)	(227)	(420)

Balance as of June 30, 2003	$—	$—	$—

On August 12, 2003, the Company’s Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. In addition, the Company is exploring the sale of Shira’s operations and assets to Shira’s management. This decision was based on the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. As a result, the Company recorded approximately $271,000 severance expenses, relating to existing contractual termination benefits of Shira’s employees, included in the Company’s research and development expenses, sales and marketing expenses and general and administrative expenses amounting to $162,000, $86,000 and $23,000, respectively. In addition, the Company expects to recognize additional expenses in the third quarter of 2003, ranging between $250,000 and $350,000, associated mainly with employee termination costs and other contractual obligations. The costs associated with the employee termination will be paid during the second half of 2003.

The following unaudited pro forma combined information presents a summary of the results of the operations of Vyyo and Shira as if the acquisition had occurred on January 1, 2002. The pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition taken place at the beginning of 2002.

	Three Months ended June 30, 2002	Six Months ended June 30, 2002
	In thousands except, per share amounts	In thousands except, per share amounts
Net revenues	$1,218	$3,110

Operating loss	$(2,985)	$(6,229)

Net Loss	$(2,203)	$(4,594)

Net loss per share—Basic and diluted	$(0.18)	$(0.37)

Weighted average number of common shares outstanding—Basic and diluted	12,427	12,439

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

Inventory Valuation. In 2001, due to the dramatic slowdown in the telecommunications sector and the economy in general, we recorded a write-down of excess inventory and purchase commitments of $8.45 million. Our estimate was based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. In the three and six months ended June 30, 2003, inventory that was previously written-down to $0 by taking a charge of $526,000 and $747,000, respectively, was sold for the amount of $1,490,000 and $1,625,000, respectively. In the three and six months ended June 30, 2002, inventory that was previously written-down to $0 by taking a charge of $470,000 and $667,000, respectively, was sold for the amount of $443,000 and $648,000, respectively.

Restructuring expenses. In 2001, we implemented a restructuring program that resulted in a reduction in force of approximately 75% of our employees and in excess facilities and equipment, and accordingly, we recorded a charge of $12.8 million. In the three and six months ended June 30, 2003, we utilized $31,000 and $1.9 million from the restructuring expenses, respectively. The remaining restructuring liability balance to be utilized relates to the Company’s anticipated loss under a noncancelable lease agreement expiring at the end of 2003.

Valuation of Identifiable Intangible Assets and Goodwill. Upon the acquisition of Shira, we recorded identifiable intangible assets of $3,091,000 and goodwill of $820,000. We amortized the identifiable assets over a period of three years. We assessed the identifiable intangible assets and goodwill for recoverability through the estimated future cash flows resulting from the use of the assets. Our assessment for recoverability, based on Shira’s valuation as of June 30, 2003, resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment.

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

Net Revenues

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

Net revenues increased by 60% to $1.9 million in the second quarter of 2003 from $1.2 million in the second quarter of 2002, and decreased by 21% to $2.4 million in the first six months of 2003 from $3 million in the first six months of 2002. Net revenues included $88,000 in the second quarter of 2003, and $227,000 in the first six months of 2003 from Software Products. The increase in revenues in the second quarter of 2003 primarily reflects the increase shipments of our products, particularly to the China market. The decrease in revenues in the first six months of 2003 primarily reflects a reduction of capital spending and further tightening of financial markets in the telecommunication industry, which has reduced our potential customers’ ability to secure financing and purchase equipment, and, to a lesser extent, also reflects delays in allocation of the 3.5 GHz frequency in China to fixed wireless applications. Net revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately $1.5 million in the second quarter of 2003 and $443,000 in the second quarter of 2002, and of approximately $1.6 million in the first six months of 2003 and $648,000 in the first six months of 2002. As a result of the write-down in 2001, the cost of revenues associated with the sales of this inventory has been accounted for as $0.

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues increased to $738,000 in the second quarter of 2003 from $273,000 in the second quarter of 2002, and decreased to $1.1 million in the first six months of 2003 from $1.2 million in the first six months of 2002. Cost of revenues included approximately $278,000 in the second quarter of 2003, and $562,000 in the first six months of 2003 from Software Products (including amortization of identifiable tangible assets acquired of $258,000 and $516,000, respectively). The increase in cost of revenues in the second quarter of 2003 was primarily attributable to the increase from shipments of our products and purchases of new inventories. The decrease in cost of revenues and in the gross margin in the first six months of 2003 was primarily attributable to the decrease in our net revenues in the first quarter of 2003. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $526,000 in the second quarter of 2003 and $470,000 in the second quarter of 2002, and $747,000 in the first six months of 2003 and $667,000 in the first six months of 2002, related to the sale of such inventories. We anticipate that our cost of revenues will increase, and our gross margin will decrease, in future periods as and to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facility in Jerusalem, Israel, and our software research and development activities in Shira are carried out in our facility in Kfar Saba, Israel. These expenses are charged to operations as incurred. Grants received from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel are deducted from research and development expenses. Our research and development expenses increased to $1.5 million in the second quarter of 2003 from $1 million in the second quarter of 2002, and to $2.7 million in the first six months of 2003 from $2.1 million in the first six months of 2002. Research and development expenses included approximately $547,000 for the second quarter of 2003, and $985,000 for the first six months of 2003 from Software Products. The increase in research and development expenses in 2003 was due to an increase in the second quarter of 2003 in development efforts for new wireless products, additional expenses that we incurred from Software Products. The increase in expenses in the first six months of 2003 was partially offset by a decrease in expenses in our wireless business in 2003 due to the previous reductions in our workforce and subcontractors, effected in the third and fourth quarters of 2002. Although we have recently increased our research and development expenses, as a result of the previous decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new wireless products to address the China market and other new markets. As a result of decreases in research and development activities from Software Products effected in the third quarter of 2003, we may be unable to develop next generation products and new products to meet the demands of the Software Products market.

Selling and Marketing Expenses

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $2.1 million in the second quarter of 2003 from $841,000 in the second quarter of 2002, and to $3.3 million in the first six months of 2003 from $2 million in the first six months of 2002. Sales and marketing expenses include approximately $912,000 in the second quarter of 2003, and $1.6 million in the first six months of 2003 from Software Products. The increase in sales and marketing expenses in the first six months of 2003 was due to an increase in the second quarter of 2003 in sales efforts for our wireless products in China and other new markets, including a marketing agreement with one of our Chinese customers amounting to $440,000 in the second quarter of 2003, and due to the additional expenses that we incurred from Software Products. The increase in expenses in the first six months of 2003 was partially offset by a decrease in expenses in our wireless business due to previous reductions in the number of sales and marketing personnel and the level of trade show and other promotional activities effected in 2002 in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our sales and marketing workforce in the first quarter of 2002. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in the China market and other new markets.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses decreased to $1,438 thousands in the second quarter of 2003 from $1,451 thousands in the second quarter of 2002, and to $2.7 million in the first six months of 2003 from $3 million in the first six months of 2002. General and administrative expenses included approximately $56,000 in the second quarter of 2003 and $99,000 in the first six months of 2003 from Software Products. The decrease in general and administrative expenses was primarily due to charges for stock compensation of approximately $240,000 recorded in the second quarter of 2002 and $480,000 recorded in the first six months of 2002. The decrease was partially offset by an increase in professional fees in the first six months of 2003 and additional expenses that we incurred from Software Products. General and administrative expenses also included expenses of $528,000 for the first six months of 2003, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and his wife are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Impairment of intangible assets, property and equipment and goodwill

Due to the continuing decline in Shira’s sales, recurring losses and its inability to penetrate the market, we performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million in 2001. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. We utilized $31,000 in the second quarter of 2003, and $1,884,000 in the first six months of 2003 from the accrued restructuring liability. The remaining restructuring liability balance to be utilized relates to our anticipated loss under a noncancelable lease agreement expiring at the end of 2003.

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income was $357,000 in the second quarter of 2003 and $685,000 in the second quarter of 2002, and $776,000 in the first six months of 2003 and $1.6 million in the first six months of 2002, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000.

We expect that our interest income will continue to decrease due to decreasing cash balances and reduced interest rates in financial markets.

Income Taxes

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

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Amortization and charge related to stock compensation were $0 in the second quarter of 2003 and $300,000 in the second quarter of 2002. The charges for stock compensation were $0 in the first six months of 2003 and gross charges of $674,000 in the first six months of 2002, with a decrease in compensation of $152,000 related to an accounting variable plan in the first quarter of 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had $63.6 million of cash, cash equivalents and short-term investments. In the first six months of 2003, net cash used in operations was $8.5 million, comprised of our net loss of $9.4 million and changes in other working capital accounts of $2.6 million, capital gain of $1,000, and partially offset by a non-cash charges of $850,000 for depreciation and amortization, $2.6 million of impairment of identifiable intangible assets, property and equipment and goodwill. In the first six months of 2002, cash used in operations was $5.8 million, comprised of our net loss of $3.5 million and changes in other working capital accounts of $3.3 million, and partially offset by a non-cash charges of $522,000 for deferred stock compensation charges and $505,000 for depreciation and amortization.

In the first six months of 2003, net cash provided by investing activities was $8.4 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $8.5 million, proceeds from sale of property and equipment amounting to approximately $1,000, and partially offset by an outflow of approximately $134,000 for investments in property and equipment. In the first six months of 2002, net cash provided by investing activities was $19.7 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $19.6 million, the inflow cash activities were, net cash acquired, due to the purchase of Shira, of $38,000 and proceeds from sale of property and equipment amounting to approximately $2,000, and partially offset by an outflow of approximately $11,000 for investments in property and equipment.

Financing activities in the first six months of 2003 amounted to approximately $127,000 of proceeds from purchases of stock under the employee stock purchase plan. Financing activities in the first six months of 2002 resulted in a net outflow of approximately $960,000 from a loan to our former Chief Executive Officer in an amount of $1 million and partially offset by proceeds from stock option exercises and purchases of stock under the employee stock purchase plan.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. We are currently analyzing the impact of this Statement but do not believe that on adoption, it will have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that these instruments be classified as liabilities in statements of financial position. This Statement is effective prospectively for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement shall be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We are currently analyzing the impact of this Statement.

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $9.2 million in 2002 and $9.4 million in the first six months of 2003. As of June 30, 2003, our accumulated deficit was approximately $169 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our increased efforts in China. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain our business and may need to shut it down.

Our future success in the telecommunications business depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop or expand. The major service providers in the United States, including WorldCom, which is currently in Chapter 11 reorganization proceedings, and Sprint have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. In the event that service providers adopt technologies other than the wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business and may be required to cease operations in this business.

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

In addition, commencing in 2001 and continuing through the first half of 2003, the market for telecommunications equipment significantly declined, which severely adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband wireless access equipment, does not improve and grow, our business would be substantially harmed.

If the communications and Internet industries do not grow and evolve in a manner favorable to our business strategy or us, our business may be seriously harmed.

Our future success is dependent upon the growth of the communications industry and, in particular, the Internet. The growth of the global communications and Internet industries has slowed significantly over the past two years. Furthermore, these markets continue to evolve rapidly because of advances in technology and changes in customer demand. We cannot predict growth rates or future trends in technology development. In addition, the deregulation, privatization and economic globalization of the worldwide communications market, which resulted in increased competition and escalating demand for new technologies and services, may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high-speed or enhanced communications products may not continue at its current rate or at all.

Because we operate in international markets, and particularly in China, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 72% of our revenues in the first six months of 2003 and 34% of our revenues in 2002. Sales to China accounted for approximately 89% of our revenues outside of North America in the first six months of 2003 and approximately 73% of our sales outside of North America in 2002. We expect that international sales, and in particular sales to China, will account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales and operations exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

The spread of Severe Acute Respiratory Syndrome (“SARS”) in China, and in particular in Beijing, recently disrupted commerce in China and caused a severe disruption of businesses in Beijing. In addition, both internal and international flights into and out of Beijing were reduced. Although SARS appears to have been contained, if SARS re-emerges and spreads in Beijing and China, the markets for our products there may be adversely affected. In addition, we will likely restrict the travel of our sales and technical personnel to China if SARS is not contained, which could adversely affect our ability to market and sell our products in China and provide technical assistance to our customers in China. In addition, a restriction of flights in China could disrupt shipments of our products into China and delay or curtail sales of our products. If SARS spreads beyond China, other world markets for our products may also be adversely affected.

Since we have significantly reduced our workforce and expenses, we may not be able to address successfully the telecommunications market if and when it recovers.

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through the first six months of 2003. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. In the second quarter of 2003, we increased our sales and marketing expenses and research and development expenses in connection with our increased efforts in China, although such expenses continue to be at low levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses and may never achieve profitability. We may be unable effectively to sell and market our products without substantially further increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address customer needs in the telecommunications market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues. In the first six months of 2003, Wuhan Research Institute of Posts and Telecommunication accounted for approximately 60% of our revenues (62% of our wireless revenues); and Dalager Engineering Inc. accounted for approximately 12% of our revenues (13% of our wireless revenues).

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

We may not be able to sell Shira on acceptable terms, or at all.

In August 2003, the Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. In addition, Vyyo is exploring the sale of Shira’s operations and assets to Shira’s management; however, if it is unable to negotiate a sale on acceptable terms, Vyyo expects to complete the winding down of Shira within the next two months. Vyyo made this decision due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. Vyyo would likely receive only minimal value, if any, in a sale of Shira.

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

Our Chief Financial Officer, one of our directors and many of our employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

If we determine to pursue alternatives to our traditional wireless business, we may not be successful in effecting any such transactions on favorable terms, or at all, which could adversely affect our future prospects.

While we are continuing to operate our traditional wireless business and have increased our sales and marketing efforts in the China market, sales in other markets have not significantly increased and may not increase in the foreseeable future; therefore, we are also considering a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our fixed broadband wireless access technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal. In addition to our acquisition of Shira in 2002, we also continue to explore alternatives relating to the licensing, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We may not be able to successfully operate or integrate businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating such other businesses profitably, just as we were unsuccessful in operating Shira as a successful business. In addition, we may have difficulty integrating other companies’ personnel, operations, products and technologies into our current business. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband wireless market, which would adversely affect our business.

Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the United States will use mobile technology such as 3G cellular technology in the MMDS band, it will harm our business because Vyyo’s current technology does not support mobile services. If the United States and/or other countries do not provide sufficient spectrum for fixed wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, there has been delay in the allocation of 3.5Ghz licenses, although China has recently begun issuing operating licenses for fixed wireless in the 3.5Ghz band to service providers in a number of provinces. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc., Wi-LAN Inc., Netro Corporation, Harris Corporation, REMEC, Inc. and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers, and many of these companies are operating and increasing their presence in the China market, on which we believe a substantial portion our business will depend. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

We currently have relationships with two contract manufacturers for the manufacturing of our fixed broadband wireless systems, which are located in Israel. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal agreement or relationship with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to identify and enter into a relationship with a manufacturer for our modems would harm our business.

In addition to sales to system integrators, we also sell in some instances directly to service providers. Such direct sales require us to resell to service providers equipment manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We are particularly dependent on third party radio suppliers in selling our 3.5 Ghz and other products. We currently have no formal relationship with any third party supplier. If we are unable to establish relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

Although we reduced the costs of our fixed broadband wireless operations in response to the decline in our business outlook, we have recently increased certain expenses to address the market opportunity in China, and we will need to continue to monitor closely our costs and expenses. If the market and our business does not expand, we may need to reduce further our operations.

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

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, and our President and Chief Operating Officer, Michael Corwin, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board, and Mr. Corwin previously served as an officer of DSP Group. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, and is an investor and co-Chief Executive Officer of an Israeli investor group in which Mr. Gilo is also an investor. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be deemed to limit their independence.

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

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $63.6 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of June 30, 2003

If market interest rates were to increase on June 30, 2003 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $45,000 or approximately 0.1% of the total portfolio (approximately 0.1% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2003 remains constant throughout the third quarter of 2003 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2003 remain constant for the duration of the third quarter of 2003, interest income for the third quarter of 2003 would be approximately $697,000. Assuming a decline of 10% in the market interest rates at June 30, 2003, interest income for the third quarter of 2003 would be approximately $695,000, which represents a decrease in interest income of approximately $2,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended June 30, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at June 30, 2003, over the remaining contractual lives.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Vyyo’s management, with the participation of Vyyo’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Vyyo’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Vyyo’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Vyyo’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Vyyo in the reports it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in Vyyo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Vyyo’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

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

From April 3, 2000, until June 30, 2003, we used approximately $6.5 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $62.3 million of the net offering proceeds for working capital.

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

From September 13, 2000, until June 30, 2003, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Vyyo Inc. annual meeting of stockholders was held on May 12, 2003. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of two (2) Class III directors to serve for a three-year term until the 2006 annual meeting of stockholders. The results of the voting were as follows:

a. Samuel L. Kaplan

Number of shares voted FOR	11,577,699
Number of shares WITHHOLDING AUTHORITY	41,575

b. Alan L. Zimmerman

Number of shares voted FOR	11,555,876
Number of shares WITHHOLDING AUTHORITY	63,398

The other directors whose terms of office as directors have continued after the annual meeting are Davidi Gilo, Lewis S. Broad, Neill H. Brownstein, Avraham Fischer, and John P. Griffin.

2. Ratification of the appointment of Kesselman & Kesselman CPAs (ISR), a member of PricewaterhouseCoopers International Limited, as independent auditors of Vyyo Inc. for the fiscal year ending December 31, 2003. The results of the voting were as follows:

Number of shares voted FOR	11,616,290
Number of shares voted AGAINST	2,984
Number of shares ABSTAINING	-0-
Number of Broker Non-Votes	-0-

Item 5. OTHER INFORMATION

In July 2002, Vyyo acquired Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets. On August 12, 2003, Vyyo’s Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. In addition, Vyyo is exploring the sale of Shira’s operations and assets to Shira’s management; however, if it is unable to negotiate a sale of Shira on acceptable terms, Vyyo expects to complete the winding down of Shira within the next two months. This decision was based on the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. Vyyo would likely receive only minimal value, if any, in a sale of Shira.

As a result, the Company recorded approximately $271,000 severance expenses, relating to existing contractual termination benefits of Shira’s employees, included in the Company’s research and development expenses, sales and marketing expenses and general and administrative expenses amounting to $162,000, $86,000 and $23,000, respectively. In addition, the Company expects to recognize additional expenses in the third quarter of 2003, ranging between $250,000 and $350,000, associated mainly with employee termination costs and other contractual obligations. The costs associated with the employee terminations will be paid during the second half of 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 14, 2003, Vyyo filed a report on Form 8-K furnishing under Item 9 of Form 8-K, and pursuant to Item 12 of Form 8-K, its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)