Form 10-Q
period 2003-09-30
VYYO INC
filed 2003-10-30
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30189

VYYO INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4015 Miranda Avenue, First Floor, Palo Alto, California	94304
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 650-319-4000

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

As of October 28, 2003, there were 12,730,560 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30, 2003	December 31, 2002

	(Unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$11,173	$15,071
Short-term investments	50,436	57,244
Accounts receivable	981	297
Inventories (note 2)	820	79
Other	732	537

Total current assets	64,142	73,228

PROPERTY AND EQUIPMENT, net	938	1,414
GOODWILL (note 3)	—	420
IDENTIFIABLE INTANGIBLE ASSETS (note 3)	—	2,574

Total assets	$65,080	$77,636

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable	$1,687	$965
Accrued liabilities (note 4)	6,603	5,788
Accrued restructuring liability (note 4)	35	2,114

Total current liabilities	8,325	8,867

CONTINGENCIES (note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 12,730,560 and 12,545,036 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	229,414	229,115
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive income	(3)	315
Accumulated deficit	(171,619)	(159,624)

Total stockholders’ equity	56,755	68,769

Total liabilities and stockholders’ equity	$65,080	$77,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
NET REVENUES (note 8)	$2,223	$775	$4,355	$3,765
COST OF REVENUES	690	(89)	1,236	1,089

GROSS PROFIT	1,533	864	3,119	2,676

OPERATING EXPENSES:
Research and development, net	1,083	979	2,832	3,057
Selling and marketing	1,124	721	2,876	2,719
General and administrative	995	1,210	3,627	4,210
Charge for restructuring	(24)	(151)	(24)	(303)

Total operating expenses	3,178	2,759	9,311	9,683

OPERATING LOSS	(1,645)	(1,895)	(6,192)	(7,007)
INTEREST INCOME, net	329	537	1,118	2,124

NET LOSS FROM CONTINUING OPERATIONS	(1,316)	(1,358)	(5,074)	(4,883)
DISCONTINUED OPERATIONS (note 3)	(1,276)	(1,003)	(6,921)	(1,003)

NET LOSS	$(2,592)	$(2,361)	$(11,995)	$(5,886)

NET LOSS PER COMMON SHARE -
Basic and diluted:
Continuing operations	$(0.10)	$(0.11)	$(0.40)	$(0.40)
Discontinued operations	(0.10)	(0.08)	(0.55)	(0.08)

	$(0.20)	$(0.19)	$(0.95)	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS) -

Basic and diluted	12,722	12,395	12,691	12,284

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,995)	$(5,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	1,103	995
Impairment of identifiable intangible assets and property and equipment	2,224
Impairment of goodwill	420
Amortization and charge related to stock compensation	136	522
Capital gain on sale of fixed assets	(1)
Changes in assets and liabilities:
Accounts receivable	(684)	153
Other current assets	(195)	(177)
Inventories	(741)	606
Accounts payable	722	(368)
Accrued liabilities	815	(2,962)
Restructuring liabilities	(2,079)	(625)

Net cash used in operating activities	(10,275)	(7,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(277)	(67)
Proceeds from sale of property and equipment	1	15
Net cash used in the purchase of Shira Computers Ltd.		(12)
Purchase of short-term investments	(60,688)	(41,927)
Proceeds from sales and maturities of short-term investments	67,178	55,626

Net cash provided by investing activities	6,214	13,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	163	78
Proceeds from short term credit		(820)
Loan to former Chief Executive Officer		(1,000)

Net cash provided by (used in) financing activities	163	(1,742)

Increase (decrease) in cash and cash equivalents	(3,898)	4,151
Cash and cash equivalents at beginning of period	15,071	17,380

Cash and cash equivalents at end of period	11,173	$21,531

Non-cash financing activities:
Issuance of common stock for notes receivable		$37

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

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). With respect to Shira Computers Ltd. (“Shira”), see note 3. All material intercompany balances and transactions have been eliminated in consolidation.

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

During the year 2001, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the three and nine months ended September 30, 2003, inventory that was previously written-down to $0 by taking a charge of $588,000 and $1,335,000, respectively, was sold for the amount of $897,000 and $2,522,000, respectively. In the three and nine months ended September 30, 2002, inventory that was previously written-down to $0 by taking a charge of $233,000 and $900,000, respectively, was sold for the amount of $333,000 and $981,000, respectively.

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

The Company’s goodwill is allocated to the Software Products segment.

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock Based Compensation (continued)

Pro forma information regarding net loss required under SFAS No. 148 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 calculation. The fair value for stock options was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002: risk-free interest rates ranging from 1.09% to 4.57%; dividend yields of zero; weighted-average expected life of the options of approximately 4.19, 1.5, 4.05 and 3.07 years; and volatility ranging from 0.66 to 1.21.

The Company’s pro forma information is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	In thousands (except per share data)		In thousands (except per share data)
Net loss from continuing operations as reported	$(1,316)	$(1,358)	$(5,074)	$(4,883)
Deduct: stock based employee compensation expense, included in reported net loss	136		136	522
Add: stock based employee compensation expense determined under fair value method for all awards	(538)	(349)	(789)	(1,814)

Pro Forma net loss from continuing operations	$(1,718)	$(1,707)	$(5,727)	$(6,175)

Loss from discontinued operations as reported	$(1,276)	$(1,003)	$(6,921)	$(1,003)
Add: stock based employee compensation income (expense) determined under fair value method for all awards	1		(13)

Pro Forma loss from discontinued operations	$(1,275)	$(1,003)	$(6,934)	$(1,003)

Pro forma net loss	$(2,993)	$(2,710)	$(12,661)	$(7,178)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.10)	$(0.11)	$(0.40)	$(0.40)
Discontinued operations	(0.10)	(0.08)	(0.55)	(0.08)

	$(0.20)	$(0.19)	$(0.95)	$(0.48)

Proforma:
Continuing operations	$(0.14)	$(0.14)	$(0.45)	$(0.50)
Discontinued operations	(0.10)	(0.08)	(0.55)	(0.08)

	$(0.24)	$(0.22)	$(1.00)	$(0.58)

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

2. Inventories

Inventory is comprised of the following:

	September 30, 2003	December 31, 2002

	In thousands
Raw materials	$345
Work in process	255
Finished goods	220	$79

	$820	$79

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira – Discontinued Operations

(a)	On May 14, 2002, the Company acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment).

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, on August 12, 2003, the Company’s Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. On August 14, 2003, Shira’s remaining employees were terminated.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, current period results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively.

Assets and liabilities of the discontinued operation were as follows:

	September 30, 2003	December 31, 2002
	In thousands
Current Assets	$161	$208

Fixed Assets	$72	$343

Goodwill	$—	$420

Identifiable intangible assets	$—	$2,574

Current liabilities *	$1,571	$1,567

*	As of September 30, 2003, current liabilities included a provision for severance pay expenses and termination of contractual obligations in the amount of $340,000 which will be paid in the forth quarter of 2003.

Profit and loss of the discontinued operations were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	In thousands		In thousands
Net revenues	$80	$151	$307	$151
Cost of revenues	28	286	590	286

Gross profit (loss)	52	(135)	(283)	(135)

Loss from operations	1,273	966	6,907	966
Interest expenses, net	3	37	14	37

Net loss from discontinued operations	$1,276	$1,003	$6,921	$1,003

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira - Discontinued Operations (continued)

Loss from discontinued operations includes:

(1)	The Company amortized the identifiable intangible assets over a period of three years. The amortization of identifiable assets is as follows:

	Three Months ended September 30,	Nine Months ended September 30,
	2002	2003	2002
	In thousands	In thousands
Acquired technology	$229	$456	$229
Customers list	30	60	30

	$259	$516	$259

(2)	Impairment charges of $2,644,000 see b below

(3)	Severance expenses and termination of contractual obligations as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Provision as of June 30, 2003	$271	$—	$271
Expenses incurred in the period	181	146	327

Total expenses	452	146	598
Incurred expenses paid during the period	(258)		(258)

Balance as of September 30, 2003	$194	$146	$340

(b)	Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

The changes in the amount of identifiable intangible assets and in the carrying amount of goodwill for the period of nine months ended September 30, 2003 are as follows:

	Acquired technology	Customer list	Goodwill
	In thousands
Balance as of January 1, 2003	$2,287	$287	$420
Amortization	(456)	(60)
Impairment in June 30, 2003	(1,831)	(227)	(420)

Balance as of September 30, 2003	$—	$—	$—

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Current Liabilities

Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
	In thousands
Compensation and benefits	$1,889	$1,940
Withholding tax	1,678	1,442
Royalties	943	1,137
Warranty *	472	395
Other	1,621	874

	$6,603	$5,788

*	The changes in the balance during the periods are comprised of the following:

	Nine Months ended September 30,	Year ended December 31,
	2003	2002
	In thousands
Balance at beginning of period	$395	$1,363
Liability acquired upon Shira acquisition		141
Payments made under the warranty		(195)
Product warranty issued for new sales	318	252
Changes in accrual in respect of warranty periods ending	(241)	(1,166)

Balance at end the of period	$472	$395

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses. The Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other related benefits due to a reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. In the three and nine months ended September 30, 2003, the Company recorded a restructuring income of $24,000, comprised of a positive adjustment of $160,000 adjustment less $136,000 in compensation charges with respect to variable compensation plan related to our former Chief Executive Officer (see note 6). In the three and nine months ended September 30, 2003, the Company utilized $35,000 and $1,919,000 from the restructuring expenses, respectively. The remaining restructuring liability balance to be utilized relates to the Company’s anticipated loss under a noncancelable lease agreement until it expires at the end of 2003.

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

Former employees’ claims

The Company is involved in litigation with former employees in a total amount of approximately $60,000. The Company’s management believes that the provision included in the financial statements as of September 30, 2003 is sufficient to cover the Company’s exposure deriving from these claims.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

6. Former Chief Executive Officer (“Former CEO”) separation agreement

In April 2002, pursuant to a separation agreement entered into in October 2001, the Company’s Former CEO drew down on the $1,000,000 loan provided for in the separation agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options.

Combined accounting is being done related to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total charge for the three months ended September 30, 2003 and 2002 associated with these options were $136,000 and $0, respectively, and for the nine months ended September 30, 2003 and 2002 were expense of $136,000 and an income of $152,000, respectively. The charges were recorded under restructuring charges.

7. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	In thousands		In thousands
Net loss	$(2,592)	$(2,361)	$(11,995)	$(5,886)
Unrealized loss on available-for-sale securities	(118)	56	(318)	(471)

Comprehensive loss	$(2,710)	$(2,305)	$(12,313)	$(6,357)

8. Segment Reporting

Following the cessation of business operation of Shira, as described in note 3 above, the Company has one business segment: “Fixed broadband wireless”.

Sales to major customers:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net revenues:

Customer A	53%	11%	60%	28%

Customer B	22%		14%

Customer C	10%	37%	12%	28%

Customer D	9%	24%	5%	5%

Customer E		15%		14%

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

9. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46, entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply - for calendar year-end company - as of December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, contained in Vyyo’s Annual Report (Form 10-K) for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Vyyo’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn that has continued throughout 2002 and to the present. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through the third quarter of 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability.

While we are continuing to operate our traditional wireless business and have increased our sales and marketing efforts and research and development efforts to address the China market and other new markets. We also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $12 million for the nine months ended September 30, 2003. As of September 30, 2003, our accumulated deficit was approximately $172 million.

On May 14, 2002, Vyyo acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment).

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, on August 12, 2003, Vyyo’s Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. On August 14, 2003, Shira’s remaining employees were terminated.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, current period results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively.

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

Inventory Valuation. In 2001, due to the dramatic slowdown in the telecommunications sector and the economy in general, we recorded a write-down of excess inventory and purchase commitments of $8.45 million. Our estimate was based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. In the three and nine months ended September 30, 2003, inventory that was previously written-down to $0 by taking a charge of $588,000 and $1.3 million, respectively, was sold for the amount of $897,000 and $2.5 million, respectively.

Restructuring expenses. In 2001, we implemented a restructuring program that resulted in a reduction in force of approximately 75% of our employees and in excess facilities and equipment, and accordingly, we recorded a charge of $12.8 million. In the three and nine months ended September 30, 2003, we utilized $35,000 and $1.9 million from the restructuring expenses, respectively. In the three and nine months ended September 30, 2003, we recorded a restructuring income item of $24,000, comprised of a $160,000 adjustment less $136,000 in compensation charges with respect to a variable compensation plan related to our former Chief Executive Officer. The remaining restructuring liability balance to be utilized relates to the Company’s anticipated loss under a noncancelable lease agreement expiring at the end of 2003.

Valuation of Identifiable Intangible Assets and Goodwill. Upon the acquisition of Shira, we recorded identifiable intangible assets of $3,091,000 and goodwill of $820,000. We amortized the identifiable intangible assets over a period of three years. We assessed the identifiable intangible assets and goodwill for recoverability through the estimated future cash flows resulting from the use of the assets. Our assessment for recoverability, based on Shira’s valuation as of June 30, 2003, resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment.

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

Net revenues increased by 187% to $2.2 million in the third quarter of 2003 from $775,000 in the third quarter of 2002, and by 16% to $4.4 million in the first nine months of 2003 from $3.8 million in the first nine months of 2002. The increase in revenues in the third quarter and in the first nine months of 2003, primarily reflects the increased shipments of our products, particularly to the China market. Net revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately $897,000 in the third quarter of 2003 and $333,000 in the third quarter of 2002, and of approximately $2.5 million in the first nine months of 2003 and $981,000 in the first nine months of 2002. As a result of the write-down in 2001, the cost of revenues associated with the sales of this inventory has been accounted for as $0.

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues increased to $690,000 in the third quarter of 2003 from an income of $89,000 in the third quarter of 2002, and to $1.2 million in the first nine months of 2003 from $1.1 million in the first nine months of 2002. The increase in cost of revenues in the third quarter and in the first nine months of 2003, were primarily attributable to the increase in shipments of our products and purchases of new inventories in order to supply the demand to our products; and a reversal of a warranty accrual in the third quarter of 2002 of $400,000. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $588,000 in the third quarter of 2003 and $233,000 in the third quarter of 2002, and $1.3 million in the first nine months of 2003 and $900,000 in the first nine months of 2002, related to the sale of such inventories. We anticipate that our cost of revenues will increase, and our gross margin will decrease, in future periods as and to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facility in Jerusalem, Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $1.1 million in the third quarter of 2003 from $1 million in the third quarter of 2002, and decreased to $2.8 million in the first nine months of 2003 from $3.1 million in the first nine months of 2002. The increase in research and development expenses in the third quarter of 2003 was due to an increase in the third quarter of 2003 in development efforts for new wireless products. The decrease in expenses in the first nine months of 2003 was due to a decrease in expenses in our wireless business in the first six months of 2003 because of the previous reductions in our workforce and subcontractors, effected in the third and fourth quarters of 2002. Although we have recently increased our research and development expenses, as a result of the previous decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new wireless products to address the China market and other new markets.

Selling and Marketing Expenses

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $1.1 million in the third quarter of 2003 from $721,000 in the third quarter of 2002, and to $2.9 million in the first nine months of 2003 from $2.7 million in the first nine months of 2002. The increase in sales and marketing expenses in the third quarter and the first nine months of 2003 was due to an increase in the second and third quarter of 2003 in sales efforts for our wireless products in China and other new markets, including expenses from a marketing agreement with one of our Chinese OEM customers amounting to $660,000. The increase in expenses in the first nine months of 2003 was partially offset by a decrease in expenses in our wireless business due to previous reductions in the number of sales and marketing personnel and the level of trade show and other promotional activities effected in 2002 in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our sales and marketing workforce in the first quarter of 2002. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in the China market and other new markets.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses decreased to $1 million in the third quarter of 2003 from $1.2 million in the third quarter of 2002, and to $3.6 million in the first nine months of 2003 from $4.2 million in the first nine months of 2002. The decrease in general and administrative expenses in the third quarter and first nine months of 2003 were primarily due to a decrease in travel expenses, a decrease in insurances expenses and charges for stock compensation of approximately $0 recorded in the first nine months of 2003 and $480,000 recorded in the first nine months of 2002. The decrease was partially offset by an increase in professional fees in the first nine months of 2003. General and administrative expenses also included expenses of $528,000 for the first nine months of 2003, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and a trust for his benefit are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million in 2001. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. In the third quarter of 2003, we recorded restructuring income of $24,000, comprised of a positive adjustment of $160,000 adjustment less $136,000 in compensation charges with respect to a variable compensation plan related to our former Chief Executive Officer. The remaining restructuring liability balance to be utilized relates to the Company’s anticipated loss under a noncancelable lease agreement until it expires at the end of 2003.

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income was $329,000 in the third quarter of 2003 and $537,000 in the third quarter of 2002, and $1.1 in the first nine months of 2003 and $2.1 million in the first nine months of 2002, mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances and reduced interest rates in financial markets.

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

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Charges related to stock compensation were $136,000 in the third quarter of 2003 and $0 in the third quarter of 2002. The charges for stock compensation were $136,000 in the first nine months of 2003 and gross charges of $674,000 in the first nine months of 2002, with a decrease in compensation of $152,000 related to an accounting variable plan in the first quarter of 2002.

Discontinued Operation

On May 14, 2002, we acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment).

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, on August 12, 2003, Vyyo’s Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. On August 14, 2003, Shira’s remaining employees were terminated.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, current period results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively.

Assets and liabilities of the discontinued operations were as follows:

	September 30, 2003	December 31, 2002
	In thousands
Current Assets	$161	$208

Fixed Assets	$72	$343

Goodwill	$—	$420

Identifiable intangible assets	$—	$2,574

Current liabilities *	$1,571	$1,567

*	As of September 30, 2003, current liabilities included a provision for severance pay expenses and termination of contractual obligations in the amount of $340,000 which will be paid in the forth quarter of 2003.

Profit and loss of the discontinued operations were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	In thousands		In thousands
Net revenues	$80	$151	$307	$151
Cost of revenues	28	286	590	286

Gross profit (loss)	52	(135)	(283)	(135)

Loss from operations	1,273	966	6,907	966
Interest expenses, net	3	37	14	37

Net loss from discontinued operations	$1,276	$1,003	$6,921	$1,003

Loss from discontinued operations includes:

(1)	Amortization of identifiable assets (we amortized the identifiable intangible assets over a period of three years)

	Three Months ended September 30,	Nine Months ended September 30,
	2002	2003	2002
	In thousands	In thousands
Acquired technology	$229	$456	$229
Customers list	30	60	30

	$259	$516	$259

(2)	Severance expenses and termination of contractual obligations as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Provision as of June 30, 2003	$271	$—	$271
Expenses incurred in the period	181	146	327

Total expenses	452	146	598
Incurred expenses paid during the period	(258)		(258)

Balance as of September 30, 2003	$194	$146	$340

(3)	Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, we performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

The changes in the amount of identifiable intangible assets and in the carrying amount of goodwill for the period of nine months ended September 30, 2003 are as follows:

	Acquired technology	Customers list	Goodwill
	In thousands
Balance as of January 1, 2003	$2,287	$287	$420
Amortization	(456)	(60)
Impairment in June 30, 2003	(1,831)	(227)	(420)

Balance as of September 30, 2003	$—	$—	$—

Liquidity and Capital Resources

As of September 30, 2003, we had $61.6 million of cash, cash equivalents and short-term investments. In the first nine months of 2003, net cash used in operations was $10.3 million, comprised of our net loss of $12 million and changes in other working capital accounts of $2.2 million, capital gain of $1,000, and partially offset by a non-cash charges of $1.1 million for depreciation and amortization, $2.6 million of impairment of identifiable intangible assets, property and equipment and goodwill. In the first nine months of 2002, cash used in operations was $7.7 million, comprised of our net loss of $5.9 million and changes in other working capital accounts of $3.4 million, and partially offset by non-cash charges of $522,000 for deferred stock compensation charges and $995,000 for depreciation and amortization.

In the first nine months of 2003, net cash provided by investing activities was $6.2 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $6.5 million, proceeds from sale of property and equipment amounting to approximately $1,000, and partially offset by an outflow of approximately $277,000 for investments in property and equipment. In the first nine months of 2002, net cash provided by investing activities was $13.6 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $13.7 million as well as proceeds from sale of property and equipment amounting to approximately $15,000, partially offset by an outflow of approximately $79,000 for investments in property and equipment and in the purchase of Shira.

Financing activities in the first nine months of 2003 amounted to approximately $163,000 of proceeds from purchases of stock under the employee stock purchase plan. Financing activities in the first nine months of

2002 resulted in a net outflow of approximately $1.7 million from a loan to our former Chief Executive Officer and from proceeds from short term debt, partially offset by proceeds from stock option exercises and purchases of stock under the employee stock purchase plan.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46 entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIE) and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective as follows: for variable interests in variable interest entities created after January 31, 2003, FIN 46 shall apply immediately, for variable interests in variable interest entities created before that date, FIN 46 shall apply - for calendar year-end company - as of December 31, 2003. We do not expect the adoption of FIN 46 to have a material effect on our consolidated financial statements.

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

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $9.2 million in 2002 and $12 million in the first nine months of 2003. As of September 30, 2003, our accumulated deficit was approximately $172 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our increased efforts in China. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Economic weakness has adversely affected, and could continue to affect adversely, our revenue, gross margin and expenses.

Our revenue and gross margin depend significantly on general economic conditions and the demand for fixed wireless broadband access systems. Weak demand for our products and services caused by ongoing economic weakness over the past several years has resulted, and may result, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. Economic and market conditions continue to be challenging. As a result, individuals and companies have delayed or reduced expenditures, including those for technology. In addition, if our customers experience financial difficulties, we could experience increases in bad debt write-offs and additions to reserves in our receivables portfolio, our lessees may be unable to make required payments. Continued uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in broadband wireless technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

In addition, commencing in 2001 and continuing through the first nine months of 2003, the market for telecommunications equipment significantly declined, which severely adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband wireless access equipment, does not improve and grow, our business would be substantially harmed.

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

Sales outside of North America accounted for approximately 80% of our revenues in the first nine months of 2003 and 34% of our revenues in 2002. Sales to China accounted for approximately 92% of our revenues outside of North America in the first nine months of 2003 and approximately 73% of our sales outside of North America in 2002. We expect that international sales, and in particular sales to China, will account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

•	economic and political instability;

•	terrorist acts, international conflicts and acts of war;

•	our international customers’ ability to obtain financing to fund their deployments;

•	changes in regulatory requirements and licensing frequencies to service providers;

•	import or export licensing requirements and tariffs;

•	labor shortages or stoppages;

•	trade restrictions and tax policies; and

•	limited protection of intellectual property rights.

Any of the foregoing difficulties of conducting business internationally could seriously harm our business.

Terrorist acts, international conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to the Company, our employees, facilities, partners, suppliers, distributors or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Afghanistan and Iraq as well as the threat of conflict with North Korea, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. Any political, economic or other instability in the United States, Taiwan, China or Israel in particular could adversely affect our suppliers and our business.

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

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through the first nine months of 2003. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. In the second and third quarters of 2003, we increased our sales and marketing expenses and research and development expenses in connection with our increased efforts in China, although such expenses continue to be at low levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses and may never achieve profitability. We may be unable effectively to sell and market our products without substantially further increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address customer needs in the telecommunications market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net revenues:

Customer A	53%	11%	60%	28%

Customer B	22%		14%

Customer C	10%	37%	12%	28%

Customer D	9%	24%	5%	5%

Customer E		15%		14%

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

In August 2003, the Board of Directors determined to cease substantially all of Shira’s business operations and terminate substantially all of Shira’s employees. On August 14, 2003, Shira’s remaining employees were terminated. In addition, Vyyo is exploring the sale of Shira’s operations and assets to Shira’s former management; however, if it is unable to negotiate a sale on acceptable terms, Vyyo expects to complete the winding down of Shira within the next three months. Vyyo made this decision due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. Vyyo would likely receive only minimal value, if any, in a sale of Shira.

Conditions in Israel affect our operations and may limit our ability to produce and sell our systems.

Our research and development, final testing and assembly facilities, and some contract manufacturers are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the recent United States war against Iraq and the current military and political presence of the United States or its allies in Iraq could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel and the Middle East, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

We continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating such other businesses profitably, just as we were unsuccessful in operating Shira as a successful business. In addition, we may have difficulty integrating other companies’ personnel, operations, products and technologies into our current business. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities and may be unsuccessful in acquiring new businesses.

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

Our systems may contain undetected defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our software or hardware that we have failed to detect. We have in the past experienced, and may experience from time to time in the future, defects in new or enhanced products and systems after commencement of commercial shipments, or defects in deployed systems. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system, it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we may also be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our fixed broadband wireless systems, which contractors are located in Israel, Taiwan and China. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal agreement or relationship with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to identify and enter into a relationship with a manufacturer for our modems would harm our business.

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

Delays and shortages in the supply of components from our suppliers and third party vendors could reduce our revenues or increase our cost of revenue.

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

Similarly, our pending or future trademark applications may not be approved and may not be sufficient to protect our trademarks in the markets where we either do business or hope to conduct business. The inability to secure any necessary trademark rights could be costly and could seriously harm our business.

We regularly evaluate and seek to explore and develop derivative products relating to our fixed broadband wireless systems. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband wireless industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty make it difficult to forecast future demand for our products.

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

In the past, we received grants from the government of Israel for the financing of a portion of our research and development expenditures for previous products in Israel. The regulations under which we received these grants restrict our ability to manufacture products or transfer technology outside of Israel for products developed with this technology. Furthermore, these grants may not be available to us in the future.

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

As of September 30, 2003, we had cash, cash equivalents and short-term investments of $61.6 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of September 30, 2003

If market interest rates were to increase on September 30, 2003 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $43,000 or approximately 0.08% of the total portfolio (approximately 0.07% of total assets). Assuming that the average yield to maturity on our portfolio at September 30, 2003 remains constant throughout the fourth quarter of 2003 and assuming that our cash, cash equivalents and short-term investments balances at September 30, 2003 remain constant for the duration of the fourth quarter of 2003, interest income for the fourth quarter of 2003 would be approximately $669,000. Assuming a decline of 10% in the market interest rates at September 30, 2003, interest income for the fourth quarter of 2003 would be approximately $667,000, which represents a decrease in interest income of approximately $2,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended September 30, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at September 30, 2003, over the remaining contractual lives.

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

From April 3, 2000, until September 30, 2003, we used approximately $6.7 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $64.1 million of the net offering proceeds for working capital.

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

From September 13, 2000, until September 30, 2003, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

The Company has entered into a Sublease Agreement with Tibco Software, Inc. commencing on or around November 1, 2003 for the lease of approximately 14,565 square feet of commercial office space in Palo Alto, California for the Company’s principal place of business (the “Lease”). Consummation of the Lease remains subject to the final approval of the master landlord and the ground lessor. The scheduled term of the Lease is sixty-six (66) months from commencement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Sublease Agreement by and between Tibco Software, Inc. and the Company

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K.

On August 14, 2003, Vyyo filed a report on Form 8-K furnishing under Item 7 of Form 8-K, and pursuant to Item 12 of Form 8-K, its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2003

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)