Form 10-K
period 2003-12-31
VYYO INC
filed 2004-02-24
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-30189

VYYO INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4015 Miranda Ave., First Floor, Palo Alto, California 94304

(Address of principal executive offices, including zip code)

(650) 319-4000

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $16,859,254. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $3.01 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2003, (ii) each of the executive officers, directors and persons beneficially owning 5% or more of the outstanding Common Stock is deemed to be an affiliate, and (iii) options to purchase shares of Common Stock are not considered.

The number of shares of Common Stock outstanding on February 17, 2004 was 13,053,784 shares.

Documents Incorporated By Reference:    Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated by reference from the definitive Proxy Statement for the registrant’s 2004 annual meeting of stockholders.

VYYO INC.

2003 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding Vyyo’s expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. All forward-looking statements included in this document are based on information available to Vyyo on the date hereof, and Vyyo assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In particular, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	whether the wireless broadband access market will grow and whether wireless broadband access technology generally, and our products, specifically, will be accepted in the market

•	the timing and extent of rollouts of broadband wireless access systems by the major telecommunications service providers

•	our ability to understand the needs of our customers and adapt to the opportunities of doing business in international markets, particularly China

•	whether governing bodies will grant the spectrum licenses needed to spur demand for our products

•	our dependence on a limited number of customers

•	attracting and retaining customers and employees

•	existing and future competition in our markets

•	obtaining and expanding market acceptance of the products we offer, and development of new products and next generation products

•	technological changes in our industry

In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution potential investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business

Overview

Vyyo is a supplier of wireless broadband end-to-end solutions used by telecommunications providers to deliver both wireless telephony and high-speed data connections to business and residential subscribers. The technology uses point-to-multipoint architecture to deliver circuit switched (telephony), as well as voice and data over Internet Protocol.

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2002. In 2003, particularly in the later months of the year, it appeared as though the telecommunications and wireless communications industries were beginning to recover in connection with some positive announcements by major telecommunications service providers, increased capital spending by cellular operators and the growing economy in China. In 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly in China.

In addition to further developing our traditional wireless business, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses.

Wireless Broadband Access Business

General

We supply wireless broadband end-to-end solutions used by telecommunications providers to deliver both wireless telephony and high-speed data connections to business and residential subscribers. The technology uses point-to-multipoint architecture to deliver circuit switched (telephony), as well as voice and data over Internet Protocol. We sell our systems directly to service providers and system integrators, who provide network planning and integration services and integrate our systems with other components in the network and provide their customers with end-to-end network solutions. In 2001, we also provided system integration services to some of our service provider customers to more effectively implement our systems.

Our systems are deployed in point-to-multipoint applications at the radio frequencies designated for two-way broadband communication. The majority of our systems are deployed in the 3.5Ghz band internationally and the 2.5Ghz band in the U.S. Point-to-multipoint technology refers to the ability of a central, wireless hub to transmit and receive network traffic to and from multiple subscriber modems. Our systems support both voice and data communications. We support data and VoIP (voice over IP) over the Internet Protocol, or IP, which is the networking standard used to deliver voice, video and data over the Internet. Networking standards are the special set of rules for communicating that the end points in a telecommunication connection use to send signals back and forth. We also support voice and data via a circuit-switched connection providing a dedicated connection to a subscriber. Service providers use our system to bridge the segment of the network that connects the service providers’ systems directly to the subscribers, commonly referred to as the last mile. In addition, our systems are used to connect cellular based stations to a base station controller, commonly known as a backhaul connection.

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

The Vyyo Solution

Our system is designed to allow service providers to rapidly deploy cost-effective, high speed data and voice connections directly for business, residential and cellular backhaul applications. Our systems are deployed in point-to-multipoint applications at the frequencies designated for these applications and consist of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system software and wireless subscriber modems. Each wireless hub is located at a base station, which houses the components in the network. Our wireless modems are installed at multiple subscriber locations.

•	Point-to-multipoint wireless hubs are located in base stations and send and receive data traffic to and from tens to hundreds and even thousands of wireless subscriber modems, depending upon configuration and application.

•	Our data and VoIP wireless modems connected to PCs or LANs are located in residences, small/home offices, and medium-sized businesses. These modems send and receive data traffic and provide access to the Internet. Our wireless modems also connect to VoIP MTAs that are connected to telephone sets providing VoIP services.

•	Our circuit switched E-1 modems connect to a PABX or channel bank and provide a dedicated line for a business or cellular backhaul application.

•	Our wireless hub interfaces with a router located in the base station that sends data traffic to the Internet. It also delivers voice services over E-1 links that are typically connected to a Class 5 switch.

•	Base station and CPE radios are added to the wireless hubs and modems to create a complete end-to-end solution. The base station and CPE radios are generally third-party equipment which in some cases Vyyo qualifies and re-sells.

Using our wireless point-to-multipoint system, service providers can roll out network service quickly and with a minimal initial investment and can then expand their networks by adding more wireless hubs and subscriber wireless modems as the number of subscribers grows.

Our system is used primarily at the 2.5 Ghz MMDS band in the United States and at the 3.5Ghz band internationally.

Products

Wireless Hub. Our wireless hub manages data communications between wireless modems located at subscribers’ locations and network devices such as routers located at a central office or base station. The primary role of the wireless hub is to manage the upstream traffic from the subscriber toward the public telephone and data networks, and the downstream traffic from the networks toward the subscriber. Our wireless hub is designed to support tens, hundreds or even thousands of users depending upon the configuration and application.

Our wireless hub is designed to support a variety of channel capacities by using combinations of six communications modules as either upstream or downstream modules, with each upstream module supporting either one or six upstream receivers, and each downstream module supporting either one or four downstream transmitters. For example, our system can provide 24 upstream channels and two downstream channels. A channel is a subdivision of a frequency band used to transmit radio frequency signals. This flexibility allows the operator to configure a system for each specific situation.

Multiple wireless hubs may be controlled through one central network management system.

Our network management system manages overall system operations. The system features graphical views of wireless hubs and modems. The network management system allows network operators to configure, maintain and troubleshoot hubs and modems from a central workstation.

Wireless Modems. We sell several kinds of wireless modems. Our data modem is designed for residential, home office or small office deployment. It can support up to 75 individual users at the LAN that is served by the modem. Our VoIP modem supports voice communications over the Internet Protocol. Our wireless E-1 modem is designed to deliver an E-1 or fractional E-1 signal over the air.

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

Support of Internet Protocol. Our system architecture supports Internet Protocol communications traffic, and our primary systems components, the media access controller and the scheduler, are optimized for Internet Protocol communications traffic. We have designed our systems to carry variable-length Internet Protocol packets over one upstream TDMA burst.

MAC and PHY Layer Capabilities. Our media access control layer capabilities, combined with our physical layer capabilities, provide robust performance under adverse conditions and effectively utilize the limited frequency and bandwidth allocations of the MMDS band and 3.5 Ghz band. Our single carrier PHY layer technology offers multiple symbol rates and modulation schemes on both upstream and downstream channels which are used to optimize system configuration in any particular deployment scenario.

Scheduling Algorithms. We develop scheduling software code for DOCSIS-based TDMA point-to-multipoint systems. Our scheduling algorithms are optimized to support multiple services including Best Effort data services, Committed Information Rate data services, VoIP services and E1 services, in an efficient manner for optimal utilization of the very limited wireless spectrum.

Circuit Switched Capability. In 2003, we added circuit switched capability to our broadband wireless access solution, transforming our base station and customer premise equipment (CPE) into a multi-service platform, which can deliver high speed Internet Protocol data as well as plain old telephone service (POTS) and E-1 services across a single, cohesive vendor platform and radio frequency (RF) infrastructure.

Customers

We sell our systems directly to service providers or to system integrators that deploy our systems as part of their end-to-end network solutions to service providers. In 2001, we also provided system integration services to some of our service provider customers to more effectively implement our systems. We sell our systems based on individual purchase orders. Our customers are not obligated by long-term contracts to purchase our systems. Our customers can generally cancel or reschedule undelivered orders upon short notice and can discontinue using our systems at any time.

A relatively small number of customers account for a large percentage of our revenues. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods.

Sales and Marketing

The global telecommunications industry is dominated by a limited number of network system integrators. We focus our marketing efforts on network system integrators that have the means to provide vendor financing to their end users customers in situations where our equipment is purchased as part of the total network. For some service providers, this financing is a necessary part of the total network solution. We support our system integrator customers with site demonstrations, and in some cases field trials, for their service provider customers. The objective of a site demonstration is to promote the adoption of our systems for deployment within the service provider’s network.

In addition, in 2001, we began to focus our resources on direct sales to service providers, and in some instances, we served as a system integrator and provided, through third parties, the other components of the network system. We did not provide substantial systems integration services in 2002 and 2003.

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our sales and marketing workforce in 2001, and in 2002, our sales and marketing workforce was further reduced.

In 2003, particularly in the later months of the year, it appeared as though the telecommunications and wireless communications industries were beginning to recover in connection with some positive announcements by major wireless companies, increased capital spending by cellular operators and the growing economy in China. In 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly China. Our products have been deployed in over 11 cities and regions in China, including the Tibet Autonomous Region.

Manufacturing

We outsource manufacturing to contract manufacturers that have the expertise and ability to reduce costs associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. We outsource printed circuit board assembly and manufacturing of our wireless hubs to contract manufacturers. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. The components for our wireless hubs and any third party radio equipment we require are purchased on a purchase order basis. We have no guaranteed supply or long-term contractual agreements with any of our suppliers. In addition, some of the components included in our systems are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products.

In the fourth quarter of 2003 we began taking delivery of modems manufactured by a Taiwan-based contract manufacturer. We currently have no formal written agreement with this manufacturer. Our inability to enter into a long term relationship with this, or another manufacturer, for our modems would harm our business.

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

Research and Development

The goal of our research and development activities is to continue the development and introduction of new features that are important to our customers, such as E-1 capabilities. Our ongoing product development program assesses service providers’ needs and technological changes in the communications market.

We believe that our extensive experience in designing and implementing high quality network components and system software allows us to develop high quality solutions. As a result of these development efforts, we have created an integrated broadband wireless platform that delivers data, voice and E1 services.

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our research and development workforce in 2001. As of December 31, 2003, our research and development staff consisted of 37 employees, compared to 22 employees as of December 31, 2002. The majority of our research and development staff is located in Israel.

Our broadband wireless research and development expenditures were $4.4 million for 2003, $3.9 million for 2002 and $15 million for 2001.

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

The primary competing alternative technologies for broadband access include:

Digital Subscriber Line. Digital subscriber line, or DSL, technology today transmits data approximately 50 times faster than a conventional dial-up modem using the existing copper wire network. DSL transmission rates are limited, however, by the length and quality of the available copper wires. Various implementations of DSL are being developed and deployed. Service providers deploying DSL technology include incumbent telecommunications operators, such as SBC Communications, Inc. and Verizon Communications, as well as numerous competitive local exchange carriers.

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

Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Alvarion Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, REMEC, Inc. and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures may seriously harm our business.

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

We are subject to export control laws and regulations with respect to certain of our products and technology. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. Some of our products contain encryption technologies to enable the transfer of data in a manner that preserves the privacy of the parties communicating such data. United States law currently requires Department of Commerce review and classification of the encryption technologies included in our systems before sales of our systems outside the United States, and we are subject to various restrictions on exporting our systems to certain countries. Under Israeli law, means of encryption and encryption equipment are controlled commodities within the meaning of the Control of Commodities and Services Law, 5718-1957, and are therefore subject to the prohibitions, restraints, supervision and control governing it by virtue of such law and regulations and orders promulgated thereunder. Such law and regulations and orders prohibit the engagement in means of encryption otherwise than pursuant to an approval from the authorized person appointed by the Minister of Defense. Vyyo Ltd.’s approval to engage in encryption expires on March 31, 2004. We may not be able to renew these approvals as necessary from time to time. In addition, we may be required to apply for additional approvals to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications, or more stringent export control requirements could seriously harm our business.

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

Others’ patents may be determined to be valid, or some or all of our products may ultimately be determined to infringe those patents. Patent holders may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Employees

In response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products during 2001, we effected substantial reductions in our workforce. In the aggregate, we reduced our workforce by approximately 75% in 2001. During 2003, our wireless broadband access business workforce increased by approximately 60%.

As of December 31, 2003, we had 86 full-time and temporary employees in our wireless broadband access business, of whom 51 were employed in Israel, 9 were employed in China and 26 were employed in the United States or other locations. Of these employees, 37 were principally dedicated to research and development, 18 were dedicated to sales, marketing and customer support and 13 were involved in manufacturing and operations. None of our U.S. employees is represented by a union.

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

Segments and Geographic Information

Following the cessation of business operations of Shira Computers Ltd. (“Shira”) we have one operating segment: “fixed broadband wireless”. The following is a summary of operations within geographic areas based on the location of the customers:

	Year ended December 31,
	2003	2002	2001
	In thousands
Revenues from sales to unaffiliated customers from continuing operations:
Asia	$4,640	$1,267	$753
United States	1,093	3,034	6,919
Rest of the world	327	276	533

Total	$6,060	$4,577	$8,205

	December 31,
	2003	2002
	In thousands
Property and equipment, Net
Israel	$658	$1,191
United States	197	223

Total	$855	$1,414

Sales to major customers in the fixed broadband wireless segment out of total revenues are as follows:

	Year ended December 31,
	2003	2002	2001
Customer A	47%	23%	9%
Customer B	14%	26%	8%
Customer C	14%	—	—
Customer D	11%	4%	—
Customer E	—	13%	1%
Customer F	—	3%	57%
Customer G *	—	11%	—

*	Represents revenues in 2002 from a settlement dispute with a customer based on a license and development agreement entered into between Vyyo and the customer in 1999.

Shira Computers Ltd.

On May 14, 2002, we acquired all of the outstanding ordinary shares of Shira, an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment), pursuant to a share exchange agreement. According to the agreement, we issued an aggregate of 166,667 shares of the Company’s common stock which were valued at approximately $540,000.

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, on August 12, 2003, Vyyo’s Board of Directors determined to cease all of Shira’s business operations and terminate all of Shira’s employees.

Item 2. Properties

We are headquartered in Palo Alto, California, where we lease approximately 14,565 square feet of commercial space. Our lease for these facilities expires on April 30, 2009. These facilities are used for executive office space, including sales and marketing, finance and administration and technical customer support.

We also lease approximately 30,000 square feet of commercial space in Jerusalem, Israel under a term lease that expires on December 31, 2005. These facilities are used for research and development activities and for product assembly and testing.

We also lease approximately 2,250 square feet of commercial space in Beijing, China under a term lease that expires on March 31, 2005. These facilities are used for our Beijing representative office.

Item 3. Legal Proceedings

We are involved from time to time in litigation incidental to the ordinary course of our business activities. While the results of such litigation cannot be predicted with certainty, based on our current understanding of the facts, we do not believe that the final resolution of such matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “VYYO” since our initial public offering on April 5, 2000. The following table presents the high and low sales prices for our common stock in each quarter of 2002 and 2003, as reported by the Nasdaq National Market (taking into account the one-for-three reverse split of Vyyo’s common stock effected in August 2002):

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2003
First Quarter	$2.72	$2.21
Second Quarter	$3.57	$2.27
Third Quarter	$5.09	$3.00
Fourth Quarter	$9.39	$3.92

Year Ended December 31, 2002
First Quarter	$5.25	$3.36
Second Quarter	$3.90	$2.34
Third Quarter	$2.76	$1.65
Fourth Quarter	$2.95	$2.19

On February 17, 2004, the closing price of our common stock as reported on the Nasdaq National Market was $8.80 per share. As of February 17, 2004, there were approximately 64 holders of record of our common stock, which we believe represents approximately 3,700 beneficial holders.

Dividend Policy. We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Through our subsidiary, Vyyo Ltd., we participate in the “alternative benefits program” under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If Vyyo Ltd. distributes a cash dividend to Vyyo Inc. from income which is tax exempt, other than in the complete liquidation of Vyyo Ltd., as the case may be, it would be taxed at the corporate rate applicable to such income (currently between 10% to 25%). Pursuant to Article 12 of the Income Tax Treaty between Israel and the United States, in the event Vyyo Inc. were to receive a dividend from Vyyo Ltd. from an income derived during any period for which Vyyo Ltd. is entitled to the reduced tax rate applicable to an approved enterprise under the Encouragement of Capital Investments Law (1959), then Vyyo Ltd, as the case may be, would be required to withhold fifteen percent of the gross amount of the dividend paid under certain conditions.

Securities authorized for issuance under equity compensation plans. The following chart sets forth certain information as of December 31, 2003, with respect to our equity compensation plans, specifically our 2000 Employee Stock Purchase Plan (the “ESPP”) and our Second Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the “EIP”). Each of the ESPP and the EIP has been approved by our stockholders. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) one percent (1%) of the number of shares of the Company’s Common Stock outstanding on the last trading day of the immediately preceding fiscal year, or (ii) 100,000 shares. The number of shares reserved for issuance under the EIP automatically increases on January 1st of each year by the lesser of (i) 666,666 shares or (ii) five percent (5%) of the number of shares of the Company’s Common Stock outstanding on the last day of the immediately preceding fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,941,202	$4.46 per share	1,311,100
Equity compensation plans not approved by security holders	None	None	None
Total	3,941,202	$4.46 per share	1,311,100

Recent sales of unregistered securities and use of proceeds from sales of registered securities.

On May 14, 2002, we acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment), pursuant to a share exchange agreement. According to the agreement, we issued an aggregate of 166,667 shares of the Company’s common stock which were valued at approximately $540,000.

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

From April 3, 2000, until December 31, 2003, we used approximately $6.7 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $67.9 million of the net offering proceeds for working capital.

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

From September 13, 2000, until December 31, 2003, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 6. Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Net revenues	$6,060	$4,577	$8,205	$15,378	$4,230
Cost of revenues	1,986	590	15,406	11,235	4,316

Gross profit (loss)	4,074	3,987	(7,201)	4,143	(86)

Operating expenses:
Research and development	4,365	3,920	15,027	17,586	3,778
Sales and marketing	4,052	3,394	8,325	12,108	2,272
General and administrative	5,082	6,068	11,150	14,385	11,048
Charge for restructuring	1,115	(303)	12,827	—	—

Total operating expenses	14,614	13,079	47,329	44,079	17,098

Operating loss	(10,540)	(9,092)	(54,530)	(39,936)	(17,184)
Charge for amended financing arrangements					(25,700)
Interest and other income (expense), net	1,439	2,584	5,527	4,704	(717)

Net loss from continuing operations	(9,101)	(6,508)	(49,003)	(35,232)	(43,601)
Discontinued operations	(6,640)	(2,725)

Net loss	$(15,741)	$(9,233)	$(49,003)	$(35,232)	$(43,601)

Net loss per common share—(basic and diluted):
Continuing operations	$(0.72)	$(0.53)	$(3.99)	$(3.24)	$(16.20)
Discontinued operations	(0.52)	(0.22)

	$(1.24)	$(0.75)	$(3.99)	$(3.24)	$(16.20)

Weighted average number of common shares outstanding (in thousands)—basic and diluted	12,737	12,331	12,254	10,867	2,693

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:

Cash, cash equivalents and short term investments	$57,791	$72,315	$84,069	$127,905	$5,036
Working capital	54,095	64,361	75,904	123,596	210
Total assets	61,805	77,636	88,040	143,167	8,363
Total shareholders’ equity	54,950	68,769	77,852	127,580	1,305

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2003 annual consolidated financial statements and accompanying notes appearing elsewhere in this annual report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability.

In 2003, particularly in the later months of the year, it appeared as though the telecommunications and wireless communications industries were beginning to recover in connection with some positive announcements by major telecommunications service providers, increased capital spending by cellular operators and the growing economy in China. In 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly China.

In addition to further developing our traditional wireless business, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers. We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $15.7 million for the year ended December 31, 2003. As of December 31, 2003, our accumulated deficit was approximately $175.4 million.

On May 14, 2002, Vyyo acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment).

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, on August 12, 2003, Vyyo’s Board of Directors determined to cease all of Shira’s business operations and terminate all of Shira’s employees.

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

Our significant accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2003. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue recognition. Revenues from the fixed broadband wireless segment consist primarily of product revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and the Company has no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended December 31, 2003 and it has had no impact on its financial position and results of operations.

Inventory Valuation. In 2001, due to the dramatic slowdown in the telecommunications sector and the economy in general, we recorded a write-down of excess inventory and purchase commitments of $8.45 million. Our estimate was based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. In 2003 inventory that was previously written-down to $0 by taking a charge of $1.7 million, was sold for the amount of $3.2 million.

Restructuring expenses. In 2001, we implemented a restructuring program that resulted in a reduction in force of approximately 75% of our employees and in excess facilities and equipment, and accordingly, we recorded a charge of $12.8 million. In 2003 we utilized $2 million from the restructuring expenses and recorded a restructuring charge of $1.1 million, comprised of $1.3 million in compensation charges with respect to a variable compensation plan related to our former Chief Executive Officer net of an income adjustment of $160,000.

Valuation of Identifiable Intangible Assets and Goodwill. Upon the acquisition of Shira, we recorded identifiable intangible assets of $3,091,000 and goodwill of $820,000. We amortized the identifiable intangible assets over a period of three years. We assessed the identifiable intangible assets and goodwill for recoverability through the estimated future cash flows resulting from the use of the assets. Our assessment for recoverability, based on Shira’s valuation as of June 30, 2003, resulted in impairment charges of $2,644,000 (representing the entire carrying amount of these assets at this date), out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment.

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

Results of Operations

Revenues for Years Ended December 31, 2003, 2002 and 2001

Revenues from the fixed broadband wireless segment include product revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators. In 2001 our revenues also derived from system integration products and services provided to telecommunications service providers. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and the Company has no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues. We provide for warranty costs at the same time as the revenue is recognized. The annual warranty provision is calculated as a percentage of sales based on historical experience.

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003.

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended December 31, 2003 and it has had no impact on its financial position and results of operations.

Our revenue is concentrated among relatively few customers, as shown in the table below. Though our principal revenue generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Year ended December 31,
	2003	2002	2001
Customer A	47%	23%	9%
Customer B	14%	26%	8%
Customer C	14%	—	—
Customer D	11%	4%	—
Customer E	—	13%	1%
Customer F	—	3%	57%
Customer G *	—	11%	—

*	Represents revenues in 2002 from a settlement dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

Revenues increased by 32% in 2003 from 2002 and decreased by 44% in 2002 from 2001. Revenues were $6.1 million in 2003, $4.6 million in 2002 and $8.2 million in 2001. The increase in revenues in 2003 from 2002, was primarily due to the increased shipments of our products, particularly to the China market. The decrease in revenues in 2002 from 2001 primarily reflects the slowdown in the global economy and the telecommunications industry, reduction of capital spending and further tightening of financial markets in the telecommunication industry, which reduced the ability of our potential customers to secure financing and purchase equipment. Revenues in 2003 and in 2002 include revenues of approximately $3.2 million and $1.2 million, respectively, from sales of inventory that was previously written down to $0 in 2001. As a result of the write-down in 2001, the cost of revenues associated with sales of this inventory was accounted for as $0.

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues was $2 million in 2003, $590,000 in 2002 and $15.4 million in 2001. The increase in cost of revenues, and the decrease in gross margin, in 2003 compared with 2002, were primarily attributable to (1) the increase in shipments of our products, (2) our increasing workforce, (3) purchases of new inventories made in response to demand for our products, and (4) a reversal of a warranty accrual in 2002 of $1.2 million as a result of warranty expiration for certain customers. The decrease in cost of revenues, and the increase in the gross margin, in 2002 compared with 2001 were attributable primarily to (1) decrease of the warranty liability by $1.2 million as a result of warranty expiration for certain customers, (2) charges in 2001 of approximately $8.5 million for excess inventory and purchase commitments, due to the dramatic downturn in the global telecommunications industry and to the decrease in orders and sales of our products, and (3) sales of inventories in the amount of $1.1 million that were previously written down to $0 in 2001. In 2001, we purchased from ADC Telecommunications, a holder of approximately 7% of our outstanding Common Stock, products and components in the amount of $2.1 million. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $1.7 million in 2003 and $1.1 million in 2002 related to the sale of such inventories. We anticipate that our cost of revenues will increase, and our gross margin will decrease, in future periods as and to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

We have participated in several Israeli government research and development incentive programs under which we received research and development participation grants of approximately $3.7 million. We are obligated to pay royalties to the granting organizations at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts ranging between 100% and 150%, depending upon various factors, of the funded amount. As of December 31, 2003, we had repaid or provided for the repayment of grants in a total amount of $1.3 million.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facility in Jerusalem, Israel. These expenses are charged to operations as incurred. Our research and development expenses were $4.4 million in 2003, $3.9 million in 2002, and $15 million in 2001. The increase in research and development expenses in 2003 compared with 2002 was due to an increase in development efforts for new wireless products and increasing our workforce. The decrease in expenses in 2002 compared with 2001 was due to reductions in our workforce and subcontractors. Although we have recently increased our research and development expenses, as a result of the previous decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new wireless products to address the China market and other new markets.

Selling and Marketing Expenses

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses were $4.1 million in 2003, $3.4 million in 2002, and $8.3 million in 2001. The increase in sales and marketing expenses in 2003 compared with 2002 was due to (1) an increase in sales efforts for our wireless products in China and other new markets, including expenses from a marketing agreement with one of our Chinese OEM customers amounting to $880,000, and (2) increasing our workforce. The decrease in sales and marketing expenses in 2002 compared with 2001 was primarily due to changes in the number of sales and marketing personnel and the level of our participation in trade shows and other promotional activities. In 2002 and 2001, we reduced our expenses in response to the significant downturn in the global telecommunications industry and the decrease in orders for and sales of our products. As part of this reduction in expenses, we effected a reduction in our sales and marketing workforce in the first quarter of 2002 and in the second and third quarters of 2001. In connection with this reduction in the first quarter of 2002, we incurred a one-time charge of approximately $300,000. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in China and other new markets.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses were $5.1 million in 2003, $6.1 million in 2002, and $11.2 million in 2001. The decrease in general and administrative expenses in 2003 compared with 2002 was primarily due to a decrease in travel expenses, a decrease in insurances expenses and charges for stock compensation of approximately $128,000 recorded in 2003 compared with $480,000 recorded in 2002. The decrease was partially offset by an increase in professional fees in 2003. The decrease in general and administrative expenses in 2002 compared with 2001 was primarily due to reduction in compensation-related expenses and reductions in our workforce in the second and third quarters of 2001. The decrease was partially offset by an increase in directors’ and officers’ insurance costs and a one-time charge of approximately $463,000 for severance costs. General and administrative expenses also included expenses of $698,000 in 2003, $583,000 in 2002 and $390,000 in 2001, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and a trust for his benefit are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million in 2001. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. In 2003 we utilized $2 million from the restructuring expenses and recorded a restructuring charge of $1.1 million, comprised of $1.3 million in compensation charges with respect to a variable compensation plan related to our former Chief Executive Officer net of an income adjustment of $160,000. The restructuring utilizations are summarized as follows:

	Balance as of December 31, 2001	Utilized	Reversal	Balance as of December 31,	Utilized	Reversal	Balance as of December 31,
		2002			2003
	In thousands
Facilities	$2,365	$251	—	$2,114	$1,954	$160	$—
Employees severance and other related benefits	450	299	$151	—			—

	$2,815	$550	$151	$2,114	$1,954	$160	$—

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income decreased to $1.4 million in 2003 from $2.6 million and decreased to $2.6 million in 2002 from $5.5 million in 2001. Our interest income is derived mainly from our cash and cash equivalents and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash and cash equivalents and short term investments balances and low interest rates in financial markets.

Income Taxes

As of December 31, 2003, we had approximately $73 million of Israeli net operating loss carryforwards from our Israeli subsidiary, $13.7 million of United States federal net operating loss carryforwards, and $8.1 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2023. The state net operating loss carryforwards expire in various amounts between the years 2004 and 2008. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Charges related to stock compensation were $1.4 million in 2003, associated with separation agreements and option grant agreements related to a variable accounting plan. Amortization and charges related to stock compensation were $813,000 in 2002 (including a charge of $291,000 associated with separation agreements with two of our employees net of a decrease in compensation of $152,000 related to a variable accounting plan in the first quarter of 2002), and $7.4 million in 2001 (including a charge of $1.2 million associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring cost).

Discontinued Operations

(a)	On May 14, 2002, we acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets (the “Software Products” segment), pursuant to a share exchange agreement.

According to the agreement, the Company issued an aggregate of 166,667 shares of the Vyyo’s common stock which were valued at approximately $540,000. The acquisition was accounted for using the purchase method under SFAS No. 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (the “Acquisition Date”). Identifiable intangible assets consist of acquired technology in the amount of $2,744,000 and customer list in the amount of $347,000. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill, which is related to Software Products, is not amortized and is tested for impairment at least annually. The results of Shira’s operations were consolidated from July 1, 2002.

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Vyyo’s Board of Directors determined on August 12, 2003, to cease all of Shira’s business operations and terminate all of Shira’s employees.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, current period results of operations of the software segment have been classified as discontinued operations, and prior periods results have been reclassified respectively.

Assets and liabilities of the discontinued operations were as follows:

	December 31,
	2003	2002
	In thousands
Current Assets	$40	$208

Property and equipment, net		$343

Goodwill		$420

Identifiable intangible assets		$2,574

Current liabilities *	$632	$1,567

*	As of December 31, 2003, current liabilities include a provision for severance pay expenses and termination of contractual obligations in the amount of $82,000, which is expected to be paid in the first quarter of 2004.

Losses of the discontinued operations were as follows:

	Year ended December 31
	2003	2002
	In thousands
Revenues	$356	$213
Cost of revenues	594	576

Gross loss	(238)	(363)

Loss from operations	(6,631)	(2,627)
Interest expenses, net	(9)	(98)

Net loss from discontinued operations	$(6,640)	$(2,725)

Loss from discontinued operations includes:

(1)	Amortization of intangible assets: we amortized the identifiable intangible assets over a period of three years. The amortization of identifiable intangible assets is as follows:

	Year ended December 31
	2003	2002
	In thousands
Acquired technology	$456	$457
Customers list	60	60

	$516	$517

(2)	As to impairment of Shira’s goodwill and intangible assets, see (b) below

(3)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146, are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Expenses incurred during the fiscal year 2003	$484	$177	$661
Incurred expenses paid during the fiscal year 2003	(412)	(167)	(579)

Balance as of December 31, 2003	$72	$10	$82

Impairment of goodwill and intangible assets—Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, we performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

The changes in the amount of identifiable intangible assets and in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Acquired technology	Customer list	Goodwill
	In thousands
June 30, 2002	$2,744	$347	$820
Amortization	457	60
Impairment on December 31, 2002			400

Balance as of December 31, 2002	2,287	287	420
Amortization	(456)	(60)
Impairment on June 30, 2003	(1,831)	(227)	(420)

Balance as of December 31, 2003	$—	$—	$—

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46, entities are separated into two categories: (1) those for which voting interests are used to determine consolidation (this is the most common classification) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (“VIE”s) and how to determine when a public company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

Since issuing FIN 46, the FASB has proposed various amendments to the interpretation and has deferred its effective dates. Most recently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46-R), which also provides for a partial deferral of FIN 46. This partial deferral established the effective dates for the application of FIN 46 and FIN 46-R based on the nature of the VIE and the date upon which the public company became involved with the VIE. In general, the deferral provides that (i) for VIEs created before February 1, 2003, a public company must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, if the VIE is a special purpose entity, and (ii) for VIEs created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

We currently have no variable interests in any VIE. Accordingly, we believe that the adoption of FIN 46 and FIN 46-R will not have material impact on our financial position, results of operations and cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”).” This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans.

Part of the new disclosures provisions are effective for 2003 calendar year-end financial statements, but have no impact on the Company’s financial statements. The rest of the provisions of this Statement, which have a later effective date, are currently being evaluated by the Company.

Interim Financial Statements

The following table presents unaudited quarterly financial information for each of the four quarters in the year ended December 31, 2003. You should read this information in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this annual report.

	Quarter Ended
	December 31 2003	September 30 2003	June 30 2003	March 31 2003
	(in thousands, except per share data)
Statements of operations data:
Revenues	$1,705	$2,223	$1,786	$346
Gross profit	956	1,533	1,326	259
Operating loss	(4,346)	(1,645)	(2,148)	(2,401)
Net loss from continuing operations	(4,025)	(1,316)	(1,783)	(1,977)
Discontinued operations	275	(1,276)	(4,358)	(1,281)
Net loss	$(3,750)	$(2,592)	$(6,141)	$(3,258)

Net gain (loss) per share—(basic and diluted)
Continuing operations	$(0.31)	$(0.10)	$(0.14)	$(0.16)
Discontinued operations	$0.02	$(0.10)	$(0.34)	$(0.10)
Net loss per share—(basic and diluted)	$(0.29)	$(0.20)	$(0.48)	$(0.26)
Weighted average number of common shares outstanding (in thousands)—basic and diluted	12,871	12,722	12,692	12,649

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through equity sales and borrowings from stockholders and banks. We raised approximately $11.7 million in 1999 in convertible debt from stockholders and equity. We raised approximately $146.2 million in 2000 from the issuance of common stock, most of which was raised in our initial public offering in April 2000 and our follow-on offering in September 2000. As of December 31, 2003, we had $57.8 million of cash, cash equivalents and short-term investments.

In 2003, net cash used in operations was $14.7 million, comprised of (1) our net loss of $15.7 million, (2) changes in other working capital accounts of $4.3 million, and (3) capital gain of $4,000, partially offset by non-cash charges of (a) depreciation and amortization of $1.3 million, (b) impairment of identifiable intangible assets, property and equipment, as well as goodwill, of $2.6 million, and (c) charge related to stock compensation of $1.4 million. In 2002, net cash used in operations was $9.6 million, comprised of (1) our net loss of $9.2 million, and (2) changes in other working capital accounts of $3.1 million, partially offset by non-cash charges of (a) depreciation and amortization of $1.5 million, (b) impairment of goodwill of $400,000, and (c) amortization and charge related to stock compensation of $813,000.

In 2003, net cash provided by investing activities was $11.5 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $11.9 million, proceeds from sale of property and equipment amounting to approximately $15,000, and partially offset by an outflow of approximately $387,000 for investments in property and equipment. In 2002, net cash provided by investing activities was $8.9 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $9 million as well as proceeds from sale of property and equipment amounting to approximately $12,000, partially offset by an outflow of approximately $169,000 for investments in property and equipment and approximately $12,000 from the acquisition of Shira.

Financing activities in 2003 amounted to approximately $1 million of proceeds from exercises of options and purchases of stock under the employee stock purchase plan. Financing activities in 2002 resulted in a net outflow of approximately $1.6 million from a loan to our former Chief Executive Officer in the amount of $1 million and from proceeds from short term debt of approximately $820,000, partially offset by proceeds from stock option exercises and purchases of stock under the employee stock purchase plan of approximately $203,000.

On December 21, 2000, we announced a stock repurchase program of up to 1,333,333 shares subject to market conditions and at the discretion of management. As of December 31, 2003, through open market transactions, we repurchased 557,800 shares under the repurchase program for a total of $11.4 million. We did not repurchase any shares under the repurchase program in 2002 or 2003. Our liquidity will be impacted to some extent by the amount of share repurchases, if any, made under the repurchase program in the future.

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

Tabular Disclosure of Contractual Obligations

Our known contractual obligations for the fiscal year ended December 31, 2003 are as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations	$3,356	$976	$1,421	$822	$137
Purchase Obligations	$242	$242

Total	$3,598	$1,218	$1,421	$822	$137

Effective Corporate Tax Rates

Our tax rate will reflect a mix of the United States federal and state tax on our United States income and Israeli tax on non-exempt income. Our Israeli subsidiary (the “Subsidiary”) has been granted “approved enterprise” status for several investment programs. These programs entitle the Israeli subsidiary to tax exemption periods from two to six years on undistributed earnings derived from an approved enterprise, commencing in the year in which it attains taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income. Since the Subsidiary has not achieved taxable income, the tax benefits periods has not yet commenced. The Subsidiary’s losses are expected to offset certain future earnings of the Subsidiary during the tax-exempt period. Therefore, the utilization of the net operating losses will generate no tax benefits.

On January 1, 2003, the Israeli Law for Amendment of the Income Tax Ordinance (Amendment No. 132), 5762-2002, as amended, known as the “Tax Reform,” came into effect. The Tax Reform is aimed at broadening the categories of taxable income and reducing the tax rates imposed on employment income. Pursuant to these reforms, we have chosen, with respect to stock options granted under Vyyo Inc.’s Second Amended and Restated

2000 Employee and Consultant Equity Incentive Plan (the “Plan”), to grant to employees and Office Holders (“Nosei Missra”) of our Subsidiary who are Israeli tax residents, in each case excluding controlling shareholders (as such term is defined in Section 32(9) of the Israeli Income Tax Ordinance, options without a trustee intermediary. This permits such employees and Office Holders, pursuant to the terms of the Plan, to exercise their stock options and sell their shares without the holding period requirements and other restrictions imposed in the case of options granted through a trustee intermediary. In the absence of a trustee intermediary, the Tax Reform generally permits such employees and Office Holders to recognize ordinary income at the time the employee actually sells the shares, rather than on the date of grant or exercise, but precludes us from deducting the resulting expense for tax purposes at any time.

Risk Factors

This Form 10-K contains forward-looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management expectations. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements, including but not limited to the following risk factors.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $15.7 million in 2003, $9.2 million in 2002 and $49 million in 2001. As of December 31, 2003, our accumulated deficit was approximately $175 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our increased efforts in China. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Economic weakness has adversely affected, and could continue to affect adversely, our revenues, gross margin and expenses.

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

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain our business.

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

If telecommunications service providers and systems integrators do not promote and purchase our products, or if the telecommunications equipment market continues not to improve and grow, our business will seriously be harmed.

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

In addition, commencing in 2001 and continuing through 2003, the market for telecommunications equipment significantly declined, which severely adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. If the telecommunications market, and in particular the market for broadband wireless access equipment, does not improve and grow, our business would be substantially harmed.

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

Sales outside of North America accounted for approximately 80% of our revenues in 2003 and 34% of our revenues in 2002. Sales to China accounted for approximately 82% of our revenues outside of North America in 2003 and approximately 73% of our sales outside of North America in 2002. We expect that international sales, and in particular sales to China, will account for a substantial portion of our revenues in future periods. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We expect that price competition among broadband wireless access systems suppliers will reduce our gross margins in the future, particularly in Asia. We anticipate that the average selling prices of broadband wireless access systems will continue to decline as product technologies mature. We may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and total profitability for these systems. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

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

Our sales and operations in Asia, and China in particular, could be disrupted if contagious diseases spread.

The spread of Severe Acute Respiratory Syndrome (“SARS”) and avian influenza (“Bird Flu”) in Asia, and China in particular, has disrupted commerce in the region. If SARS, Bird Flu or other contagious diseases spread in Asia, and China in particular, the markets for our products there may be adversely affected. In addition, we will likely restrict the travel of our sales and technical personnel to China if such diseases are not contained, which could adversely affect our ability to market and sell our products in China and provide technical assistance to our customers in China. In addition, a restriction of flights in China could disrupt shipments of our products into China and delay or curtail sales of our products. If SARS, Bird Flu or other contagious diseases spread beyond Asia, other world markets for our products may also be adversely affected.

Since we have significantly reduced our workforce and expenses, we may not be able to address successfully the telecommunications market if and when it recovers.

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2003. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. In the second, third and fourth quarters of 2003, we increased our sales and marketing expenses and research and development expenses in connection with our increased efforts in China, although such expenses continue to be at low levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses and may never achieve profitability. We may be unable effectively to sell and market our products without substantially further increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address customer needs in the telecommunications market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Year ended December 31,
	2003	2002	2001
Customer A	47%	23%	9%
Customer B	14%	26%	8%
Customer C	14%	—	—
Customer D	11%	4%	—
Customer E	—	13%	1%
Customer F	—	3%	57%
Customer G *	—	11%	—

*	Represents revenues in 2002 from a settlement dispute with a customer based on a license and development agreement entered into between Vyyo and the customer in 1999.

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

In August 2003, the Board of Directors determined to cease all of Shira’s business operations and terminate all of Shira’s employees. In addition, Vyyo is exploring the sale of Shira’s remaining assets. Vyyo made this decision due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. Vyyo would likely receive only minimal value, if any, in a sale of Shira.

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

If we determine to continue to pursue other products and business opportunities, we may not be successful in effecting any such transactions on favorable terms, or at all, which could adversely affect our future prospects.

In addition to further developing our traditional wireless business, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

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

Countries worldwide are considering or are in the process of allocating frequencies for fixed wireless applications, but not all markets have done so. In addition, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the United States will use mobile technology such as 3G cellular technology in the MMDS band, it will harm our business because Vyyo’s current technology does not support mobile services. If the United States and/or other countries do not provide sufficient spectrum for wireless applications or reallocate spectrum in the fixed wireless frequency bands for other purposes, our customers may delay or cancel deployments in fixed broadband wireless, which could seriously harm our business. Internationally, there has been delay in the allocation of 3.5Ghz licenses and our business is highly dependent upon new license grants in China. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

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

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, REMEC, Inc. and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers, and many of these companies are operating and increasing their presence in the China market, on which we believe a substantial portion our business will depend. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

Hardware defects or software errors may increase our costs and impair the market acceptance of our systems, which would adversely affect our future operating results.

Our systems will occasionally contain certain defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our software or hardware that we have failed to detect. We have in the past experienced, and may experience from time to time in the future, defects in new or enhanced products and systems after commencement of commercial shipments, or defects in deployed systems. This may be observed in connection with stability or other performance problems. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system, it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we may also be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our fixed broadband wireless systems, which contractors are located in Israel, Taiwan and China. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into a written agreement with a manufacturer for our modems would harm our business.

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

Although we reduced the costs of our fixed broadband wireless operations in response to the decline in the telecommunications industry that began around 2001, we have recently increased certain expenses to address international market opportunities, particularly in China, and we will need to continue to monitor closely our costs and expenses. If the market and our business does not expand, we may need to reduce further our operations.

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board and Chief Executive Officer, and Michael Corwin, our President and Chief Operating Officer, the loss of either of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the service of Davidi Gilo, our Chairman of the Board and

Chief Executive Officer, and Michael Corwin, our President and Chief Operating Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo or Michael Corwin, other members of senior management or other key personnel could seriously harm our business.

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

Third parties could assert, and it could be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

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

Certain of our capital investments have been granted “approved enterprise” status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiary has accumulated loss carry-forwards for Israeli tax purposes and therefore has not enjoyed any tax benefits under current approved enterprise programs.

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

The government of Israel has decided to cancel, as of June 30, 2004, the ability of companies to submit new applications for approved enterprise status. This change in the government policy may hinder us in the future with respect to any benefits we may have received for new undertakings which would have been entitled to “approved enterprise” status.

Several of our directors and officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, and our President and Chief Operating Officer, Michael Corwin, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board, and Mr. Corwin previously served as an officer of DSP Group. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, and is an investor and co-Chief Executive Officer of an Israeli investor group in which Mr. Gilo is also an investor. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be deemed to limit their independence. The extensive business activities of our board members could cause new facts to develop that could also be deemed to limit their independence.

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

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $57.8 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of December 31, 2003

If market interest rates were to increase on December 31, 2003 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $50,000 or approximately 0.1% of the total portfolio (approximately 0.08% of total assets). Assuming that the average yield to maturity on our portfolio at December 31, 2003 remains constant throughout 2004 and assuming that our cash, cash equivalents and short-term investments balances at December 31, 2003 remain constant for the duration of 2004, interest income for 2004 would be approximately $1.78 million. Assuming a decline of 10% in the market interest rates at December 31, 2003, interest income for 2004 would be approximately $1.74 million in 2004, which represents a decrease in interest income of approximately $39,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the year ended December 31, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash equivalents and available-for-sale securities at December 31, 2003, over the remaining contractual lives.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. Vyyo’s management, with the participation of Vyyo’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Vyyo’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, Vyyo’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Vyyo’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Vyyo in the reports it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in Vyyo’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, Vyyo’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions “Election of Directors,” “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2004 annual meeting of stockholders.

Code of Ethics

We have adopted a code of business conduct for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers and senior financial personnel. A copy of our business ethics policy is attached to this Report on Form 10-K as Exhibit 14 and is also available on our web site at www.vyyo.com. We intend to post on our web site any material changes to, or waiver from our code of business conduct, if any, within five business days of such event.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Information” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2004 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2004 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2004 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

(a) 2. Financial Statement Schedules

No financial statement schedules are filed herewith. The schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a) 3. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Vyyo Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Exhibit Title

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.1*	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.2*	1996 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.3*	1999 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.4*	Second Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, file no. 333-67070, and incorporated herein by reference).

10.5*	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8, file no. 333-37804, and incorporated herein by reference).

10.6*	Amendment to 2000 Employee Stock Purchase Plan, adopted on November 14, 2000 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference)

10.7*	Employment Agreement with Davidi Gilo (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

10.8*	First Amendment to Employment Agreement with Davidi Gilo (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 6, 2001, and incorporated herein by reference).

10.9*	Amendment to Employment Agreement and Separation Agreement and Release with Stephen P. Pezzola (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 14, 2003, and incorporated herein by reference).

10.10*	Employment Agreement with Menashe Shahar (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference).

10.11*	Amendment to Employment Agreement with Menashe Shahar (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 14, 2003, and incorporated herein by reference).

10.12	Unprotected Lease Agreement, dated as of March 7, 1999 between Vyyo Ltd. and Ayalot Investments in Properties (Har Hotzvim) 1994 Ltd. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, file no. 333-96129, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.13	Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, file no. 333-45132, and incorporated herein by reference).

10.14	Net Office Lease, dated September 1997, by and between Cupertino City Center Buildings and Zen Research, Inc. (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 19, 2002, and incorporated herein by reference).

10.15	First Amendment to Net Office Lease, dated as of July 31, 2001, by and between Cupertino City Center Buildings, Zen Research, Inc., Zen Research plc, New Silicon Value, Inc., and the Registrant (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 19, 2002, and incorporated herein by reference).

10.16	8th Floor Lease Assumption Agreement, dated as of September 1, 2001, by and between Zen Research, Inc., Zen Research plc, New Silicon Value, Inc. and the Registrant (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 19, 2002, and incorporated herein by reference).

10.17	Share Exchange Agreement, dated as of May 14, 2002, by and among Vyyo Inc., Shira Computers Ltd., The Gilo Family Partnership, L.P., Gilo Family Trust dated January 18, 1991, and the Shareholders of Shira Computers Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002, filed on October 30, 2003, and incorporated herein by reference).

10.18	Sublease Agreement by and between Tibco Software, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on October 30, 2003, and incorporated herein by reference).

14	Code of Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Kesselman & Kesselman, Independent Auditors

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On October 30, 2003, Vyyo filed a report on Form 8-K furnishing under Item 7 of Form 8-K, and pursuant to Item 12 of Form 8-K, its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.

By:	/s/ DAVIDI GILO

Davidi Gilo, Chairman of the Board and Chief Executive Officer

Date: February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVIDI GILO Davidi Gilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2004

/s/ ARIK LEVI Arik Levi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2004

/s/ LEWIS S. BROAD Lewis S. Broad	Director	February 24, 2004

/s/ NEILL H. BROWNSTEIN Neill H. Brownstein	Director	February 24, 2004

/s/ AVRAHAM FISCHER Avraham Fischer	Director	February 24, 2004

/s/ JOHN P. GRIFFIN John P. Griffin	Director	February 24, 2004

/s/ SAMUEL L. KAPLAN Samuel L. Kaplan	Director	February 24, 2004

/s/ ALAN L. ZIMMERMAN Alan L. Zimmerman	Director	February 24, 2004

Vyyo Inc.

2003 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Vyyo Inc.

We have audited the accompanying consolidated balance sheets of Vyyo Inc. (hereafter - the Company) and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vyyo Inc. and its subsidiaries as of December 31, 2003 and 2002, the consolidated results of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Tel-Aviv, Israel January 22, 2004	/s/ KESSELMAN & KESSELMAN CPAS (ISR) A member of PricewaterhouseCoopers International Limited

Vyyo Inc.

Consolidated Balance Sheets

(In thousands)

	December 31
	2003	2002
Assets
CURRENT ASSETS:
Cash and cash equivalents	$12,930	$15,071
Short-term investments (note 2)	44,861	57,244
Accounts receivable, net of allowance for doubtful accounts of $220 and $280 in 2003 and 2002, respectively	1,416	297
Inventories (note 3)	1,192	79
Other	551	537

Total current assets	60,950	73,228

PROPERTY AND EQUIPMENT, net (note 4)	855	1,414
GOODWILL (note 5)		420
IDENTIFIABLE INTANGIBLE ASSETS (note 5)		2,574

Total assets	$61,805	$77,636

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$1,069	$965
Accrued liabilities (note 5 and 6)	5,786	5,788
Accrued restructuring liability (note 6)		2,114

Total current liabilities	6,855	8,867

COMMITMENTS AND CONTINGENCIES (note 8)

STOCKHOLDERS’ EQUITY (note 9):
Common stock, $0.0001 par value and additional paid in capital; 200,000,000 shares authorized; 12,997,059 and 12,545,036 shares issued and outstanding at December 31, 2003 and 2002, respectively	231,523	229,115
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive income (loss)	(171)	315
Accumulated deficit	(175,365)	(159,624)

Total stockholders’ equity	54,950	68,769

Total liabilities and stockholders’ equity	$61,805	$77,636

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31
	2003	2002	2001
REVENUES (1) (note 13)	$6,060	$4,577	$8,205
COST OF REVENUES (1)	1,986	590	15,406

GROSS PROFIT (LOSS)	4,074	3,987	(7,201)

OPERATING EXPENSES:
Research and development, net	4,365	3,920	15,027
Selling and marketing	4,052	3,394	8,325
General and administrative	5,082	6,068	11,150
Charge for restructuring (notes 6 and 9)(2)	1,115	(303)	12,827

Total operating expenses	14,614	13,079	47,329

OPERATING LOSS	(10,540)	(9,092)	(54,530)
INTEREST INCOME, net (note 11)	1,439	2,584	5,527

NET LOSS FROM CONTINUING OPERATIONS	(9,101)	(6,508)	(49,003)
DISCONTINUED OPERATIONS (note 5)	(6,640)	(2,725)

NET LOSS	$(15,741)	$(9,233)	$(49,003)

NET LOSS PER COMMON SHARE—Basic and diluted:
Continuing operations	$(0.72)	$(0.53)	$(3.99)
Discontinued operations	(0.52)	(0.22)

	$(1.24)	$(0.75)	$(3.99)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)—
Basic and diluted	12,737	12,331	12,254

(1)	Revenues from ADC Telecommunications, Inc. (“ADC”), an approximate 7% shareholder at December 31, 2001, were $431 in 2001. Cost of revenues in 2001 includes purchases from ADC of $2,149,000.
(2)	Includes charges for stock compensation for the years ended December 31, 2003, 2002 and 2001, amounting to $1,275,000, an income of $152,000 and expense of $1,152,000, respectively, associated with options granted to former Chief Executive Officer.

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares)

	Common Stock and additional paid in Capital		Notes receivable from stockholders	Deferred stock compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number of Shares	Amount
BALANCE AT JANUARY 1, 2001	12,587,276	$239,613	$(2,834)	$(8,100)	$289	$(101,388)	$127,580
Net loss						(49,003)	(49,003)
Other comprehensive income—unrealized gains on investments net					432		432

Comprehensive loss							(48,571)

Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan	202,664	397					397
Issuance of common stock upon exercise of warrants*	42,500	64					64
Repurchase and retirement of common stock	(444,967)	(9,057)					(9,057)
Repurchase of common stock from stockholder	(123,333)	(333)	333
Deferred stock compensation		(2,562)		2,562
Write off of note receivable from stockholder			2,501				2,501
Amortization of deferred stock compensation				4,938			4,938

BALANCE AT DECEMBER 31, 2001	12,264,140	228,122	—	(600)	721	(150,391)	77,852
Net loss						(9,233)	(9,233)
Other comprehensive loss—unrealized losses on investments net					(406)		(406)

Comprehensive loss							(9,639)

Shares repurchased in 1-for-3 reverse split	(43)
Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan	114,272	240	(37)				203
Issuance of common stock for Shira Computers Ltd. Acquisition	166,667	540					540
Note receivable from stockholder			(1,000)				(1,000)
Deferred stock compensation		213		(213)
Amortization of deferred stock compensation				813			813

BALANCE AT DECEMBER 31, 2002	12,545,036	229,115	(1,037)	—	315	(159,624)	68,769
Net loss						(15,741)	(15,741)
Other comprehensive loss—unrealized losses on investments net					(486)		(486)

Comprehensive loss							(16,227)

Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan	452,023	1,005					1,005
Deferred stock compensation		1,403		(1,403)
Amortization of deferred stock compensation				1,403			1,403

BALANCE AT DECEMBER 31, 2003	12,997,059	$231,523	$(1,037)	—	$(171)	$(175,365)	$54,950

*	Net of issuance costs

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,741)	$(9,233)	$(49,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ($732,000 and $565,000 related to Shira in 2003 and 2002, respectively)	1,285	1,455	1,940
Impairment of identifiable intangible assets and property and equipment (related in 2003 to Shira)	2,224		2,616
Impairment of goodwill (related to Shira)	420	400
Amortization and charge related to stock compensation	1,403	813	7,439
Capital gain on sale of fixed assets	(4)		(10)
Changes in assets and liabilities:
Accounts receivable	(1,119)	481	2,161
Other current assets	(14)	111	1,781
Inventories	(1,113)	614	5,313
Accounts payable	104	(130)	(5,415)
Accrued liabilities	(2)	(3,372)	(2,799)
Accrued restructuring liability	(2,114)	(701)	2,815

Net cash used in operating activities	(14,671)	(9,562)	(33,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(387)	(169)	(2,546)
Proceeds from sale of property and equipment	15	12	36
Purchase of short-term investments	(78,352)	(97,356)	(61,491)
Proceeds from sales and maturities of short-term investments	90,249	106,395	89,148
Acquisition of Shira		(12)

Net cash provided by investing activities	11,525	8,870	25,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to former Chief Executive Officer		(1,000)
Repayments of debt		(820)
Repurchase of common stock			(9,057)
Issuance of common stock	1,005	203	461

Net cash provided by (used in) financing activities	1,005	(1,617)	(8,596)

Decrease in cash and cash equivalents	(2,141)	(2,309)	(16,611)

Cash and cash equivalents at beginning of year	15,071	17,380	33,991

Cash and cash equivalents at end of year	$12,930	$15,071	$17,380

Non-cash Investing activities:
Issuance of common stock, in connection with Shira’s acquisition (see note 5)		$(540)

Non-cash financing activities:
Repurchase of common stock from shareholder			$(333)

Issuance of common stock for notes receivable		$37

Supplemental disclosure of cash flow information—
Cash paid during the year for interest	$8	$17	$62

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Organization

Vyyo Inc. was incorporated as a Delaware corporation in 1996. As of December 31, 2003, Vyyo Inc., together with its subsidiaries (collectively, “Vyyo” or the “Company”), operates in one operating business segment: the fixed broadband wireless segment. In addition, the Company had one other operating segment, the software products segment, which was discontinued in 2003.

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

On August 12, 2003, the Company’s Board of Directors determined to cease its software business operated by Shira Computers Ltd. (“Shira”), a wholly owned subsidiary of the Company.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, current period results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively (see also note 5).

Risk Factors and Concentrations

The Company is subject to various risks including but not limited to the continuing downturn of the telecommunications and fixed wireless broadband access industry, dependence on key customers, dependence on key individuals, competition from substitute products and larger companies, and the continued development and marketing of its products.

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company performs ongoing credit evaluations of its customers. The Company provides reserves for estimated credit losses. The provision is determined for specific debts doubtful of collection. Changes to provisions for specific bad debts have included a cancellation of an excess provision of $30,000 and of $5,000 in 2003 and in 2002, respectively, and an increase of $241,000 in 2001. Write-offs of uncollectible accounts in 2003, 2002 and 2001 were $30,000, $11,000 and $0, respectively.

Regarding sales to major customers, see note 13.

Accounting Principles

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (2) the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and all of its foreign subsidiaries. Substantially all of the sales of the Company and its foreign subsidiaries are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Short-Term Investments and Cash Equivalents

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investment in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

During the year 2001, as part of a restructuring program, the Company recognized a write-down in 2001 of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In 2003, inventory that was previously written-down to $0 in 2001, by taking a charge of $1,663,000, was sold for the amount of $3,209,000. In 2002, inventory that was previously written-down to $0 by taking a charge of $1,123,000, was sold for the amount of $1,206,000.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair value of the financial instruments included in working capital of the Company approximates carrying value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Identifiable Intangible Assets

Identifiable intangible assets in 2002 consisted of acquired technology and of acquired customer list, which were amortized over three years (see also note 5). The identified intangible assets, which are related to the discontinued operations, were written off in 2003.

Impairment of Long-Lived Assets

The Company adopted SFAS No. 144. SFAS 144 requires that long-lived assets, including certain intangible assets, to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

During 2001, the Company recorded charges relating to equipment of $2.62 million. The write-off was charged to restructuring expenses (see also note 6).

The Company performed an impairment test, based on Shira’s intangible assets, property and equipment as of June 30, 2003. The impairment test resulted in impairment charges of $2,224,000 (see also note 5).

Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.

SFAS No. 142 supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. Among the most significant changes made by SFAS No. 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; and (ii) goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually and whenever events or charges in circumstances indicate that the carrying amount of the goodwill may not be recoverable.

The Company identified its various reporting units, which consisted of its operating segments. The Company has utilized expected future discounted cash flows to determine the fair value of the reporting units and whether any impairment of goodwill exists.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

The Company’s goodwill was allocated to the Software Product segment, which was classified as discontinued operations.

On June 30, 2003, the Company preformed a goodwill impairment test, due to the changes in circumstances of Shira’s operations. The impairment test resulted in an impairment charge of $420,000 (see also note 5).

Revenue Recognition

Revenues from the Fixed broadband wireless segment include product revenues. Product revenues are derived primarily from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators, and in 2001 the Company’s revenues also derived from system integration products and services provided to telecommunications service providers. Revenues from all products and from system integration products and services are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and the Company has no additional obligations. The Company accrues for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003.

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended December 31, 2003 and it has had no impact on its financial position and results of operations.

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

Loss per share

Basic and diluted net losses per share are presented in accordance with SFAS No. 128 “Earnings per share” (“SFAS No. 128”), for all periods presented. All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common shares related to outstanding options and warrants excluded from the calculations of diluted net loss per share were 1,001,707, 542,805 and 1,749,200 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average number of shares has been restated to reflect a one-for-three reverse split (see note 9).

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS No. 130”) established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income (loss) are net unrealized gains or losses on investments held as available for sale.

Employee Stock Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Charge for stock compensation represents the amortization of deferred compensation charges, which are based on differences between the respective exercise price of stock options, the purchase price of stock and the fair market value of the common stock. Deferred stock compensation is amortized over the vesting period of the underlying options.

Under “fixed plan” accounting, compensation cost is fixed, measured at the grant date, and is not subsequently adjusted. Under “variable plan” accounting, the measurement date occurs after the grant date and compensation cost is estimated and recorded each period from date of grant to the measurement date, based on the difference between the option price and the fair market value of the stock at the end of each period.

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

Proforma information regarding net loss and loss per share, required under SFAS 123, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate ranges from 1.09% to 5.42%; dividend yields of zero; a weighted-average expected life of the options of approximately 3.01, 2.27 and 1.92 years; and volatility ranging from 0.36 to 1.21 in 2003.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

The Company proforma information is as follows:

	Year ended December 31,
	2003	2002	2001
	In thousands (except per share data)
Net loss from continuing operations—as reported	$(9,101)	$(6,508)	$(49,003)
Deduct: stock based employee compensation expense, included in reported net loss	1,403	813	7,439
Add: stock based employee compensation expense determined under fair value method for all awards	(1,648)	(2,237)	(13,949)

Pro Forma net loss from continuing operations	$(9,346)	$(7,932)	$(55,513)

Deduct: stock-based employee compensation expense, included in reported net loss
Loss from discontinued operations as reported	$(6,640)	$(2,725)
Add: stock based employee compensation income (expense) determined under fair value method for all awards	(14)

Pro Forma loss from discontinued operations	$(6,654)	$(2,725)	$—

Pro forma net loss	$(16,000)	$(10,657)	$(55,513)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.72)	$(0.53)	$(3.99)
Discontinued operations	(0.52)	(0.22)

Net loss	$(1.24)	$(0.75)	$(3.99)

Proforma:
Continuing operations	$(0.74)	$(0.64)	$(4.53)
Discontinued operations	(0.52)	(0.22)

Net loss	$(1.26)	$(0.86)	$(4.53)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Under FIN 46, entities are separated into two categories: (1) those for which voting interests are used to determine consolidation (this is the most common classification) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (“VIE”s) and how to determine when a public company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Since issuing FIN 46, the FASB has proposed various amendments to the interpretation and has deferred its effective dates. Most recently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46-R), which also provides for a partial deferral of FIN 46. This partial deferral established the effective dates for the application of FIN 46 and FIN 46-R based on the nature of the VIE and the date upon which the public company became involved with the VIE. In general, the deferral provides that (i) for VIEs created before February 1, 2003, a public company must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, if the VIE is a special purpose entity, and (ii) for VIEs created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

We currently have no variable interests in any VIE. Accordingly, while there can be no assurance that we will not have variable interests in one or more VIEs in the future, we believe that the adoption of FIN 46 and FIN 46-R will not have material impact on our financial position, results of operations and cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”).” This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans.

Part of the new disclosures provisions are effective for 2003 calendar year-end financial statements, but have no impact on the Company’s financial statements. The rest of the provisions of this Statement, which have a later effective date, are currently being evaluated by the Company.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

2. Short-Term Investments and Cash Equivalents

The fair value and the amortized cost of available-for-sale securities and cash equivalents are as follows:

	December 31, 2003
	Cost	Unrealized holding gains	Unrealized holding losses	Estimated fair market value
	In thousands

Corporate debt securities	$35,909	$31	$(207)	$35,733
United States obligations	8,438	7	(2)	8,443
Money market	13,220			13,220

	$57,567	$38	$(209)	$57,396

Reported as:
Cash equivalents	$12,535			$12,535
Short-term investments	45,032	$38	$(209)	44,861

	$57,567	$38	$(209)	$57,396

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

2. Short-Term Investments and Cash Equivalents (continued)

	December 31, 2002
	Cost	Unrealized holding gains	Unrealized holding losses	Estimated fair market value
	In thousands

Corporate debt securities	$43,734	$316	$(34)	$44,016
United States obligations	14,287	33		14,320
Money market	13,503			13,503

	$71,524	$349	$(34)	$71,839

Reported as:
Cash equivalents	$14,597		$(2)	$14,595
Short-term investments	56,927	$349	(32)	57,244

	$71,524	$349	$(34)	$71,839

The contractual maturities of available for sale debt securities and cash equivalents are as follows:

	December 31, 2003
	Cost	Fair value
	In thousands
Due in one year or less, including money market funds	$41,535	$41,414
Due in one to two years	16,032	15,982

	$57,567	$57,396

3. Inventories

Inventory is comprised of the following:

	December 31,
	2003	2002
	In thousands
Raw materials	$366
Work in process	519
Finished goods	307	$79

	$1,192	$79

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

4. Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life:	December 31,
		2003	2002
		In thousands
Cost:
Machinery and equipment	2-5 years	$2,510	$4,106
Computers	2-3 years	1,694	3,597
Furniture, fixtures and leasehold improvements	2-6 years	234	1,603
Other	2 years		68

		4,438	9,374
Accumulated depreciation and amortization		(3,583)	(7,960)

Property and equipment, net		$855	$1,414

Depreciation and amortization expenses were approximately $769,000, $938,000 and $1,940,000 in 2003, 2002 and 2001, respectively, out of which $216,000 and $48,000 was related to Shira and is presented under discontinued operations in 2003 and 2002, respectively.

As to impairment charges included in restructuring expenses in 2001 and amounting to $2,616,000, see note 6.

5. Shira—Discontinued Operations

(a)	On May 14, 2002, the Company acquired all of the outstanding ordinary shares of Shira Computers Ltd. (“Shira”), an Israeli privately held company that provides software products for the prepress and publishing markets, pursuant to a share exchange agreement.

According to the agreement, the Company issued an aggregate of 166,667 shares of the Company’s common stock which were valued at approximately $540,000. The acquisition was accounted for using the purchase method under SFAS No. 141. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of June 30, 2002 (the “Acquisition Date”). Identifiable intangible assets consist of acquired technology in the amount of $2,744,000 and customer list in the amount of $347,000. Goodwill of $820,000 represents the excess of the purchase price over the fair-value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill, which is related to Software Products, is not amortized and is tested for impairment at least annually. The results of Shira’s operations were consolidated from July 1, 2002.

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company’s Board of Directors determined on August 12, 2003, to cease all of Shira’s business operations and terminate all of Shira’s employees.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, current period results of operations of the software segment have been classified as discontinued operations, and prior periods results have been reclassified respectively.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

5. Shira—Discontinued Operations (continued)

Assets and liabilities of the discontinued operations were as follows:

	December 31,
	2003	2002
	In thousands
Current Assets	$40	$208

Property and equipment, net		$343

Goodwill		$420

Identifiable intangible assets		$2,574

Current liabilities *	$632	$1,567

*	As of December 31, 2003, current liabilities include a provision for severance pay expenses and termination of contractual obligations in the amount of $82,000, which will be paid in the first quarter of 2004. (See (3) below)

Losses of the discontinued operations were composed as follows:

	Year ended December 31
	2003	2002
	In thousands
Revenues	$356	$213
Cost of revenues	594	576

Gross loss	(238)	(363)

Loss from operations	(6,631)	(2,627)
Interest expenses, net	(9)	(98)

Net loss from discontinued operations	$(6,640)	$(2,725)

Loss from discontinued operations includes:

(1)	Amortization of intangible assets: The Company amortized the identifiable intangible assets over a period of three years. The amortization of identifiable intangible assets is as follows:

	Year ended December 31
	2003	2002
	In thousands
Acquired technology	$456	$457
Customers list	60	60

	$516	$517

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

5. Shira—Discontinued Operations (continued)

(2)	As to impairment of Shira’s goodwill and intangible assets, see (b) below

(3)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146, are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Expenses incurred during the fiscal year 2003	$484	$177	$661
Incurred expenses paid during the fiscal year 2003	(412)	(167)	(579)

Balance as of December 31, 2003	$72	$10	$82

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

The changes in the amount of identifiable intangible assets and in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Acquired technology	Customer list	Goodwill
	In thousands
June 30, 2002	$2,744	$347	$820
Amortization	457	60
Impairment on December 31, 2002			400

Balance as of December 31, 2002	2,287	287	420
Amortization	(456)	(60)
Impairment on June 30, 2003	(1,831)	(227)	(420)

Balance as of December 31, 2003	$—	$—	$—

6. Current Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002
	In thousands
Withholding tax	$1,727	$1,442
Compensation and benefits	1,598	1,940
Royalties	1,016	1,137
Warranty *	389	395
Other	1,056	874

	$5,786	$5,788

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

6. Current Liabilities (continued)

*	The changes in the balances during the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	In thousands
Balance at beginning of year	$395	$1,363
Liability acquired upon Shira acquisition		141
Payments made under the warranty	(58)	(195)
Product warranty issued for new sales	444	252
Changes in accrual in respect of warranty periods ending	(392)	(1,166)

Balance at end of the year	$389	$395

The net changes in warranty provision were: a decrease of $6,000 in 2003, a decrease of $968,000 in 2002 and an increase of $260,000 in 2001.

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunication sector and the economy in general. In 2001, the Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. The remaining balance as of December 31, 2002, related to contractual obligations and to a legal claim with respect to facilities, was utilized in 2003 upon a settlement agreement. The restructuring utilizations are summarized as follows:

	Balance as of December 31, 2001	Utilized	Reversal	Balance as of December 31,	Utilized	Reversal	Balance as of December 31,
		2002			2003
	In thousands
Facilities	$2,365	$251		$2,114	$1,954	$160	$—
Employees severance and other related benefits	450	299	$151	—			—

	$2,815	$550	$151	$2,114	$1,954	$160	$—

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

The Company’s liability for severance pay pursuant to Israeli law is covered by deposits with financial institutions and by accrual as presented in the following table. The accrued severance pay liability is included in accrued compensation and benefits. The amounts funded are included in other current assets.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

6. Current Liabilities (continued)

b) In the US

The Company’s liability for severance pay includes severance for certain US employees, whose employee agreements have been terminated, in the amount of $54,000 and $463,000 as of December 31, 2003 and 2002, respectively.

	December 31,
	2003	2002
	In thousands
Accrued severance pay	$493	$876
Less—amount funded	(1)	(1)

Unfunded portion, net accrued severance pay	$492	$875

Severance pay expenses were approximately $737,000, $861,000 and $629,000 in 2003, 2002 and 2001, respectively, out of which $484,000 and $63,000 related to Shira and presented under discontinued operations in 2003 and 2002, respectively.

7. Bank Line of Credit

As of December 31, 2003, the Company has a credit facility in the amount of $160,000 in order to guarantee certain contractual obligations.

8. Commitments and Contingencies

a. Commitments

Operating Leases

The Company leases its facilities and cars under cancelable and non-cancelable operating lease agreements. The Company signed an agreement for the lease of new premises in Palo Alto, which expires in April 2009 and extended its lease agreement in Israel through December 31, 2005. In January 2003, the Company subleased unused premises in Jerusalem, Israel to a related party. The sublease expired on December 31, 2003. The future rental payments on a fiscal year basis under operating leases are as follows:

December 31, 2003
In thousands
2004	$976
2005	883
2006	538
2007	411
2008	411
2009	137

* $3,356

*	Including $470,000 related to car rental leases.

The rental payments under all operating leases were $2,066,000, $1,483,000 and $3,981,000 for the years ended December 31, 2003, 2002 and 2001, respectively, out of which $157,000 and $69,000 was

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies (continued)

related to Shira and is presented under discontinued operations in 2003 and 2002, respectively. Rental expenses, net of reimbursements from subleases, were $1,748,000, $1,268,000 and $3,978,000 for the years ended December 31, 2003, 2002 and 2001, respectively. See also note 12.

Research grants

(1)	The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the “Chief Scientist”)

The Company has obtained grants from the Chief Scientist totaling approximately $2 million. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without prior written consent of the Chief Scientist. These grants are repayable to the Chief Scientist generally at the rate of 3% of the sales of the products developed out of the projects funded, up to an amount equal to 100% of the grant received.

(2)	Binational Industrial Research and Development Foundation (the “BIRD Foundation”)

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

(3)	As of December 31, 2003, the Company has repaid or provided for the repayment of the abovementioned grants in a total amount of $1.3 million. The maximum amount of contingent liability in respect of future royalties as of December 31, 2003 amounts to $3.3 million.

Royalty expenses for the years ended December 31, 2003, 2002 and 2001 were $30,000, $113,000 and $181,000, respectively, out of which $30,000 and $23,000 related to Shira and are presented under discontinued operations in 2003 and 2002, respectively.

b. Contingencies

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

Former employees’ claims

In December, 2003, the Company commenced litigation against a former employee of Shira for overpaid commissions and alleging breach of fiduciary duty. On January 22, 2004, the same employee filed a complaint against the Company and several of its officers. The Company believes that there is little merit to the claims alleged. The Company is also involved in litigation with a former consultant. The Company’s management believes that the provision included in the financial statements as of December 31, 2003 is sufficient.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Stockholders’ equity

Reverse Stock Split

On July 15, 2002, the Board of Directors approved a one-for-three reverse split of the outstanding shares of common stock, which was effective on August 1, 2002. Issued and outstanding shares, per share amounts, stock options and warrants in the accompanying financial statements have been restated to give effect to the reverse stock split.

Common stock reserved for issuance

As of December 31, 2003, the Company has reserved approximately 1.3 million shares of common stock for issuance upon exercise of options reserved under the Company’s stock-based compensation plans and employee Stock Purchase Plan.

Common stock repurchase program

In December 2000, the Company’s board of directors authorized the repurchase of up to 1.3 million shares of the Company’s common stock. In March 2001, the Company’s board of directors approved to increase the number of shares it may purchase under its repurchase program by 1.3 million shares. In 2000 and 2001, the Company had repurchased and retired 557,800 shares in open market transactions for a total cost of $11.4 million. The Company did not repurchase any shares under the repurchase program in 2003 and in 2002.

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

Combined accounting is being applied to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total charges for the fiscal years ended December 31, 2003, 2002 and 2001 associated with these options were expense of $1,275,000, an income of $152,000 and expense of $1,152,000, respectively, which were recorded as restructuring charges.

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

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Stockholders’ equity (continued)

ISOs granted under the Plans have an exercise price equal to the fair value as determined by the board of directors of the common stock on the date of grant. Nonstatutory stock options may not be granted under the 1996 and 1999 plans with an exercise price less than 85% of the fair value as determined by the board of directors of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant, provided that no term is longer than ten years. The number of shares reserved under the 2000 Employee and Consultant Equity Incentive Plan is subject to automatic annual increase on the first day of each fiscal year commencing in 2001, equal to the lesser of 666,666 shares or 5% of the number of outstanding shares on the last day of the immediately preceding year.

In April 2001, the Company proposed to its employees (excluding the executive officers), who were previously granted options with an exercise price above $5.07 (the Company’s market share price on that date) to cancel their options in exchange for two new grants. The proposal was accepted on April 25, 2001. The terms of the new grants (each in amount equal to 50% of the cancelled grant) are as follows:

a)	The first option grant was granted on April 25, 2001. The per-share exercise price for such options was $5.07 and with a vesting period from October 25, 2001 to October 25, 2002. These options expired on December 31, 2002. This grant was subject to variable plan accounting. Details regarding this plan as for the years ended December 31, 2002 and 2001 are presented in the table below.

b)	The second option grant was granted on November 6, 2001. The per-share exercise price for such options was $2.91 (the Company’s market share price on November 6, 2001) and with a vesting period between April 6, 2002 to November 6, 2004. These options shall expire on November 30, 2004. Details regarding this plan are presented in the table below.

In December 2002, in connection with the departure of certain employees, the Company agreed to grant to such employees options to purchase 110,574 shares of common stock at an exercise price of $0.01 per share and cancelled all of such employees’ outstanding options. These options were issued on January 2, 2003. These transactions resulted in a variable plan accounting for the 110,574 options. Associated with this grant, the Company recorded $291,000 compensation expenses in 2002. These options were exercised at the beginning of January 2003.

In October 2003, in connection with a recruitment of a certain employee, the Company granted this employee 50,000 options with an exercise price of $4.46 per share. The options shall vest on the date that the Company’s stock price reaches certain prices for seven consecutive trading days. In October 2003, in connection with a recruitment of a certain employee, the Company granted this employee 50,000 options with an exercise price of $4.30 per share. The options shall vest on the date that the Company’s revenues reach certain levels.

Compensation cost accrual depends on the probability of the performance criteria being attained and is determined by the difference between the exercise price and the fair market value of the stock at the end of each period. Accrual of compensation expense during interim periods is necessary if the performance criteria are being attained or it is probable they will be attained. In 2003, total compensation expenses recognized with respect to such options were $102,000.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Stockholders’ equity (continued)

Stock Option Plans details

A summary of stock option plans and related information, under the Plans for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share data):

	Shares available for grants	Number of shares	Weighted average exercise price in dollars	Weighted average fair value in dollars
Balance at January 1, 2001	13	2,453	$22.77
Authorized	1,783	—	—
Granted fixed plans	(2,436)	2,436	4.77	$3.36
Granted variable plan	(426)	426	5.07	3.12
Granted to former CEO	(267)	267	0.03	2.67
Exercised fixed plans	—	(179)	1.68
Cancelled fixed plans	1,914	(1,914)	24.24
Cancelled variable plan	173	(173)	5.07

Balance at December 31, 2001	754	3,316	6.63
Authorized	613	—	—
Granted fixed plans *	(217)	217	3.60	$1.82
Granted variable plans **	(111)	111	0.01	2.61
Exercised fixed plans		(99)	2.17
Cancelled fixed plans	846	(846)	11.68
Cancelled variable plan	240	(240)	5.07

Balance at December 31, 2002	2,125	2,459	4.63
Authorized	627	—
Granted fixed plans *	(2,169)	2,169	3.67	$2.66
Granted variable plans	(100)	100	4.38	3.14
Exercised fixed plans		(260)	3.03
Exercised variable plans		(124)	0.55
Cancelled fixed plans	403	(403)	3.33

Balance at December 31, 2003	886	3,941	4.46

*	Includes 111,257 and 40,000 options granted to directors in 2003 and 2002, respectively.
**	These options were issued on January 2, 2003

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Stockholders’ equity (continued)

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per Share	Number exercisable	Weighted average exercise price per share
$	In thousands	In years	$	In thousands	$
Fixed Plans:
0.99	14	3.51	$0.99	14	$0.99
1.50	113	0.61	1.50	113	1.50
2.27-3.40	1,744	3.46	3.03	1,020	3.03
3.57-5.07	1,491	4.42	4.06	253	4.42
5.61-5.85	95	4.06	5.72	95	5.72
22.98	54	1.47	22.98	54	22.98
60.00	63	1.44	60.00	63	60.00

	3,574	3.72	$4.79	1,612	$9.54

Variable Plans:

0.03	267	2.00	$0.03	267	$0.03

4.30-4.46	100	4.83	$4.38	—	—

Total	3,941	3.63	$4.46	1,879	$8.45

The number of options exercisable as of December 31, 2002 and 2001 were 1,779,000 and 1,639,000, respectively.

The charges for stock compensation relating to the continuing operations are as follows:

	Years ended December 31,
	2003	2002	2001
	In thousands
Cost of revenues		$—	$202

Research and development		$120	$1,310

Selling and marketing		$74	$733

General and administrative	$128	$771	$4,007

Charge for restructuring	$1,275	$(152)	$1,187

Employee stock purchase plan

On February 2, 2000, the stockholders and the board of directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (“the “ESPP”). The ESPP permits eligible employees to purchase shares of common stock at the end of each six month purchase period during a two-year offering period, through payroll deductions not exceeding 15% of an employee’s salary. The price per share is equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Stockholders’ equity (continued)

purchase period. As of December 31, 2003, a total of 424,874 shares have been reserved for future issuance under the ESPP. During the years 2003, 2002 and 2001, 67,226 shares, 15,717 shares and 24,199 shares, respectively were issued under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases by the lesser of (i) 1% of the number of shares outstanding on the last trading day of the immediately preceding year, or (ii) 100,000 shares. The increase is effective each year on January 1.

10. Income Taxes

U.S. income taxes

Due to the Company’s losses in all years, there are no federal or state income tax expenses. Foreign withholding taxes of $285,000, $174,000 and $576,000 have been provided and recorded in general and administrative expense for the years 2003, 2002 and 2001, respectively.

The tax provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,
	2003	2002	2001
	In thousands
Computed expected benefit	$(5,352)	$(3,139)	$(16,661)
Foreign withholding taxes	285	174	576
Non-deductible stock compensation	477	276	2,529
Unbenefitted losses	4,875	2,863	14,132

Total income tax provision	$285	$174	$576

As of December 31, 2003, the Company has U.S. federal net operating loss carryforwards of approximately $13.7 million which will expire in the years 2011 through 2023 and a state net operating loss of approximately $8.1 million expiring in the years 2004 through 2008. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2003	2002
	In thousands
Deferred tax assets:
Net operating loss carryforwards and others	$6,385	$1,870
Valuation allowance	(6,385)	(1,870)

Net deferred tax assets	$—	$—

The valuation allowance increased by $4,515,000 for the year ended December 31, 2003 and decreased by $630,000 and $400,000 for the years ended December 31, 2002 and 2001, respectively.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

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

Israeli income taxes

As of December 31, 2003, the Company’s Israeli subsidiary (excluding Shira) has net operating loss carryforwards of approximately $73 million. The Israeli loss carryforwards have no expiration date.

The Company’s Israeli subsidiary has been granted in the past “approved enterprise” status for several investment programs. These programs entitle the Israeli subsidiary (the “Subsidiary”) to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which it attains taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income.

Since the Subsidiary has not achieved taxable income, the tax benefits periods have not yet commenced. The Subsidiary’s losses are expected to offset certain future earnings of the Subsidiary during the tax-exempt period. Therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in the financial statements.

Loss before income taxes is composed of the following:

	Year Ended December 31,
	2003	2002	2001
	In thousands
Losses before taxes from continuing operations of the Subsidiary	$758	$3,675	$42,661
Losses before taxes from discontinued operations of the Subsidiary	6,739	2,725
Losses before taxes in United States	8,244	2,833	6,342

Total loss before taxes	$15,741	$9,233	$49,003

11. Interest income, net

Interest income, net is comprised of the following:

	Years ended December 31,
	2003	2002	2001
	In thousands
Interest income	$1,713	$2,588	$5,498
Foreign exchange differences	(24)	11	2
Other	(250)	(15)	27

	$1,439	$2,584	$5,527

12. Related parties

In August 1999, ADC Telecommunications, Inc. (“ADC”), made an approximately 10% equity investment in the Company. As of December 31, 2003, 2002 and 2001, ADC held approximately 7% of the

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

12. Related parties (continued)

Company’s outstanding common stock. Revenues from ADC were $0 in 2003 and in 2002 and $431,000 in 2001. Cost of revenues includes purchases from ADC of $2,149,000 in 2001.

In 2003 and 2002, the Company was reimbursed by related parties, specifically companies under the control of Davidi Gilo, the CEO, Chairman of the Board and a major stockholder of the Company, for the sublease of facilities in the amount of $288,000 and $158,000, respectively.

In 2003 and 2002 the Company reimbursed the same related parties for general and administrative expenses amounting to $110,000 and $111,000, respectively.

In 2001, the Company recorded charges related to the sublease of facilities, mentioned above, from a related party, in a total amount of $438,000.

In 2002, the Company was reimbursed by a related party for the lease of vehicles in the amount of $28,000.

In 2003, 2002 and 2001, the Company recorded legal and professional fees of $80,000, $201,000 and $287,000, respectively related to various professional and consulting services given by a legal consulting firm under the control of a stockholder and a director of the Company.

In 2003, 2002 and 2001, the Company reimbursed a related party, an entity controlled by Mr. Gilo, for general and administrative expenses amounting to $163,000 and $81,000 and sales and marketing expenses amounting to $285,000, respectively. In 2003, 2002 and 2001, the Company recorded various general and administrative expenses in connection with several charters of an aircraft, for business travel purposes, provided by an unaffiliated third party, amounting to $698,000 $583,000 and $390,000, respectively. The aircraft, used in providing these services, is leased by the same related party referred to above.

In connection with the loan to the former CEO of the Company, see note 9. In 2002, the Company granted the president of the Company a loan in an amount of $37,000, in connection with an issuance of common stock upon exercise of stock options.

Pursuant to the share exchange agreement pertaining to Shira’s acquisition, entities affiliated with Mr. Gilo owned an aggregate of 50% of Shira’s ordinary shares immediately prior to the closing of the transactions and received 83,499 of the Company’s shares in the transaction. See also note 5.

13. Segments and Geographic Information

Following the cessation of business operation of Shira, as described in note 5 above, the Company has one operating segment: “fixed broadband wireless”.

The following is a summary of operations within geographic areas based on the location of the customers:

	Year ended December 31,
	2003	2002	2001
	In thousands
Revenues from sales to unaffiliated customers from continuing operations:
Asia	$4,640	$1,267	$753
North America	1,204	3,034	6,919
Rest of the world	216	276	533

	$6,060	$4,577	$8,205

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

13. Segments and Geographic Information (continued)

	December 31,
	2003	2002
	In thousands
Property and equipment, Net
Israel	$658	$1,191
United States	197	223

	$855	$1,414

Sales to major customers in the fixed broadband wireless segment out of total revenues are as follows:

	Year ended December 31,
	2003	2002	2001
Customer A	47%	23%	9%
Customer B	14%	26%	8%
Customer C	14%	—	—
Customer D	11%	4%	—
Customer E	—	13%	1%
Customer F	—	3%	57%
Customer G *	—	11%	—

*	Represents in 2002, revenues from a settlement dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

14. Subsequent events

See note 8(b).