Form 10-Q
period 2004-03-31
VYYO INC
filed 2004-04-29
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Registrant’s telephone number, including area code (650) 319-4000

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

As of April 23, 2004, there were 13,125,385 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$16,924	$12,930
Short-term investments	38,860	44,861
Accounts receivable	1,499	1,416
Inventories (note 2)	1,099	1,192
Other	284	551

Total current assets	58,666	60,950

PROPERTY AND EQUIPMENT, net	796	855

Total assets	$59,462	$61,805

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable	$870	$1,069
Accrued liabilities (note 4)	6,090	5,786

Total current liabilities	6,960	6,855

CONTINGENCIES (note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 13,115,310 and 12,997,059 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	231,254	231,523
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive loss	(205)	(171)
Accumulated deficit	(177,510)	(175,365)

Total stockholders’ equity	52,502	54,950

Total liabilities and stockholders’ equity	$59,462	$61,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months ended March 31,
	2004	2003
REVENUES (note 9)	$2,225	$346
COST OF REVENUES	997	86

GROSS PROFIT	1,228	260

OPERATING EXPENSES (INCOME):
Research and development	1,215	805
Selling and marketing	1,407	606
General and administrative	1,421	1,248
Restructuring adjustment (note 4 and 7)	(501)	—

Total operating expenses	3,542	2,659

OPERATING LOSS	(2,314)	(2,399)
INTEREST INCOME, net	253	422

LOSS FROM CONTINUING OPERATIONS	(2,061)	(1,977)
DISCONTINUED OPERATIONS (note 3)	(84)	(1,286)

LOSS FOR THE PERIOD	$(2,145)	$(3,263)

LOSS PER COMMON SHARE -
Basic and diluted:
Continuing operations	$(0.15)	$(0.16)
Discontinued operations	(0.01)	(0.10)

	$(0.16)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS) -
Basic and diluted	13,052	12,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(2,145)	$(3,263)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization ($258,000 related to Shira in 2003)	130	434
Adjustment related to stock compensation	(547)
Capital gain on sale of fixed assets		(1)
Changes in assets and liabilities:
Accounts receivable	(83)	66
Other current assets	267	57
Inventories	93	(14)
Accounts payable	(199)	(61)
Accrued liabilities	304	(461)
Restructuring liabilities		(1,853)

Net cash used in operating activities	(2,180)	(5,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(54)
Proceeds from sale of property and equipment		1
Purchase of short-term investments	(24,357)	(14,844)
Proceeds from sales and maturities of short-term investments	30,324	23,620

Net cash provided investing activities	5,896	8,723

CASH FLOWS FROM FINANCING ACTIVITIES—
Issuance of common stock	278	57

Increase (decrease) in cash and cash equivalents	3,994	3,684
Cash and cash equivalents at beginning of period	12,930	15,071

Cash and cash equivalents at end of period	16,924	$18,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Vyyo Inc. and wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). Following the cessation of business operations of Shira Computer Ltd. (“Shira”), a wholly-owned subsidiary of the Company, Vyyo operates in one operating business segment — the fixed broadband wireless segment.

The fixed broadband wireless segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The Company sells these systems directly to service providers, as well as to system integrators that deploy the Company’s systems as part of their end-to-end network solutions for service providers.

The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, current period results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively (see also note 3).

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

During the year 2001, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the three months ended March 31, 2004, inventory that was previously written-down to $0 by taking a charge of $286,000 was sold for the amount of $661,000. In the three months ended March 31, 2003, inventory that was previously written-down to $0 by taking a charge of $221,000 was sold for the amount of $135,000.

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

The Company’s goodwill was allocated to the Software Products segment, which was classified as discontinued operations.

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

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended December 31, 2003 and it had no impact on its financial position and results of operations.

The Company and its subsidiaries provide for warranty costs at the same time as the revenue is recognized. The provision is calculated as a percentage of the sales, based on historical experience.

Loss per Share

Basic and diluted losses per share are presented in accordance with SFAS No. 128, “Earnings per share” (“SFAS 128”), for all periods presented.

Employee Stock Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Charge for stock compensation represents the amortization of deferred compensation charges, which are based on differences between the respective exercise price of stock options, the purchase price of stock and the deemed fair market value of the common stock. Deferred stock compensation is amortized over the vesting period of the underlying options.

Under “Fixed Plan” accounting, compensation cost is fixed, measured at grant date and is not subsequently adjusted. Under “Variable Plan” accounting, the measurement date is after the grant date and compensation cost is estimated and recorded each period from the date of grant to the measurement date, based on the difference between the option price and the fair market value of the stock at the end of each period.

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock Based Compensation (continued)

Pro forma information regarding loss and loss per share required under SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 calculation. The fair value for stock options was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: risk-free interest rates ranging from 1.19% to 3.86%; dividend yields of zero; a weighted-average expected life of the options of approximately 3.58, and 3.62 years; and volatility ranging from 0.36 to 1.02.

The Company’s pro forma information is as follows:

	Three Months ended March 31,
	2004	2003
	In thousands (except per share data)
Loss from continuing operations as reported	$(2,061)	$(1,977)
Deduct: stock based employee compensation expense, included in net loss	(547)	—
Add: stock based employee compensation expense determined under fair value method for all awards	(854)	(82)

Pro Forma loss from continuing operations	(3,462)	(2,059)

Loss from discontinued operations as reported	(84)	(1,286)
Add: stock based employee compensation income (expense) determined under fair value method for all awards	7	(1)

Pro Forma loss from discontinued operations	(77)	(1,287)

Pro forma loss	(3,539)	(3,346)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.15)	$(0.16)
Discontinued operations	(0.01)	(0.10)

	$(0.16)	$(0.26)

Proforma:
Continuing operations	$(0.26)	$(0.17)
Discontinued operations	(0.01)	(0.10)

	$(0.27)	$(0.27)

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2. Inventory

Inventory is comprised of the following:

	March 31, 2004	December 31, 2003
	In thousands
Raw materials	$442	$366
Work in process	371	519
Finished goods	286	307

	$1,099	$1,192

3. Shira – Discontinued Operations

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

Assets and liabilities of the discontinued operation were as follows:

	March 31, 2004	December 31, 2003
	In thousands
Current Assets	$28	$40

Current liabilities *	$591	$632

*	As of March 31, 2004, current liabilities included a provision for severance pay expenses and termination of contractual obligations in the amount of $5,000, which will be paid in the second quarter of 2004.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira – Discontinued Operations (continued)

Profit and loss of the discontinued operations were as follows:

	Three Months ended March 31,
	2004	2003
	In thousands
Revenues	$32	$139
Cost of revenues	24	284

Gross profit (loss)	8	(145)

Loss from operations	(84)	(1,283)
Interest expenses, net		(3)

Loss from discontinued operations	$(84)	$(1,286)

Loss from discontinued operations includes:

(1)	The Company amortized the identifiable intangible assets over a period of three years. The amortization of identifiable assets was as follows:

	Three Months ended March 31,
	2004	2003
	In thousands
Acquired technology	$—	$228
Customers list		30

	$—	$258

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for costs associated with exit or disposal activities”), are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Balance as of December 31, 2003	$72	$10	$82
Incurred expenses paid during the three months ended March 31, 2004	(68)	(9)	(77)

Balance as of March 31, 2004	$4	$1	$5

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Shira – Discontinued Operations (continued)

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003
	In thousands
Withholding tax	$1,768	$1,727
Compensation and benefits	1,669	1,598
Royalties	1,041	1,016
Warranty *	534	389
Other	1,078	1,056

	6,090	$5,786

*	The changes in the balances during the periods are comprised of the following:

	Three Months ended March 31,	Year ended December 31,
	2004	2003
	In thousands
Balance at beginning of period	$389	$395
Payments made under the warranty		(58)
Product warranty issued for new sales	168	444
Changes in accrual in respect of warranty periods ending	(23)	(392)

Balance at end of period	534	$389

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Accrued Liabilities (continued)

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses. The Company recorded charges of $12.8 million related to excess facilities, abandoned equipment and employees’ severance and other related benefits due to a reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. In the three months ended March 31, 2004, the Company recorded a positive adjustment of $501,000 in compensation charges with respect to a variable compensation plan related to our former Chief Executive Officer (see note 7).

5. Severance Liability

The amounts of severance pay expenses were $105,000 and $59,000 for the three months ended March 31, 2004 and 2003, respectively.

The Company is obligated to make a contribution, in respect of the Company’s Israeli severance pay obligations, of $260,000 per year beginning April 1, 2004.

6. Contingencies

Former employees’ claims

In December, 2003, the Company commenced litigation against a former employee of Shira for overpaid commissions and alleging breach of fiduciary duty. On January 22, 2004, the same employee filed a complaint against the Company and several of its officers. The Company filed a motion to dismiss and, on April 5, 2004, the employee voluntarily dismissed his complaint. The Company is also involved in litigation with a former consultant. The Company’s management believes that the provision included in the financial statements as of March 31, 2004 is sufficient.

7. Former Chief Executive Officer (“Former CEO”) separation agreement

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

Combined accounting is being applied to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total adjustments for the three months ended March 31, 2004 and 2003 associated with these options were an income adjustment of $501,000 and an expense of $0, respectively. The charges were recorded as a restructuring adjustment.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

8. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months ended March 31,
	2004	2003
	In thousands
Loss	$(2,145)	$(3,263)
Unrealized loss on available-for-sale securities	(34)	(1)

Comprehensive loss	$(2,179)	$(3,264)

9. Segment Reporting

Following the cessation of business operation of Shira, as described in note 3 above, the Company has one business segment—“fixed broadband wireless”.

Sales to major customers:

	Three Months ended March 31,
	2004	2003
Revenues:
Customer A	32%	—
Customer B	20%	—
Customer C	14%	—
Customer D	13%	49%
Customer E	10%	—
Customer F	4%	16%
Customer G	—	16%
Customer H	—	12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, contained in Vyyo’s Annual Report (Form 10-K) for the year ended December 31, 2003, filed with the Securities and Exchange Commission. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, may contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Vyyo’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

We supply broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. We sell our systems directly to service providers, as well as to system integrators that deploy our systems as part of their end-to-end network solutions for service providers.

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales continued at a reduced level through 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $2.1 million for the three months ended March 31, 2004. As of March 31, 2004, our accumulated deficit was approximately $178 million.

In 2003, particularly in the later months of the year, it appeared as though the telecommunications and wireless communications industries were beginning to recover in connection with some positive announcements by major telecommunications service providers, increased capital spending by cellular operators and the growing economy in China. Starting in 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly China.

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

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumption and conditions.

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

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended December 31, 2003 and it had no impact on its financial position and results of operations.

Inventory Valuation. In 2001, due to the dramatic slowdown in the telecommunications sector and the economy in general, we recorded a write-down of excess inventory and purchase commitments of $8.45 million. Our estimate was based on our expectations for sales of our products in the foreseeable future due to the uncertainty of selling our existing products if and when the market recovers. In the three months ended March 31, 2004, inventory that was previously written-down to $0 by taking a charge of $286,000 was sold for the amount of $661,000.

Valuation of Identifiable Intangible Assets and Goodwill. Upon the acquisition of Shira in 2002, we recorded identifiable intangible assets of $3,091,000 and goodwill of $820,000. We amortized the identifiable intangible assets over a period of three years. We assessed the identifiable intangible assets and goodwill for recoverability through the estimated future cash flows resulting from the use of the assets. Our assessment for recoverability, based on Shira’s valuation as of June 30, 2003, resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment.

Products Warranty. We accrue for estimated sales returns and exchanges and product warranty costs upon recognition of product revenues. The provision is calculated as a percentage of the sales based on historical experience according to the obligations to customers.

This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and related notes included elsewhere in this report.

Results of Operations

Revenues

Revenues from fixed broadband wireless include product revenues. Revenues are derived from sales of hubs and modems initially sold as a package to telecommunications service providers and to system integrators. Revenues from these products are generally recorded when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and customer acceptance requirements have been met, (iii) the price is fixed or determinable, and (iv) collection of payment is reasonably assured and we have no additional obligations. We accrue for estimated sales returns and exchanges and product warranty and liability costs upon recognition of product revenues.

Our revenue is concentrated among relatively few customers. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months ended March 31,
	2004	2003
Revenues:
Customer A	32%	—
Customer B	20%	—
Customer C	14%	—
Customer D	13%	49%
Customer E	10%	—
Customer F	4%	16%
Customer G	—	16%
Customer H	—	12%

Revenues increased to $2.2 million in first quarter of 2004 from $346,000 in the first quarter of 2003. The increase in revenues in the first quarter of 2004, primarily reflects the increased shipments of our products, particularly to the Asia market. Revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately $661,000 in the first quarter of 2004 and $135,000 in the first quarter of 2003. As a result of the write-down in 2001, the cost of revenues associated with the sales of this inventory has been accounted for as $0.

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues increased to $1 million in the first quarter of 2004 from $86,000 in the first quarter of 2003. The increase in cost of revenues in the third quarter of 2004, were primarily attributable to (1) the increase in shipments of our products, (2) our increasing workforce, and (3) purchases of new inventories made in response to demand for our products. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $286,000 in the first quarter of 2004 and $221,000 in the first quarter of 2003, related to the sale of such inventories. We anticipate that our cost of revenues will increase, and our gross margin will decrease, in future periods as and to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facilities in Palo Alto, California and Jerusalem, Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $1.2 million in the first quarter of 2004 from $805,000 in the first quarter of 2003. The increase in research and development expenses in the first quarter 2004 was due to an increase in research and development efforts for new wireless products and increasing our workforce. Although we have recently increased our research and development expenses, as a result of the previous decreases in research and development activities, we may be unable to develop next generation products and new products to meet the demands of the market. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new wireless products to address the China market and other new markets.

Selling and Marketing Expenses

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $1.4 million in the first quarter of 2004 from $606,000 in the first quarter of 2003. The increase in sales and marketing expenses in the first quarter of 2004 was due to an increase in sales efforts for our wireless products in Asia and other new markets, as well as an increase in our workforce. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in the China market and other new markets.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses increased to $1.4 million in the first quarter of 2004 from $1.2 million in the first quarter of 2003. The increase in general and administrative expenses in the first quarter of 2004 was primarily due to an increase in salaries and professional fees, offset partially by a decrease in our insurances expenses. General and administrative expenses also included expenses of $194,000 for the first quarter of 2004, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and a trust for his benefit are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this restructuring, we recorded charges of $12.8 million in 2001. These charges are costs related to excess facilities, abandoned equipment and employees’ severance and other related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of our workforce. In the first quarter of 2004, we recorded a restructuring income of $501,000 from a positive adjustment with respect to a variable compensation plan related to our former Chief Executive Officer.

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income was $253,000 in the first quarter of 2004 and $422,000 in the first quarter of 2003. Our interest income is derived mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances and low interest rates in financial markets.

Income Taxes

As of December 31, 2003, we had approximately $73 million of Israeli net operating loss carryforwards from our Israeli subsidiaries, $13.7 million of United States federal net operating loss carryforwards, and $8.1 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2023. The state net operating loss carryforwards expire in various amounts between the years 2004 and 2008. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options. Income related to stock compensation was $547,000 in the first quarter of 2004, resulting from a separation agreement and an option grant agreement related to variable accounting plans (including an income charge of $501,000 associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring adjustment).

Discontinued Operation

Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, Vyyo’s Board of Directors determined on August 12, 2003 to cease all of Shira’s business operations and terminate all of Shira’s employees.

Assets and liabilities of the discontinued operation were as follows:

	March 31, 2004	December 31, 2003
	In thousands
Current Assets	$28	$40

Current liabilities *	$591	$632

*	As of March 31, 2004, current liabilities included a provision for severance pay expenses and termination of contractual obligations in the amount of $5,000, which will be paid in the second quarter of 2004.

Profit and loss of the discontinued operations were as follows:

	Three Months ended March 31,
	2004	2003
	In thousands
Revenues	$32	$139
Cost of revenues	24	284

Gross profit (loss)	8	(145)

Loss from operations	(84)	(1,283)
Interest expenses, net	—	(3)

Loss from discontinued operations	$(84)	$(1,286)

Loss from discontinued operations includes:

(1)	We amortized the identifiable intangible assets over a period of three years. The amortization of identifiable assets was as follows:

	Three Months ended March 31,
	2004	2003
	In thousands
Acquired technology	$—	$228
Customers list		30

	$—	$258

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for costs associated with exit or disposal activities”), are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Balance as of December 31, 2003	$72	10	$82
Incurred expenses paid during the three months ended March 31, 2004	(68)	(9)	(77)

Balance as of March 31, 2004	$4	$1	$5

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, we performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

Liquidity and Capital Resources

As of March 31, 2004, we had $55.8 million of cash, cash equivalents and short-term investments. In the first quarter of 2004, net cash used in operations was $2.2 million, comprised mainly of (1) our loss of $2.1 million, (2)

changes in other working capital accounts of $0.3 million, and (3) non-cash charges of (a) depreciation and amortization of $0.1 million, and (b) income related to stock compensation of $0.5 million. In the first quarter of 2003, net cash used in operations was $5.1 million, comprised of (1) our loss of $3.3 million, (2) changes in other working capital accounts of $2.3 million, and (3) capital gain of $1,000, partially offset by non-cash charges of depreciation and amortization of $0.5 million.

In the first quarter of 2004, net cash provided by investing activities was $5.9 million, comprised mainly of our purchase of short-term investments net from our proceeds from sales and maturities of short-term investments of $6 million. In the first quarter of 2003, net cash provided by investing activities was $8.7 million, comprised mainly of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $8.8 million.

Financing activities in the first quarter of 2004 amounted to approximately $0.3 million of proceeds from stock option exercises. Financing activities in the first quarter of 2003 amounted to approximately $0.1 million of proceeds from stock option exercises.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $2.1 million in the first quarter of 2004. As of March 31, 2004, our accumulated deficit was approximately $178 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our increased efforts in Asia. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain our business.

Our future success in the telecommunications business depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop, expand or be sufficiently large to sustain our business. The major service providers in the United States, including WorldCom, which is currently in Chapter 11 reorganization proceedings, and Sprint have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. In the event that service providers adopt technologies other than the wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business.

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

Economic conditions have adversely affected, and could continue to affect adversely, our revenues, gross margin and expenses.

Our revenue and gross margin depend significantly on general economic conditions and the demand for wireless broadband access systems. Weak demand for our products and services caused by ongoing economic weakness in certain markets over the past several years has resulted, and may result, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. Economic conditions continue to be unpredictable; some economies are facing difficult conditions and others are in danger of overheating. As a result, individuals and companies have delayed or reduced technology expenditures or may do so in the future. In addition, if our customers experience financial difficulties, we could experience increases in bad debt write-offs and additions to reserves in our receivables portfolio, our lessees may be unable to make required payments. Continued uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Delays or reductions in broadband wireless technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Because we operate in international markets, and particularly in China, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 82% of our revenues in the first quarter of 2004. We expect that international sales, and in particular sales to Asia, will account for a substantial portion of our revenues in future periods. However, our desire to increase our market share in Asia may not result in increased revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2004. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. In the second, third and fourth quarters of 2003, as well as the first quarter of 2004, we increased our sales and marketing expenses and research and development expenses in connection with our increased efforts in China, although such expenses continue to be at low levels. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses and may never achieve profitability. We may be unable effectively to sell and market our products without substantially further increasing sales and marketing expenses. Furthermore, substantial uncertainty exists as to the ability of our existing products and technology to address this market when it returns. Moreover, our ability to develop and market products that effectively address customer needs in the telecommunications market as it evolves with new and competitive products and technologies may be limited due to, among other things, our limited research and development budget.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months ended March 31,
	2004	2003

Revenues:

Customer A	32%	—

Customer B	20%	—

Customer C	14%	—

Customer D	13%	49%

Customer E	4%	—

Customer F	—	16%

Customer G	—	16%

Customer H	—	12%

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

We may not be able to sell Shira’s remaining assets on acceptable terms, or at all.

In August 2003, the Board of Directors determined to cease all of Shira’s business operations and terminate all of Shira’s employees. Vyyo made this decision due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. In addition, Vyyo is exploring the sale of Shira’s remaining assets. Vyyo would likely receive only minimal value, if any, in a sale of Shira.

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

Countries worldwide are considering or are in the process of allocating frequencies for wireless applications, but not all markets have done so. If the United States and/or other countries do not provide sufficient spectrum for wireless applications or reallocate spectrum in the wireless frequency bands for other purposes, our customers may delay or cancel deployments in broadband wireless, which could seriously harm our business. For example, in October 2001, the United States Federal Communications Commission indicated that existing MMDS license holders may be able in the future to deploy mobile services using the MMDS frequencies. If service providers in the United States will use mobile technology such as 3G cellular technology in the MMDS band, it could harm our business because Vyyo’s current technology does not support mobile services. Internationally, there has been delay in the allocation of 3.5Ghz licenses and our business is highly dependent upon new license grants in China and the manner in which those grants are distributed. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

Competition may decrease our market share, net revenues and gross margins, which may cause our stock price to decline.

The market for broadband access systems is intensely competitive, rapidly evolving and subject to rapid technological change. Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, Flarion, VCOM, Airspan and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers, and many of these companies are operating and increasing their presence in the China market, on which we believe a substantial portion our business will depend. We also face competition from technologies such as digital subscriber line, fiber and cable. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our broadband wireless systems, which contractors are located in Israel, Taiwan and China. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into a written agreement with a manufacturer for our modems would harm our business.

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

Although we reduced the costs of our fixed broadband wireless operations in response to the decline in the telecommunications industry that began around 2001, we have recently increased certain expenses to address international market opportunities, particularly in China, and we will need to continue to monitor closely our costs and expenses. If the market and our business do not expand, we may need to reduce further our operations.

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

We regularly evaluate and seek to explore and develop derivative products relating to our broadband wireless systems. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband wireless industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty make it difficult to forecast future demand for our products.

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

Our management collectively own approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

As of March 31, 2004, we had cash, cash equivalents and short-term investments of $55.8 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of March 31, 2004

If market interest rates were to increase on March 31, 2004 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $46,000 or approximately 0.09% of the total portfolio (approximately 0.08% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2004 remains constant throughout the second quarter of 2004 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2004 remain constant for the duration of the second quarter of 2004, interest income for the second quarter of 2004 would be approximately $197,000. Assuming a decline of 10% in the market interest rates at March 31, 2004, interest income for the second quarter of 2004 would be approximately $192,000, which represents a decrease in interest income of approximately $5,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended March 31, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at March 31, 2004, over the remaining contractual lives.

Item 4. Controls and Procedures

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

From April 3, 2000, until March 31, 2004, we used approximately $6.8 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, and approximately $69.8 million of the net offering proceeds for working capital.

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

From September 13, 2000, until March 31, 2004, we used none of the net proceeds from this offering. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

(a) On February 17, 2004, the Company entered into an agreement formalizing the change in employment status of Menashe Shahar, the Company’s former Chief Technical Officer. Mr. Shahar is no longer an executive officer of the Company.

(b) None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1*	Second Amendment to Employment Agreement with Menashe Shahar

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

On January 22, 2004, Vyyo filed a report on Form 8-K furnishing under Item 7 of Form 8-K, and pursuant to Item 12 of Form 8-K, its financial results for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2004

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)