Form 10-Q
period 2004-06-30
VYYO INC
filed 2004-08-13
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 11, 2004, there were 14,803,384 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$17,846	$12,930
Short-term investments	36,181	44,861
Accounts receivable	1,949	1,416
Inventories (note 2)	1,952	1,192
Other	938	551

Total current assets	58,866	60,950

PROPERTY AND EQUIPMENT, net	1,263	855
INTANGIBLE ASSETS (note 3)	8,087

Total assets	$68,216	$61,805

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Accounts payable	$1,813	$1,069
Accrued liabilities (note 5)	8,979	5,786

Total current liabilities	10,792	6,855

CONTINGENCIES (note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 14,803,384 and 12,997,059 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	240,171	231,523
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive loss	(384)	(171)
Accumulated deficit	(181,326)	(175,365)

Total stockholders’ equity	57,424	54,950

Total liabilities and stockholders’ equity	$68,216	$61,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
REVENUES (note 10)	$2,386	$1,786	$4,611	$2,132
COST OF REVENUES	1,225	460	2,222	546

GROSS PROFIT	1,161	1,326	2,389	1,586

OPERATING EXPENSES (INCOME):
Research and development	1,268	944	2,483	1,749
Acquisition of research and development in process (note 3)	1,402		1,402
Selling and marketing	1,169	1,147	2,576	1,752
General and administrative, net	1,324	1,382	2,745	2,632
Restructuring adjustments (note 8)	(48)		(549)

Total operating expenses	5,115	3,473	8,657	6,133
OPERATING LOSS	(3,954)	(2,147)	(6,268)	(4,547)
INTEREST INCOME, net	104	365	357	789

LOSS FROM CONTINUING OPERATIONS	(3,850)	(1,782)	(5,911)	(3,758)
DISCONTINUED OPERATIONS (note 4)	34	(4,359)	(50)	(5,646)

LOSS FOR THE PERIOD	$(3,816)	$(6,141)	$(5,961)	$(9,404)

LOSS PER COMMON SHARE —
Basic and diluted:
Continuing operations	$(0.29)	$(0.14)	$(0.45)	$(0.30)
Discontinued operations	0.00	(0.34)	0.00	(0.44)

	$(0.29)	$(0.48)	$(0.45)	$(0.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS) —
Basic and diluted	13,188	12,692	13,120	12,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(5,961)	$(9,404)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization ($258,000 related to Shira in 2003)	274	850
Impairment of identifiable intangible assets and property and equipment		2,224
Impairment of goodwill		420
Acquisition of research and development in process	1,402
Adjustments related to stock compensation, net	(485)
Capital gain on sale of fixed assets	(44)	(1)
Changes in assets and liabilities:
Accounts receivable	(533)	(966)
Other current assets	94	(277)
Inventories	(760)	(98)
Accounts payable	437	13
Accrued liabilities	89	590
Restructuring liabilities		(1,884)

Net cash used in operating activities	(5,487)	(8,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(357)	(134)
Proceeds from sale of property and equipment	44	1
Purchase of short-term investments	(59,105)	(39,924)
Proceeds from sales and maturities of short-term investments	67,572	48,422
Net cash acquired from acquisition of Xtend	1,608

Net cash provided investing activities	9,762	8,365

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	641	127

Increase (decrease) in cash and cash equivalents	4,916	(41)
Cash and cash equivalents at beginning of period	12,930	15,071

Cash and cash equivalents at end of period	$17,846	$15,030

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

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). Following the acquisition of all of the outstanding shares of Xtend Networks Ltd. (“Xtend”), the Company’s consolidated balance sheet as of June 30, 2004 includes the net assets of Xtend. The results of Xtend’s operations will be consolidated commencing on July 1, 2004.

Vyyo operates in the “Fixed Broadband Wireless” segment. The Fixed Broadband Wireless segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The Company sells these systems directly to service providers, as well as to system integrators that deploy the Company’s systems as part of their end-to-end network solutions for service providers.

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company which is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines (see note 3). This acquisition adds a new business segment to the Company’s operations — the “Cable” segment.

On August 12, 2003, the Company’s Board of Directors determined to cease its software business operated by Shira Computers Ltd. (“Shira”), a wholly-owned subsidiary of the Company, and terminate all of Shira’s employees. Prior to the cessation of operations, Shira operated in the “Software Products” segment. The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, the results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively (see also note 4).

Accounting Principles

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Use of Estimates (continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During the year 2001, the Company wrote down excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the three and six months ended June 30, 2004, inventory that was previously written-down to $0 by taking a charge of $149,000 and $435,000 was sold for the amount of $353,000 and $1,014,000, respectively. In the three and six months ended June 30, 2003, inventory that was previously written-down to $0 by taking a charge of $526,000 and $747,000 was sold for the amount of $1,490,000 and $1,625,000, respectively.

Intangible Assets

The Company’s definite-life intangible assets relate to the acquisition of Xtend and consist of technology, non-competition agreements, an exclusive sales agreement and workforce. These assets are amortized using the straight-line method over their estimated useful lives, ranging between one and six years.

Impairment of Long-Lived Assets

SFAS 144 requires that long-lived assets including certain intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

The Company performed an impairment test, based on Shira’s intangible assets, property and equipment as of June 30, 2003. The impairment test resulted in impairment charges of $2,224,000 (see note 4(b)).

Goodwill

The Company’s goodwill was allocated to the Software Products segment, which was classified as discontinued operations.

As described in note 4(b) below, the Company performed a goodwill impairment test, based on Shira’s valuation as of June 30, 2003, by utilizing the expected future discounted cash flows to determine the fair value of the Software Products segment. The impairment test resulted in an impairment charge of $420,000, which was the remaining balance of Shira’s goodwill as of June 30, 2003.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Revenue Recognition

Revenues from the fixed broadband wireless business are derived from sales of products. The Company currently provides no services. These products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by the Company. When establishing a relationship with a new customer, the Company may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As the Company’s products are off-the-shelf products, the Company does not provide its customers with the right of return or any additional services after delivery (except for standard product warranty).

Revenues from the Company’s products are recorded when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and customer acceptance requirements have been met; (3) the price is fixed or determinable; and (4) collection of payment is reasonably assured and the Company has no additional obligations.

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003.

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company’s products are sold together as a “package.” Because these off-the-shelf products are delivered at the same time and the four revenue recognition criteria are met at that time, the adoption of EITF 00-21 had no impact on the Company’s financial position and results of operations.

The Company and its subsidiaries provide for warranty costs at the same time that revenue is recognized. The provision is calculated as a percentage of the sales, based on historical experience.

Loss per Share

Basic and diluted losses per share are presented in accordance with SFAS No. 128, “Earnings per share” (“SFAS 128”), for all periods presented.

Employee Stock-Based Compensation

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock Based Compensation (continued)

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such methods for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Pro forma information regarding loss and loss per share required under SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma loss per share below reflects both (i) the charge for stock included in the historical loss and (ii) the expense allocation based on the SFAS No. 123 calculation. The fair value for stock options was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2004 and 2003: risk-free interest rates ranging from 1.09% to 4.62%; dividend yields of zero; a weighted-average expected life of the options of approximately 3.14 and 3.62 years; and volatility ranging from 0.36 to 1.02.

The Company’s pro forma information is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	In thousands (except per share data)		In thousands (except per share data)
Loss from continuing operations as reported	$(3,850)	$(1,782)	$(5,911)	$(3,758)
Deduct (add): stock based employee compensation expense (income), included in reported loss	62		(485)
Add: stock based employee compensation expenses determined under fair value method for all awards	(925)	(169)	(1,779)	(251)

Pro Forma loss from continuing operations	(4,713)	(1,951)	(8,175)	(4,009)

Income (loss) from discontinued operations as reported	34	(4,359)	(50)	(5,646)
Add (deduct): stock based employee compensation income (expense) determined under fair value method for all awards		(13)	7	(14)

Pro Forma income (loss) from discontinued operations	34	(4,372)	(43)	(5,660)

Pro forma loss	$(4,679)	$(6,323)	$(8,218)	$(9,669)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.29)	$(0.14)	$(0.45)	$(0.30)
Discontinued operations	0.00	(0.34)	0.00	(0.44)

	$(0.29)	$(0.48)	$(0.45)	$(0.74)

Proforma:
Continuing operations	$(0.36)	$(0.15)	$(0.63)	$(0.31)
Discontinued operations	0.00	(0.35)	0.00	(0.45)

	$(0.36)	$(0.50)	$(0.63)	$(0.76)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Reclassifications

Certain comparative figures have been reclassified to conform to the current period presentation.

2. Inventory

Inventory is comprised of the following:

	June 30, 2004	December 31, 2003
	In thousands
Raw materials	$756	$366
Work in process	870	519
Finished goods	326	307

	$1,952	$1,192

3. Acquisition of Xtend

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend (the “Transaction”), an Israeli privately-held company which is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. The Transaction allows the Company to diversify its business by adding a different field of operation to its fixed broadband wireless business. The Company’s consolidated balance sheet as of June 30, 2004 includes the net assets of Xtend. The results of Xtend’s operations will be consolidated commencing July 1, 2004.

In connection with the Transaction:

(1) The Company issued 1,398,777 shares of the Company’s common stock and agreed to make cash payments of approximately $2,970,000 for non-competition agreements from certain employees of Xtend;

(2) The Company provided a contingent promissory note (“Contingent Note”) in the principal amount of $6.5 million payable on March 31, 2007. In the event that the consolidated revenues of the Company in the year ended December 31, 2006 equal or exceed $60 million and the consolidated gross margin of the Company equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of the Company’s cash, cash equivalents, short term investments and accounts receivables, net of the sum of the Company’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20 million on December 31, 2005 or on June 30, 2006;

(3) The Company agreed to pay a contingent cash bonus to an Xtend employee in the amount of approximately $1.2 million and granted the same employee 146,000 restricted shares, of which 71,000 shares would vest over a six months period and 75,000 shares would vest subject to designated performance criteria;

(4) The Company agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options in Xtend. These cash payments include a payment of approximately $269,000 paid in cash at the closing of the Transaction on June 30, 2004 and a payment of approximately $255,000 which is expected to be paid over two years upon realization of certain conditions;

(5) The Company committed to contribute to Xtend up to $10 million, to be contributed in stages based on the operational needs of Xtend; and

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Acquisition of Xtend (continued)

(6) The Company incurred direct expenses related to the Transaction amounting to $818,000.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, the Company accounted for the Transaction as an acquisition of net assets.

The purchase price consists of:

June 30, 2004
In thousands
Value of Vyyo’s shares *	$8,492
Non-competition cash payments	2,970
Other cash payments to option holders and employees	269
Acquisition direct costs	818

Total purchase price	$12,549

*	This valuation is based on the Company’s average share price of $6.07, based on the average closing prices from May 13, 2004 to May 19, 2004 and including two trading days prior to and two trading days subsequent to the public announcement of the Transaction.

The tangible and intangible net assets acquired consist of the following (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total tangible assets acquired:	$3,060

Intangible assets acquired:
Existing technology	2,328
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,570
Workforce	248

Total intangible assets acquired:	9,489

Total tangible and intangible net assets acquired:	$12,549

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Acquisition of Xtend (continued)

The amount allocated to research and development in-process represents the fair value of purchased in-process technology for research projects that, as of the acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they have been charged to the statement of operations on the date of acquisition.

Intangible assets acquired will be amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and one half years and workforce over one year.

Estimated amortization expenses are as follows:

In thousands
2004	$1,045
2005	1,966
2006	1,842
2007	1,693
2008	959
2009	388
2010	194

$8,087

4. Shira – Discontinued Operations

(a)	Assets and liabilities of the discontinued operation are as follows:

	June 30, 2004	December 31, 2003
	In thousands
Current Assets	$85	$40

Current liabilities	$567	$632

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Shira - Discontinued Operations (continued)

Profit and loss of the discontinued operations were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	In thousands		In thousands
Revenues	$60	$88	$92	$228
Cost of revenues	3	278	27	562

Gross profit (loss)	57	(190)	65	(334)

Income (loss) from operations	32	(4,354)	(53)	(5,634)
Interest (expenses) income, net	2	(5)	3	(12)

Income (loss) from discontinued operations	$34	$(4,359)	$(50)	$(5,646)

Income (loss) from discontinued operations includes:

(1)	The amortization of identifiable assets in the three and six months periods ending on June 30, 2003 were $258,000 and $516,000, respectively.

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”), are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Balance as of December 31, 2003	$72	$10	$82
Incurred expenses paid during the six months ended June 30, 2004	(72)	(10)	(82)

Balance as of June 30, 2004	$—	$—	$—

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003
	In thousands
Withholding tax	$1,836	$1,727
Compensation and benefits	4,139	1,598
Royalties	1,019	1,016
Warranty *	642	389
Other	1,343	1,056

	$8,979	$5,786

*	The changes in the balances during the periods are comprised of the following:

	Six Months ended June 30, 2004	Year ended December 31, 2003
	In thousands
Balance at beginning of period	$389	$395
Payments made under the warranty		(58)
Product warranty issued for new sales	286	444
Changes in accrual in respect of warranty periods ending	(33)	(392)

Balance at end of period	$642	$389

6. Severance Liability

The amounts paid related to severance and severance expenses were:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	In thousands		In thousands
Amounts paid related to severance	$142	$59	$282	$550

Severance expenses *	$182	$419	$279	$560

*	Severance expenses relating to Shira and presented under discontinued operations were $365,000 and $437,000 in the three and six month periods ending June 30, 2003.

The Company is obligated to make a contribution, in respect of the Company’s Israeli severance pay obligations, of $187,000 for the period beginning July 1, 2004 and ending December 31, 2004 (including $56,000 relating to Xtend).

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

7. Contingencies

In connection with a contingent promissory note of $6,500,000 and a contingent bonus of $1,200,000, related to the Xtend Transaction, see note 3.

8. Former Chief Executive Officer (“Former CEO”) separation agreement

In April 2002, pursuant to a separation agreement entered into in October 2001 and as part of a restructuring program that the Company implemented in 2001, the Company’s former Chief Executive Officer drew down on the $1 million loan provided for in the separation agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options.

Combined accounting is being applied to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total positive adjustments for the three and six months ended June 30, 2004 associated with these options were 48,000 and $549,000, respectively, recorded as restructuring adjustments.

9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	In thousands		In thousands
Loss	$(3,816)	$(6,141)	$(5,961)	$(9,404)
Unrealized loss on available-for-sale securities	(179)	(193)	(213)	(194)

Comprehensive loss	$(3,995)	$(6,334)	$(6,174)	$(9,598)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10.	Segment Reporting

Following the acquisition of Xtend, as described in note 3 above, the Company’s business is divided into two segments: “Fixed Broadband Wireless” and “Cable.” The results of Xtend’s operations will be consolidated commencing July 1, 2004.

	June 30, 2004	December 31, 2003
	In thousands
Identifiable assets:
Fixed broadband wireless	$56,132	$61,805
Cable	12,084

	$68,216	$61,805

Sales to major customers:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Customer A	44%	—	28%	—
Customer B	17%	6%	15%	13%
Customer C	17%	—	9%	—
Customer D	3%	79%	17%	67%
Customer E	16%	—	15%	—
Customer F	—	1%	10%	1%

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

Overview

We supply end-to-end broadband access solutions used by telecommunications providers to deliver both circuit-switched services, such as telephony and E-1 connections, and Internet Protocol (“IP”) services, such as high-speed data and voice over IP connections, to business and residential subscribers. Our technology uses point-to-multipoint architecture to deliver services over wireless media or cable television networks. We sell our systems to system integrators, distributors and directly to service providers.

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales continued at a reduced level through 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $6 million for the six months ended June 30, 2004. As of June 30, 2004, our accumulated deficit was approximately $181 million.

In 2003, particularly in the later months of the year, it appeared as though the telecommunications and wireless communications industries were beginning to recover in connection with some positive announcements by major telecommunications service providers, increased capital spending by cellular operators and the growing economy in China. Starting in 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly China. We continued to expand our efforts in new markets in the first six months of 2004.

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

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend (the “Transaction”). Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. Xtend is based in Tel Aviv, Israel and has an office in Atlanta, Georgia. Xtend employed 33 individuals worldwide as of June 30, 2004. Xtend has never been profitable and, as it is in a development stage, to date it has not generated any revenues. Vyyo’s consolidated balance sheet as of June 30, 2004 includes the net assets of Xtend. The results of Xtend’s operations will be consolidated commencing July 1, 2004.

The acquisition of Xtend, which is currently operating as a wholly-owned subsidiary of Xtend Cable Solutions Inc., a wholly-owned subsidiary of Vyyo Inc., is intended to diversify our business and to seek to open new markets for our current products. In May of 2004, we announced that we would leverage Xtend’s Data Over Cable System Interface Specification (DOCSIS)-based wireless hub to enable cable companies to offer T1 circuit-switched products.

In connection with the Transaction:

(1) Vyyo issued 1,398,777 shares of Vyyo Inc.’s common stock and agreed to make cash payments of approximately $2,970,000 for non-competition agreements from certain employees of Xtend;

(2) Vyyo provided a contingent promissory note (“Contingent Note”) in a principal amount of $6.5 million payable on March 31, 2007. In the event that the consolidated revenues of Vyyo in the year ended December 31, 2006 equal or exceed $60 million and the consolidated gross margin of Vyyo equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of the Company’s cash, cash equivalents, short term investments and accounts receivables, net of the sum of the Company’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20 million on December 31, 2005 or on June 30, 2006;

(3) Vyyo agreed to pay a contingent cash bonus to a certain Xtend employee in the amount of approximately $1.2 million and granted the same employee 146,000 restricted shares, out of which 71,000 shares would vest over a six months period and 75,000 shares would vest subject to designated performance criteria;

(4) Vyyo agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options in Xtend. These cash payments include a payment of approximately $269,000 paid in cash at the closing of the Transaction on June 30, 2004 and a payment of approximately $255,000 which is expected to be paid over two years upon realization of certain conditions;

(5) Vyyo committed to contribute to Xtend up to $10 million, to be contributed in stages based on the operational needs of Xtend; and

(6) Vyyo incurred direct expenses related to the Transaction amounting to $818,000.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, we accounted for the Transaction as an acquisition of net assets.

The purchase price consists of:

June 30, 2004
In thousands
Value of Vyyo’s shares *	$8,492
Non-competition cash payments	2,970
Other cash payments to option holders and employees	269
Acquisition direct costs	818

Total purchase price	$12,549

*	This valuation is based on Vyyo’s average share price of $6.07, based on the average closing prices from May 13, 2004 to May 19, 2004 and including two trading days prior to and two trading days subsequent to the public announcement of the Transaction.

The tangible and intangible net assets acquired consist of the following (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total tangible assets acquired:	$3,060

Intangible assets acquired:
Existing technology	2,328
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,570
Workforce	248

Total intangible assets acquired:	9,489

Total tangible and intangible net assets acquired:	$12,549

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

The amount allocated to research and development in-process represents the fair value of purchased in-process technology for research projects that, as of the acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they have been charged to the statement of operations on the date of acquisition.

Intangible assets acquired will be amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; exclusive sales agreement over four and one half years and workforce over one year.

Estimated amortization expenses are as follows:

In thousands
2004	$1,045
2005	1,966
2006	1,842
2007	1,693
2008	959
2009	388
2010	194

$8,087

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2003. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue recognition. Revenues from our fixed broadband wireless business are derived from sales of products. We currently provide no services. These products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by us. When establishing a relationship with a new customer, we may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As our products are off-the-shelf products, we do not provide our customers with the right of return or any additional services after delivery (except for standard product warranty).

Revenues from our products are recorded when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and customer acceptance requirements have been met; (3) the price is fixed or determinable; and (4) collection of payment is reasonably assured and we have no additional obligations.

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003.

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which our products are sold together as a “package.” Because these off-the-shelf products are delivered at the same time and the four revenue recognition criteria are met at that time, the adoption of EITF 00-21 had no impact on our financial position and results of operations.

Products warranty. We accrue for product warranty costs upon recognition of product revenues. The provision is calculated as a percentage of the sales based on historical experience.

Intangible assets. The acquisition of Xtend has generated significant amounts of intangible assets, which consist mainly of technology, non-competition agreements, an exclusive sales agreement and workforce. These definitive-life intangible assets will be amortized using the straight-line method over their estimated periods of useful lives, ranging between one and six years. The valuation of the fair value of these intangible assets acquired was performed by qualified independent appraisers, based on the estimated expected discounted cash-flows, and will be subject to future impairment tests.

Acquired research and development in-process. Acquired products or projects which have achieved technical feasibility are capitalized as intangible assets, since it is probable that the costs will give rise to future economic benefits. Acquired products or projects which have not achieved technical feasibility are charged to the statement of operations on the date of acquisition.

This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and related notes included elsewhere in this report.

Results of Operations

Revenues

Revenues from our fixed broadband wireless business are derived from sales of products. The company currently provides no services. These products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by us. When establishing a relationship with a new customer, we may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As our products are off-the-shelf products, we do not provide our customers with the right of return or any additional services after delivery, except for standard product warranty.

Revenues increased to $2.4 million in the second quarter of 2004 from $1.8 million in the second quarter of 2003, and to $4.6 million in the first six months of 2004 from $2.1 million in the first six months of 2003. The increase in revenues in the second quarter and in the first six months of 2004 primarily reflects the increased shipments of our products, particularly to the Asia market. Revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately 367,000 in the second quarter of 2004, $1.5 million in the second quarter of 2003, $1 million in the first six months of 2004 and $1.6 million in the first six months of 2003. As a result of the write-down in 2001, the cost of revenues associated with the sales of this inventory has been accounted for as $0.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenues:
Customer A	44%	—	28%	—
Customer B	17%	6%	15%	13%
Customer C	17%	—	9%	—
Customer D	3%	79%	17%	67%
Customer E	16%	—	15%	—
Customer F	—	1%	10%	1%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues increased to $1.2 million in the second quarter of 2004 from $460,000 in the second quarter of 2003, and to $2.2 million in the first six months of 2004 from $546,000 in the first six months of 2003. The increase in cost of revenues in the second quarter and the first six months of 2004, was primarily attributable to (1) the increase in shipments of our products, (2) our increasing workforce, and (3) purchases of new inventories made in response to demand for our products. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $149,000 in the second quarter of 2004 and $526,000 in the second quarter of 2003, as well as $435,000 in the first six months of 2004 and $747,000 in the first six months of 2003, related to the sale of such inventories. We anticipate that our cost of revenues will increase, and our gross margin will decrease, in future periods as and to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our wireless research and development activities are carried out in our facilities in Palo Alto, California and Jerusalem, Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $1.3 million in the second quarter of 2004 from $944,000 in the second quarter of 2003, and to $2.5 million in the first six months of 2004 from $1.7 million. The increase in research and development expenses in the second quarter and in the first six months of 2004 was due to an increase in research and development efforts for new wireless products and increasing our workforce. Although we have recently increased our research and development expenses, as a result of the previous decreases in research and development activities we may be unable to develop next generation products and new products to meet the demands of the market. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new wireless products to address the China market and other new markets.

Acquisition of Research and Development in Process

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend. The projects allocated to research and development in-process, amounting to approximately $1.4 million, represent the fair value of purchased in-process technology for research projects that, as of acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they have been charged to the statement of operations on the date of acquisition.

Selling and Marketing

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $1.2 million in the second quarter of 2004 from $1.1 million in the second quarter of 2003, and to $2.6 million in the first six months of 2004 from $1.8 million in the first six months of 2003. The increase in sales and marketing expenses in the second quarter and first six months of 2004 was due to an increase in sales efforts for our wireless products in Asia and other new markets, an increase in our workforce, and, in the second quarter and in the first six months of 2003, our expenditure of $440,000 in connection with joint marketing efforts with one of our Chinese customers. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in the China market and other new markets.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses decreased to $1.3 million in the second quarter of 2004 from $1.4 million in the second quarter of 2003, and increased to $2.7 million in the first six months of 2004 from $2.6 million in the first six months of 2003. The decrease in general and administrative expenses in the second quarter of 2004 was primarily due to allocation of part of our professional fees to the Transaction and a decrease in our insurance expenses. The increase in general and administrative expenses in the first six months of 2004 was primarily due to the increase in general and administrative expenses in the first quarter of 2004, attributable to an increase in salaries and professional fees.

In the first six months of 2004, the total amounts that were paid in connection with several charters of an aircraft for business were $579,000, of which $196,000 were included in the general and administrative expenses and $383,000 were allocated to the Transaction. These amounts were paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and a trust for his benefit are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with the restructuring program, we recorded a restructuring income in the second quarter of 2004 of $48,000 and in the first six months of 2004 of $549,000, from a positive adjustment with respect to a variable compensation plan related to our former Chief Executive Officer.

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income was $104,000 in the second quarter of 2004 and $365,000 in the second quarter of 2003. Net interest income was $357,000 in the first six months of 2004 and $789,000 in the first six months of 2003. Our interest income is derived mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances and low interest rates in financial markets.

Our interest income in the second quarter of 2004 as set forth in this report is approximately $100,000 lower than as reported in our financial statements issued in our press release and Form 8-K of July 28th, 2004. This is due to an interest income adjustment.

Net Loss

Our net loss was approximately $3.8 million, or $0.29 per share, in the second quarter of 2004 and approximately $6 million, or $0.45 per share, in the first six months of 2004. These figures reflect an interest income adjustment that decreased net interest income and increased our net loss in comparison with the figures reported in our press release and Form 8-K of July 28th, 2004.

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

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options. Net expenses related to stock compensation of $62,000 in the second quarter of 2004 and net income related to stock compensation of $485,000 in the first six months of 2004 resulted from (i) a separation agreement, (ii) an option grant agreement treated as a variable accounting plan and (iii) an option grant accounted at a fair value based method (including income adjustments of $48,000 in the second quarter of 2004 and $549,000 in the first six months of 2004 associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring adjustment).

Discontinued Operation

(a)	Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, Vyyo’s Board of Directors determined on August 12, 2003, to cease all of Shira’s business operations and terminate all of Shira’s employees. The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, the results of the Software Products segment have been classified as discontinued operations, and prior periods have been reclassified respectively.

Assets and liabilities of the discontinued operation were as follows:

	June 30, 2004	December 31, 2003
	In thousands
Current assets	$85	$40

Current liabilities	$567	$632

Profit and loss of the discontinued operations were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	In thousands		In thousands
Revenues	$60	$88	$92	$228
Cost of revenues	3	278	27	562

Gross profit (loss)	57	(190)	65	(334)

Income (loss) from operations	32	(4,354)	(53)	(5,634)
Interest (expenses) income, net	2	(5)	3	(12)

Income (loss) from discontinued operations	$34	$(4,359)	$(50)	$(5,646)

Income (loss) from discontinued operations includes:

(1)	The amortization of identifiable assets in the three and six month periods ending on June 30, 2003 of $258,000 and $516,000, respectively; and

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”), as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Balance as of December 31, 2003	$72	$10	$82
Incurred expenses paid during the six months ended June 30, 2004	(72)	(10)	(82)

Balance as of June 30, 2004	$—	$—	$—

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, we performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

Liquidity and Capital Resources

As of June 30, 2004, we had $54 million of cash, cash equivalents and short-term investments. In the first six months of 2004, net cash used in operations was $5.5 million, comprised mainly of our loss of $6 million. In the first six months of 2003, net cash used in operations was $8.5 million, comprised mainly of our loss of $9.4 million and changes in other working capital accounts of $2.6 million.

In the first six months of 2004, net cash provided by investing activities was $9.8 million, comprised of: (1) our sales and maturities of short-term investments net of our purchase of short-term investments of $8.5 million (2) net cash from the purchase of the acquisition of Xtend of $1.6 million, partially offset by an outflow from purchases of property and equipment amounting to $357,000. In the first six months of 2003, net cash provided by investing activities was $8.4 million, comprised mainly of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $8.5 million, partially offset by an outflow of approximately $134,000 for investments in property and equipment.

Financing activities in the first six months of 2004 amounted to approximately $0.6 million of proceeds from stock option exercises. Financing activities in the first six months of 2003 amounted to approximately $0.1 million of proceeds from stock option exercises.

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

RISK FACTORS

This Form 10-Q contains forward-looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management expectations. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements, including but not limited to the following risk factors. In these risk factors our use of terms such as “we” and “our” refers to both Vyyo Inc. and our subsidiary Xtend, except where information regarding Xtend is provided separately.

Vyyo Inc. and Xtend have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $6 million in the first six months of 2004. As of June 30, 2004, our accumulated deficit was approximately $181 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our increased efforts in Asia. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable. Our subsidiary Xtend incurred net losses of $2.6 million in 2003, $1.8 million in the first six months of 2004, an accumulated deficit as of June 30, 2004 of $9.4 million and had shareholder’s equity of $3.1 million as of June 30, 2004. We anticipate that Xtend will continue to incur net losses for the foreseeable future.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain our business.

Our future success in the telecommunications business depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop, expand or be sufficiently large to sustain our business. Major service providers in the United States have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. Our expectations with respect to a recovery, if any, in the telecommunications market, may not prove accurate. In the event that service providers adopt technologies other than the wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business.

Xtend will depend on the cable industry’s willingness and ability to substantially increase the available bandwidth on their networks and do so using Xtend’s alternative technology solution.

For our products to be sold in significant quantities, cable television operators (“MSOs”) must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be able to develop additional services and revenues streams to justify the deployment of Xtend’s technology. Meanwhile, major MSOs have indicated that the imminent completion of significant network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. MSOs such as Adelphia Communications have been in bankruptcy proceedings. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of these cable operators, our operating results would be adversely affected.

In the past, specific factors contributing to lower capital spending in the cable industry have included:

•	uncertainty and delay relating to the development of digital video and cable modem industry standards;

•	delays in the evaluation of new services and system architectures by many cable television operations;

•	proposed business combinations, restructurings and bankruptcies by major cable television operators and the related regulatory review and/or legal obstacles; and

•	a focus on generating revenue from existing customers rather than network upgrades.

Xtend’s technology may differ materially from the major MSOs’ technology plans. Because the major MSOs tend to make similar decisions regarding their technology roadmaps, a decision by a few operators, or even one operator, to proceed in a direction different from that proposed by Xtend may significantly limit the commercial potential of Xtend’s products.

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

In addition, commencing in 2001 and continuing through 2003, the market for telecommunications equipment significantly declined, which severely adversely affected the entire telecommunications industry, including service providers, systems integrators and equipment providers, and reduced the business outlook and visibility of the industry. In connection with the deterioration of global economic conditions, many of our customers and potential customers are also currently unable to obtain debt or equity financing for deployment of their wireless access networks and therefore do not currently have adequate capital resources to purchase our products. Telecommunications service providers such as WorldCom (now MCI) have been in bankruptcy proceedings.

Market conditions remain difficult and capital spending plans are often constrained. It is likely that further industry restructuring and consolidation will take place. Companies that have historically not had a large presence in the broadband access equipment market have begun recently to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business will be substantially harmed.

If the communications, Internet and cable television industries do not grow and evolve in a manner favorable to our business strategy or us, our business may be seriously harmed.

Our future success is dependent upon the growth of the communications industry, the cable television industry and, in particular, the Internet. These markets continue to evolve rapidly because of advances in technology and changes in customer demand. We cannot predict growth rates or future trends in technology development. It is possible that cable television operators, telecommunications companies or other suppliers of broadband services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualifications processes and can result in delays of current products.

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

Our revenue and gross margin depend significantly on general economic conditions and the demand for broadband access equipment and systems. Weak demand for our products and services caused by ongoing economic weakness in certain markets over the past several years has resulted, and may result, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. Economic conditions continue to be unpredictable; some economies are facing difficult conditions and others are in danger of overheating. As a result, individuals and companies have delayed or reduced technology expenditures or may do so in the future. In addition, if our customers experience financial difficulties, we could experience increases in bad debt write-offs and additions to reserves in our receivables portfolio, our lessees may be unable to make required payments. Continued uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Delays or reductions in broadband wireless technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

We may not be able to successfully operate Xtend or integrate Xtend or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We recently acquired Xtend, a provider of infrastructure solutions that expand the bandwidth of cable television lines. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating Xtend as a profitable business as we were unable to operate Shira as a profitable business. In addition, we may have difficulty integrating Xtend’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Xtend since its management is currently in Israel and in Atlanta, Georgia. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Xtend or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

If our subsidiary Xtend fails to achieve significant market penetration and customer acceptance of its products, its prospects would be substantially harmed.

The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Xtend has not generated any revenue. Its products are new and relatively unknown. To date, Xtend has only begun to install its product with customers in field trials. There can be no assurance that Xtend’s initial installations will be successful. As an early stage operation, Xtend may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

Xtend will generate significant sales only if it is able to penetrate this market and create market share in this industry. If Xtend is unable to do so, its business would be harmed and its prospects significantly diminished.

Xtend will need to develop distribution channels and management resources to market and sell its products.

Xtend is at a very early stage in the commercialization of its products. Xtend currently has strictly limited relationships with potential customers and distributors as well as limited professional sales staff. Xtend will be successful only if it is able to develop distribution channels to market and sell its products.

In order to develop such channels and market and sell its products, Xtend will need to build a well-connected team of executives and marketing professionals. Many of these executive and professionals will likely need to be based in the United States. It may be difficult for Xtend to hire and retain qualified personnel. Integrating new personnel, particularly U.S.-based personnel, into Xtend may be challenging from a culture and logistics perspective because most of Xtend’s employees are currently based in Israel. Meanwhile, the management of Vyyo Inc. has very limited experience in the cable industry.

Xtend currently has limited exposure to global business opportunities. It will not be able to take advantage of any meaningful potential global demand for its products unless and until it is able to develop global distribution channels and strategies.

We will depend on cable and telecommunications industry capital spending for much of our revenue and any decrease or delay in such spending would adversely affect our prospects.

Demand for our products and those of Xtend will depend on the size and timing of capital expenditures by MSOs and telecommunications service providers. These capital spending patterns are dependent upon factors including:

•	the availability of cash or financing;

•	budgetary issues;

•	regulation and/or deregulation of the telecommunications industry;

•	competitive pressures;

•	alternative technologies;

•	overall demand for broadband services, particularly relatively new services such as voice over Internet Protocol;

•	industry standards;

•	the pattern of increasing consolidation in the industry; and

•	general consumer spending and overall economic conditions.

If MSOs and telecommunications service providers do not make significant capital expenditures, our prospects could be adversely affected.

Xtend will depend on future demand for additional bandwidth by the cable industry and its end customers.

Because Xtend’s products expand available bandwidth over existing infrastructure, demand for our products depends on demand for additional bandwidth by the cable industry and its end customers. The scope and timing of end user demand for such additional bandwidth is uncertain and hard to predict. The factors influencing this demand include competitive offerings, applications availability, pricing models, costs, regulatory requirements and the success of initial roll-outs. If the future demand for bandwidth is insubstantial, is addressed by alternative technologies or does not develop in the near future, Xtend’s prospects will be adversely affected.

Our participation or lack of participation in industry standards groups, such as the WiMax Forum, may adversely affect our business.

We are members of the WiMax Forum, an industry standards organization promoting deployment of broadband wireless access networks using the IEEE 802.16 standard. However, neither Vyyo Inc. nor Xtend is currently active in the standards process of the Cable Television Laboratories, Inc., a cable industry consortium that establishes cable technology standards and administers compliance testing. In the future, we may determine to join or not join other standards or similar organizations. Our membership in these organizations could dilute our proprietary intellectual property rights in our products while our failure to participate in others could jeopardize acceptance of any of our products that do not meet industry standards.

We have not yet developed a WiMax-compatible platform and some of our competitors are likely further along in their planning with respect to WiMax.

Product standardization, as may result from the WiMax initiative or from initiatives of the major cable operators, may adversely affect our prospects and those of Xtend.

Product standardization initiatives encouraged by telecommunications companies and cable operators may adversely affect revenues, gross margins and profits. In the past, standardization efforts by major cable operators have negatively impacted equipment vendors by leading to equipment obsolescence, commoditization and reduced margins. If our products are not compliant with future standards, our prospects could be adversely affected.

Because we operate in international markets, and particularly in China, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 82% of our revenues in the first six months of 2004. We expect that international sales, and in particular sales to Asia, will account for a substantial portion of our revenues in future periods. However, our desire to increase our market share in Asia may not result in increased revenues. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We expect that price competition among broadband access equipment and systems suppliers will reduce our gross margins in the future, particularly in Asia. We anticipate that the average selling prices of broadband access systems will continue to decline as product technologies mature. We may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and total profitability for these systems. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

Our future growth depends on market acceptance of several emerging broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

Future demand for our and Xtend’s products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; video-on-demand (VOD); high definition (HD) television; very high-speed data services and voice-over-IP (VoIP) telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises (FTTP) networks; new video compression standards such as MPEG-4 and Microsoft’s Windows Media 9; the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders (DVRs). If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the desire of certain operators to provide a combination of video, voice and data services to consumers, also known as the “triple play”;

•	the use of digital video by businesses and governments;

•	the privatization of state-owned telecommunication companies in other countries;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies; and

•	the extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, and new services such as VoIP.

If, for instance, operators do not pursue the triple play as aggressively as we expect, our net sales growth would be materially and adversely affected. Similar, if our expectations regarding these and other trends are not met, our net sales may be materially and adversely affected.

Our quarterly operating results fluctuate, which may cause our share price to decline.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

•	the uncertain timing and level of market acceptance for our systems and the uncertain timing and extent of rollouts of broadband access equipment and systems by the major service providers;

•	the fact that we often recognize a substantial proportion of our revenues in the last few weeks of each quarter;

•	the ability of our existing and potential direct customers to obtain financing for the deployment of broadband access equipment and systems;

•	the mix of products sold by us and the mix of sales channels through which they are sold;

•	reductions in pricing by us or our competitors;

•	global economic conditions;

•	the effectiveness of our system integrator customers in marketing and selling their network systems equipment;

•	changes in the prices or delays in deliveries of the components we purchase or license; and

•	any acquisitions or dispositions we may effect.

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

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to Vyyo and Xtend, our employees, facilities, partners, suppliers, distributors or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Afghanistan and Iraq as well as the threat of conflict with North Korea, Iran and Syria, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. Any political, economic or other instability in the United States, Taiwan, China or Israel in particular could adversely affect our suppliers and our business.

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

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2004. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. In the second, third and fourth quarters of 2003, as well as the first six months of 2004, we increased our sales and marketing expenses and research and development expenses in connection with our increased efforts in China. However, after the acquisition of Xtend, as of June 30, 2004, we and our subsidiaries only had 125 employees worldwide.

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

In August 2003, the Board of Directors determined to cease all of Shira’s business operations and terminate all of Shira’s employees. Vyyo made this decision due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. In addition, Vyyo is exploring the sale of Shira’s remaining assets. Vyyo would likely receive only minimal value, if any, in a sale of Shira’s assets.

Conditions in Israel affect our operations and may limit our ability to produce and sell our systems.

Vyyo’s research and development, final testing and assembly facilities, and some contract manufacturers are located in Israel. In addition, Xtend’s headquarters, its research and development, final testing and assembly facilities and most of its employees are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the recent wars in Iraq and Afghanistan and the current military and political presence of the United States or its allies in Iraq and Afghanistan could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel and the Middle East, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

Our Chief Financial Officer, one of our directors and many of our and Xtend’s employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

We sell our broadband access equipment and systems based on individual purchase orders. Our customers are generally not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

If we determine to continue to pursue other products and business opportunities, we may not be successful in effecting any such transactions on favorable terms, or at all, which could adversely affect our future prospects.

In addition to further developing our traditional broadband access systems business and the business of our new subsidiary Xtend, we also continue to explore alternatives relating to the license, purchase or acquisition of other products, technology, assets or businesses. We have invested, and we expect that we will continue to invest, significant time and resources searching for and investigating new business opportunities. We may not be able to successfully effect any of these alternatives on a timely basis or at all.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband market, which would adversely affect our business.

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

The cable industry is also heavily regulated and changes in the regulatory landscape may adversely affect Xtend’s business. For example, cable operators are currently required to carry a significant number of analog channels. A reduction or elimination of this requirement may free bandwidth for these operators and reduce the potential market for Xtend’s products.

Competition may decrease our market share, net revenues and gross margins, which may cause our stock price to decline.

The market for broadband access equipment and systems is intensely competitive, rapidly evolving and subject to rapid technological change. The main competitive factors in our and Xtend’s markets include:

•	product performance, features and reliability;

•	price;

•	stability;

•	scope of product line;

•	sales and distribution capabilities;

•	technical service and support;

•	relationships, particularly those with system integrators and operators; and

•	industry standards.

Certain of our and Xtend’s competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, Flarion, VCOM, Airspan and ZTE Corporation. Xtend’s primary competitors include Scientific Atlanta, Motorola, C-Core and Narad Networks. Most of these competitors have existing relationships with one or more of our prospective customers, and many of these companies are operating and increasing their presence in the China market, on which we believe a substantial portion our business will depend. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. In the cable industry, Xtend’s cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move towards open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop compatible, required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our broadband wireless systems, which contractors are located in Israel, Taiwan and China. Xtend’s products are manufactured in Israel by contract manufacturers. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into a written agreement with a manufacturer for our modems would harm our business.

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

Xtend’s products are implemented over the hybrid fiber coaxial plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with Xtend’s products. In addition, Xtend depends on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

Xtend has not yet manufactured or deployed its products in high volumes.

Xtend products have not yet been produced in high volumes and there may be challenges and unexpected delays, such as quality control issues, in its attempts to increase volume and lower production costs. Our long term success depends on our ability to produce high quality products at a low cost and, in particular, to reduce the production cost of Xtend equipment designed for residential use.

Because Xtend’s products have not yet been deployed in high volume, there is significant technology risk associated with any such future deployment. There can be no assurances that any such high volume deployment would be successful.

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

The broadband access equipment and systems industry is rapidly evolving and subject to technological change and innovation. We may experience design or manufacturing difficulties that could delay or prevent our development, introduction or marketing of new systems and enhancements, any of which could cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse, new or varying governmental regulations or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner, which would harm our business.

If we do not effectively manage our costs, our business could be substantially harmed.

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

The acquisition of Xtend will cause our costs to increase as we seek to develop its business. In addition, the acquisition agreement itself calls for payment to certain shareholders of Xtend as part of the purchase price, subject to various performance criteria.

We depend on our key personnel, in particular Davidi Gilo, our Chairman of the Board and Chief Executive Officer, and Michael Corwin, our President and Chief Operating Officer, the loss of either of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the services of Davidi Gilo, our Chairman of the Board and Chief Executive Officer, and Michael Corwin, our President and Chief Operating Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo or Michael Corwin, other members of senior management or other key personnel could seriously harm our business.

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

If we fail to adequately protect our intellectual property, we may not be able to compete and our ability to provide unique products may be compromised.

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

We regularly evaluate and seek to explore and develop derivative products relating to our broadband access equipment and systems. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty make it difficult to forecast future demand for our products.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

A customer’s decision to purchase our broadband access equipment and systems, as well as Xtend’s line of products, typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks, over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

We may have to raise funds even sooner in order to fund more rapid expansion, to develop the business of our subsidiary Xtend, to respond to competitive pressures or to otherwise respond to unanticipated requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced. We may not be able to obtain additional funds on acceptable terms, or at all. If we cannot raise needed funds on acceptable terms, we may not be able to increase our ongoing operations if necessary, take advantage of acquisition opportunities, develop or enhance systems or respond to competitive pressures. This potential inability to raise funds on acceptable terms could seriously harm our business.

Government regulation and industry standards may increase our costs of doing business, limit our potential markets or require changes to our business model and adversely affect our business.

The emergence or evolution of regulations and industry standards for broadband products, through official standards committees or widespread use by operators, could require us to modify our systems, which may be expensive and time-consuming, and to incur substantial compliance costs. Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties. Each country has different regulations and regulatory processes for wireless communications equipment and uses of radio frequencies. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies to potential customers in a timely manner could result in the delay or loss of potential orders for our systems and seriously harm our business.

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

We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.

We are spending an increased amount of management time and external resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and rules of the Nasdaq National Market, the market on which our shares are listed. Allocating the necessary resources to comply with evolving corporate governance and public disclosure standards has increased general and administrative expenses and caused a diversion of management time and attention to compliance activities.

Recent and proposed regulations related to equity compensation could adversely affect earnings, affect our ability to raise capital and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board has proposed changes to the United States generally accepted accounting principles, or U.S. GAAP, that, if implemented, would require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. While the ultimate outcome of this proposal is not yet certain, the proposal would most likely negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by the Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

The government programs and benefits we receive require us to satisfy prescribed conditions. These programs and benefits may be terminated or reduced in the future, which would increase our costs and taxes and could seriously harm our business.

Certain of our capital investments have been granted “approved enterprise” status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiaries, Vyyo Ltd. and Xtend, have accumulated loss carry-forwards for Israeli tax purposes and therefore has not enjoyed any tax benefits under current approved enterprise programs.

In the past, Vyyo and Xtend have received grants from the government of Israel for the financing of a portion of our research and development expenditures for previous products in Israel. The regulations under which we received these grants restrict our ability to manufacture products or transfer technology outside of Israel for products developed with this technology. Furthermore, these grants may not be available to us in the future.

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

We rely on a continuous power supply to conduct our operations, and any electrical or natural resource crisis could disrupt our operations and increase our expenses.

We rely on a continuous power supply for manufacturing and to conduct our business operations. Interruptions in electrical power supplies occur around the world from time to time. Meanwhile, prices of the resources, such as electrical power and crude oil, upon which we ultimately rely, directly or indirectly, in running our business have been volatile. Power shortages, as have occurred in California and China, could disrupt our manufacturing and business operations and those of many of our suppliers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. Any disruption to our operations or those of our suppliers could result in damage to our current and prospective business relationships and could result in lost revenue and additional expenses, thereby harming our business and operating results.

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

It may be difficult to enforce a U.S. judgment against us and our nonresident Chief Financial Officer, directors and experts.

Our Chief Financial Officer, two of our directors, and some of the experts named in this report are nonresidents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil or criminal liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

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

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $54 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure As of June 30, 2004

If market interest rates were to increase on June 30, 2004 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $50,000, or approximately 0.11% of the total portfolio (approximately 0.07% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2004 remains constant throughout the second quarter of 2004 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2004 remain constant for the duration of the third quarter of 2004, interest income for the third quarter of 2004 would be approximately $206,000. Assuming a decline of 10% in the market interest rates at June 30, 2004, interest income for the third quarter of 2004 would be approximately $204,000, which represents a decrease in interest income of approximately $2,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended June 30, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at June 30, 2004 over the remaining contractual lives.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2004, we issued 1,398,777 shares of Vyyo Inc. common stock and a non-convertible promissory note in a principal amount of $6.5 million to the shareholders of Xtend in consideration for all of the outstanding shares in Xtend. The securities were issued to “accredited investors” in reliance upon Regulation D and/or non-“U.S. Persons” pursuant to Regulation S of the Securities Act of 1933.

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

From April 3, 2000 until June 30, 2004, we used approximately $7.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, approximately $1.6 million of the net proceeds in connection with the Xtend Transaction and approximately $72.4 million of the net offering proceeds for working capital.

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

From September 13, 2000, until June 30, 2004, we used approximately $0.5 million of the net offering proceeds for working capital.

Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

(a) None.

(b) None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Share Exchange Agreement dated as of June 30, 2004 by and among Vyyo Inc., Xtend Cable Solutions Inc., Xtend Networks Ltd., and Shareholders of Xtend Networks Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.1	Promissory Note made on June 30, 2004 by Vyyo Inc. to Syntek Capital AG (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.2	Employment Agreement between Xtend Networks Ltd. and Hillel Weinstein (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).*

10.3	Restricted Stock Agreement dated June 30, 2004 between Vyyo Inc. and Hillel Weinstein (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).*

10.4	Non-Competition Agreement dated June 30, 2004 between Xtend Networks Ltd. and Zeev Orbach (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.5	Support Letter dated June 30, 2004 from Vyyo Inc. to Hillel Weinstein (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

On April 29, 2004, Vyyo filed a report on Form 8-K furnishing under Item 7 of Form 8-K, and pursuant to Item 12 of Form 8-K, its financial results for the quarter ended March 31, 2004.

On May 17, 2004, Vyyo filed a report on Form 8-K furnishing under Item 5 of Form 8-K its press release announcing an agreement to acquire Xtend Networks Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Share Exchange Agreement dated as of June 30, 2004 by and among Vyyo Inc., Xtend Cable Solutions Inc., Xtend Networks Ltd., and Shareholders of Xtend Networks Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.1	Promissory Note made on June 30, 2004 by Vyyo Inc. to Syntek Capital AG (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.2	Employment Agreement between Xtend Networks Ltd. and Hillel Weinstein (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.3	Restricted Stock Agreement dated June 30, 2004 between Vyyo Inc. and Hillel Weinstein (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.4	Non-Competition Agreement dated June 30, 2004 between Xtend Networks Ltd. and Zeev Orbach (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

10.5	Support Letter dated June 30, 2004 from Vyyo Inc. to Hillel Weinstein (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189)).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).