Form 10-Q
period 2004-09-30
VYYO INC
filed 2004-11-12
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30189

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

As of November 9, 2004, there were 14,910,110 shares of Common Stock ($0.0001 par value) outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$9,052	$12,930
Short-term investments	38,248	44,861
Accounts receivable	1,787	1,416
Inventories (note 2)	2,896	1,192
Other	962	551

Total current assets	52,945	60,950

PROPERTY AND EQUIPMENT, net	1,171	855
INTANGIBLE ASSETS (note 3)	7,565

Total assets	$61,681	$61,805

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$2,030	$1,069
Accrued liabilities (note 5)	8,200	5,786

Total current liabilities	10,230	6,855

CONTINGENCY (note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value and paid in capital; 200,000,000 shares authorized; 14,910,110 and 12,997,059 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	240,677	231,523
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive loss	(253)	(171)
Accumulated deficit	(187,936)	(175,365)

Total stockholders’ equity	51,451	54,950

Total liabilities and stockholders’ equity	$61,681	$61,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
REVENUES (note 10)	$913	$2,223	$5,524	$4,355
COST OF REVENUES	988	690	3,210	1,236

GROSS PROFIT (LOSS)	(75)	1,533	2,314	3,119

OPERATING EXPENSES (INCOME):
Research and development	1,887	1,083	4,370	2,832
Acquisition of research and development in process (note 3)			1,402
Selling and marketing	3,230	1,124	5,806	2,876
General and administrative, net	1,317	995	4,062	3,627
Amortization of intangible assets (note 3)	522		522
Restructuring adjustments (note 8)	(243)	(24)	(792)	(24)

Total operating expenses	6,713	3,178	15,370	9,311
OPERATING LOSS	(6,788)	(1,645)	(13,056)	(6,192)
INTEREST INCOME, net	117	329	474	1,118

LOSS FROM CONTINUING OPERATIONS	(6,671)	(1,316)	(12,582)	(5,074)
DISCONTINUED OPERATIONS (note 4)	61	(1,276)	11	(6,921)

LOSS FOR THE PERIOD	$(6,610)	$(2,592)	$(12,571)	$(11,995)

LOSS PER COMMON SHARE -
Basic and diluted:
Continuing operations	$(0.45)	$(0.10)	$(0.92)	$(0.40)
Discontinued operations	0.00	(0.10)	0.00	(0.55)

	$(0.45)	$(0.20)	$(0.92)	$(0.95)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS) -

Basic and diluted	14,699	12,722	13,652	12,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(12,571)	$(11,995)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization ($258,000 related to Shira in 2003)	1,003	1,103
Impairment of identifiable intangible assets and property and equipment		2,224
Impairment of goodwill		420
Acquisition of research and development in process	1,402
Adjustments related to stock compensation, net	(428)	136
Capital gain on sale of fixed assets	(44)	(1)
Changes in assets and liabilities:
Accounts receivable	(371)	(684)
Other current assets	70	(195)
Inventories	(1,704)	(741)
Accounts payable	654	722
Accrued liabilities	1,447	815
Restructuring liabilities		(2,079)

Net cash used in operating activities	(10,542)	(10,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(472)	(277)
Proceeds from sale of property and equipment	44	1
Purchase of short-term investments	(81,197)	(60,688)
Proceeds from sales and maturities of short-term investments	87,728	67,178
Acquisition of Xtend	(529)

Net cash provided by investing activities	5,574	6,214

CASH FLOWS FROM FINANCING ACTIVITIES-
Issuance of common stock	1,090	163

Decrease in cash and cash equivalents	(3,878)	(3,898)
Cash and cash equivalents at beginning of period	12,930	15,071

Cash and cash equivalents at end of period	$9,052	$11,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). Following the acquisition of all of the outstanding shares of Xtend Networks Ltd. (“Xtend”) on June 30, 2004, the results of Xtend’s operations were consolidated commencing July 1, 2004.

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

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company which is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines (see note 3). This acquisition adds a new business segment to the Company’s operations – the “Cable” segment.

On August 12, 2003, the Company’s Board of Directors determined to cease its software business operated by Shira Computers Ltd. (“Shira”), a wholly-owned subsidiary of the Company, and terminate all of Shira’s employees. Prior to the cessation of operations, Shira operated in the “Software Products” segment. The cessation of Shira’s operations represents a disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”) No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, the results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively (see also note 4).

Accounting Principles

The consolidated financial statements have been prepared in accordance with GAAP in the United States.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Use of Estimates (continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor and an appropriate proportion of production overhead. Market is determined by either reference to the sales proceeds of items sold in the ordinary course of business, or management estimates based on prevailing market conditions.

During the year 2001, the Company wrote down excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In the nine months ended September 30, 2004, inventory that was previously written-down to $0 by taking a charge of $435,000 was sold for the amount of $1,014,000. In the three months ended September 30, 2004, none of this written-down inventory was sold. In the three and nine months ended September 30, 2003, inventory that was previously written-down to $0 by taking a charge of $588,000 and $1,335,000 was sold for the amount of $897,000 and $2,522,000, respectively.

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Revenue Recognition

Revenues from the Fixed Broadband Wireless segment are derived from sales of products. The Company currently provides no services. These products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by the Company. When establishing a relationship with a new customer, the Company may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As the Company’s products are off-the-shelf products, the Company does not provide its customers with the right of return or any additional services after delivery (except for standard product warranty).

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

The Company provides for warranty costs at the same time revenue is recognized. The provision for warranty costs is calculated as a percentage of the sales, based on historical experience.

Loss per Share

Basic and diluted losses per share are presented in accordance with SFAS No. 128, “Earnings per share” (“SFAS 128”), for all periods presented.

Employee Stock-Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Charge for stock compensation represents the amortization of deferred stock-based compensation charges, which are based on differences between the respective exercise price of stock options, the purchase price of stock and the deemed fair market value of the common stock. Deferred stock compensation is amortized over the vesting period of the underlying options.

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock Based Compensation (continued)

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) establishes a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such methods for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Pro forma information regarding loss and loss per share required under SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma loss per share below reflects both (i) the charge for stock included in the historical loss and (ii) the expense allocation based on the SFAS No. 123 calculation. The fair value for stock options was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2004 and 2003: risk-free interest rates ranging from 1.09% to 4.62%; dividend yields of zero; a weighted-average expected life of the options of approximately 3.9 and 4.05 years; and volatility ranging from 0.36 to 1.21.

The Company’s pro forma information reflecting stock-based compensation is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	In thousands (except per share data)		In thousands (except per share data)
Loss from continuing operations as reported	$(6,671)	$(1,316)	$(12,582)	$(5,074)
Deduct (add): stock based employee compensation expense (income), included in reported loss	57	136	(428)	136
Add: stock based employee compensation expenses determined under fair value method for all awards	(1,293)	(538)	(3,065)	(789)

Pro forma loss from continuing operations	$(7,907)	(1,718)	$(16,075)	(5,727)

Income (loss) from discontinued operations as reported	$61	$(1,276)	$11	(6,921)
Add (deduct): stock based employee compensation income (expense) determined under fair value method for all awards		1	7	(13)

Pro forma income (loss) from discontinued operations	61	(1,275)	18	(6,934)

Pro forma loss	$(7,846)	$(2,993)	$(16,057)	$(12,661)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.45)	$(0.10)	$(0.92)	$(0.40)
Discontinued operations	0.00	(0.10)	0.00	(0.55)

	$(0.45)	$(0.20)	$(0.92)	$(0.95)

Pro forma:
Continuing operations	$(0.53)	$(0.14)	$(1.18)	$(0.45)
Discontinued operations	0.00	(0.10)	0.00	(0.55)

	$(0.53)	$(0.24)	$(1.18)	$(1.00)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2.	Inventory

Inventory is comprised of the following:

	September 30, 2004	December 31, 2003
	In thousands
Raw materials	$1,274	$366
Work in process	873	519
Finished goods	749	307

	$2,896	$1,192

3.	Acquisition of Xtend

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend (the “Transaction”), an Israeli privately-held company which is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. The Transaction allows the Company to diversify its business by adding a different field of operation to its fixed broadband wireless business. The results of Xtend’s operations were consolidated with the Company’s operations commencing July 1, 2004.

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

(3) The Company agreed to pay a contingent cash bonus to an Xtend employee in the amount of approximately $1.2 million and granted the same employee 146,000 restricted shares, of which 71,000 shares vest over a six month period and 75,000 shares vest subject to designated performance criteria. The contingent cash bonus was resolved and a provision was recorded in the three months ended September 30, 2004;

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

The purchase price consisted of:

June 30, 2004
In thousands
Value of Vyyo’s shares *	$8,492
Non-competition cash payments	2,970
Other cash payments to option holders and employees	269
Acquisition direct costs	818

Total purchase price	$12,549

*	This valuation was based on the Company’s average share price of $6.07, based on the average closing prices from May 13, 2004 to May 19, 2004 and including two trading days prior to and two trading days subsequent to the public announcement of the Transaction.

The tangible and intangible net assets acquired consisted of the following (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total tangible assets acquired:	$3,060

Intangible assets acquired:
Existing technology	2,328
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,570
Workforce	248

Total intangible assets acquired:	9,489

Total tangible and intangible net assets acquired:	$12,549

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3.	Acquisition of Xtend (continued)

The amount allocated to research and development in-process represents the fair value of purchased in-process technology for research projects that, as of the acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they were charged to the statement of operations on the date of acquisition.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and one half years and workforce over one year.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2004 was $522,000, consisting of the amortization of existing technology of $97,000, non-competition agreements amounting to $221,000, an exclusive sales agreement amounting to $142,000 and workforce amounting to $62,000.

Estimated future amortization expenses are as follows:

In thousands
2004	$523
2005	1,966
2006	1,842
2007	1,693
2008	959
2009	388
2010	194

$7,565

4.	Shira – Discontinued Operations

(a) Assets and liabilities of the discontinued operation are as follows:

	September 30, 2004	December 31, 2003
	In thousands
Current assets	$25	$40

Current liabilities	$439	$632

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4.	Shira - Discontinued Operations (continued)

Profit and loss of the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	In thousands
Revenues	$7	$80	$99	$307
Cost of revenues		28	27	590

Gross profit (loss)	$7	$52	$72	$(283)

Income (loss) from operations	$61	$(1,273)	$8	$(6,907)
Interest (expenses) income, net		(3)	3	(14)

Income (loss) from discontinued operations	$61	$(1,276)	$11	$(6,921)

Income (loss) from discontinued operations includes:

(1)	The amortization of identifiable assets in the three and nine month periods ending on September 30, 2003 were $0 and $516,000, respectively.

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”), are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Balance as of December 31, 2003	$72	$10	$82
Incurred expenses paid during the nine months ended September 30, 2004	(72)	(10)	(82)

Balance as of September 30, 2004	$—	$—	$—

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2004	December 31, 2003
	In thousands
Withholding tax	$1,933	$1,727
Compensation and benefits	3,545	1,598
Royalties	1,019	1,016
Warranty *	553	389
Other	1,150	1,056

	$8,200	$5,786

*	The changes in the balances during the periods are comprised of the following:

	Nine Months ended September 30, 2004	Year ended December 31, 2003
	In thousands
Balance at beginning of period	$389	$395
Payments made under the warranty		(58)
Product warranty issued for new sales	349	444
Changes in accrual in respect of warranty periods ending	(185)	(392)

Balance at end of period	$553	$389

6.	Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	In thousands		In thousands
Amounts paid related to severance	$92	$60	$375	$610

Severance expenses*	$131	$81	$410	$642

*	Severance expenses relating to Shira and presented under discontinued operations were $12,000 and $450,000, respectively, in the three and nine month periods ending September 30, 2003.

The Company is obligated to make a contribution, in respect of the Company’s Israeli severance pay obligations, of $139,000 for the period beginning October 1, 2004 and ending December 31, 2004.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

7.	Contingency

In connection with a contingent promissory note of $6,500,000 related to the Xtend Transaction, see note 3.

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

Combined accounting is being applied to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total positive adjustments for the three and nine months ended September 30, 2004 associated with these options were $243,000 and $792,000, respectively, recorded as restructuring adjustments. Restructuring charges associated with these options were $136,000 for the three and nine months ended September 30, 2003.

9.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	In thousands		In thousands
Loss	$(6,610)	$(2,592)	$(12,571)	$(11,995)
Unrealized gain (loss) on available-for-sale securities	131	(118)	(82)	(318)

Comprehensive loss	$(6,479)	$(2,710)	$(12,653)	$(12,313)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10.	Segment Reporting

Following the acquisition of Xtend, as described in note 3 above, the Company’s business is divided into two segments: “Fixed Broadband Wireless” and “Cable.” The results of Xtend’s operations were consolidated commencing July 1, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	In thousands
Consolidated revenues from the Fixed Broadband Wireless segment	$913	$2,223	$5,524	$4,355

Loss from continuing operations:
Fixed broadband wireless	$(3,241)	$(1,645)	$(8,107)	$(6,192)
Cable	(3,547)		(4,949)

Consolidated operating loss from continuing operations	$(6,788)	$(1,645)	$(13,056)	$(6,192)

	September 30, 2004	December 31, 2003
	In thousands
Identifiable assets:
Fixed Broadband Wireless	$52,403	$61,805
Cable	9,278

	$61,681	$61,805

Sales	to major customers:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Customer A	54%		21%
Customer B	32%	10%	18%	12%
Customer C	10%		2%
Customer D			23%
Customer E		53%	14%	60%
Customer F		9%	8%	5%
Customer G			7%
Customer H		22%		14%

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

11.	Subsequent events

a.	On November 1, 2004, the Company entered into an employment agreement (the “Agreement”) with a new Chief Executive Officer (“CEO”) of Xtend. Under the terms of the Agreement, the CEO was granted stock options to purchase 300,000 shares of the Company’s common stock. Subject to the approval of the Company’s Board of Directors, the CEO will be awarded another grant in 2005 to purchase 400,000 shares of the Company’s common stock. Both of the stock option grants vest 25% at the CEO’s one year employment anniversary and monthly thereafter over three additional years, as long as the CEO continues as an employee of or consultant to the Company.

b.	On November 4, 2004, two Israeli subsidiaries of the Company entered into new lease agreements with Kiryat Sede Hateufa Ltd. for certain premises (the “Premises”) in the Modi’in District of Israel, near Tel-Aviv (the “Lease”). The Premises includes approximately 3,850 square meters (approximately 42,000 square feet) of office space. The term of each Lease begins on March 31, 2005 and continues for six years. Rent and other fees required of the subsidiaries are set at approximately $60,795 per month.

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

In 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales continued at a reduced level through 2003. While we expect that the telecommunications market may recover over time, any such recovery may occur only slowly. If the market does not recover in the near future and if our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $12.6 million for the nine months ended September 30, 2004. As of September 30, 2004, our accumulated deficit was approximately $187.9 million.

In 2003, particularly in the later months of the year, it appeared as though the telecommunications and wireless communications industries were beginning to recover in connection with some positive announcements by major telecommunications service providers, increased capital spending by cellular operators and the growing economy in China. Starting in 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly China. We continued to expand our efforts in new markets in the first nine months of 2004. These opportunities, however, are developing slowly and the pricing environment is very competitive.

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

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend (the “Transaction”). Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. Xtend is based in Tel Aviv, Israel and has an office in Atlanta, Georgia. Xtend employed 32 individuals worldwide as of September 30, 2004. Xtend has never been profitable and, as it is in a development stage, to date it has not generated any revenues. The results of Xtend’s operations were consolidated with Vyyo’s operations commencing July 1, 2004.

The acquisition of Xtend, which is currently operating as a wholly-owned subsidiary of Xtend Cable Solutions Inc., a wholly-owned subsidiary of Vyyo Inc., is intended to diversify our business and to seek to open new markets for our current products. In May of 2004, we announced that we would leverage Vyyo’s Data Over Cable System Interface Specification (DOCSIS)-based wireless hub to enable cable companies to offer T1 circuit-switched products.

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

(3) Vyyo agreed to pay a contingent cash bonus to a certain Xtend employee in the amount of approximately $1.2 million and granted the same employee 146,000 restricted shares, out of which 71,000 shares vest over a six months period and 75,000 shares would vest subject to designated performance criteria. The contingent cash bonus was resolved and a provision was recorded in the three months ended September 30, 2004;

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

The purchase price consisted of:

June 30, 2004
In thousands
Value of Vyyo’s shares *	$8,492
Non-competition cash payments	2,970
Other cash payments to option holders and employees	269
Acquisition direct costs	818

Total purchase price	$12,549

*	This valuation was based on Vyyo’s average share price of $6.07, based on the average closing prices from May 13, 2004 to May 19, 2004 and including two trading days prior to and two trading days subsequent to the public announcement of the Transaction.

The tangible and intangible net assets acquired consisted of the following (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total tangible assets acquired:	$3,060

Intangible assets acquired:
Existing technology	2,328
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,570
Workforce	248

Total intangible assets acquired:	9,489

Total tangible and intangible net assets acquired:	$12,549

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

The amount allocated to research and development in-process represents the fair value of purchased in-process technology for research projects that, as of the acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they were charged to the statement of operations on the date of acquisition.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; exclusive sales agreement over four and one half years and workforce over one year.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2004 was $522,000, consisting of the amortization of existing technology of $97,000, non-competition agreements amounting to $221,000, an exclusive sales agreement amounting to $142,000 and workforce amounting to $62,000.

Estimated future amortization expenses are as follows:

In thousands
2004	$523
2005	1,966
2006	1,842
2007	1,693
2008	959
2009	388
2010	194

$7,565

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2003. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue recognition. Revenues from our Fixed Broadband Wireless segment are derived from sales of products. We currently provide no services. These products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by us. When establishing a relationship with a new customer, we may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As our products are off-the-shelf products, we do not provide our customers with the right of return or any additional services after delivery (except for standard product warranty).

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

Intangible assets. The acquisition of Xtend has generated significant amounts of intangible assets, which consist mainly of technology, non-competition agreements, an exclusive sales agreement and workforce. These definitive-life intangible assets are amortized using the straight-line method over their estimated periods of useful lives, ranging between one and six years. This valuation of the fair value of these intangible assets acquired was performed by qualified independent appraisers, based on the estimated expected discounted cash-flows, and will be subject to future impairment tests.

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

Results of Operations

Revenues

Revenues from our Fixed Broadband Wireless segment are derived from sales of products. The company currently provides no services. These products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by us. When establishing a relationship with a new customer, we may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As our products are off-the-shelf products, we do not provide our customers with the right of return or any additional services after delivery, except for standard product warranty.

Revenues decreased to $913,000 in the third quarter of 2004 from $2.2 million in the third quarter of 2003, and increased to $5.5 million in the first nine months of 2004 from $4.4 million in the first nine months of 2003. The decrease in revenues in the third quarter of 2004 was due to the decreased shipments of our products as well as lower selling prices as a result of competitive price pressure. The increase in revenues in the first nine months of 2004 primarily reflects the increased shipments of our products compared to the first nine months of 2003 in the U.S. and Asia markets. Revenues include revenues from sales of inventory that was previously written down to $0 in 2001 of approximately $0 in the third quarter of 2004, $897,000 in the third quarter of 2003, $1 million in the first nine months of 2004 and $2.5 million in the first nine months of 2003. As a result of the write-down in 2001, the cost of revenues associated with the sales of this inventory has been accounted for as $0.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Customer A	54%		21%
Customer B	32%	10%	18%	12%
Customer C	10%		2%
Customer D			23%
Customer E		53%	14%	60%
Customer F		9%	8%	5%
Customer G			7%
Customer H		22%		14%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues increased to $1 million in the third quarter of 2004 from $690,000 in the third quarter of 2003, and to $3.2 million in the first nine months of 2004 from $1.2 million in the first nine months of 2003. The increase in cost of revenues in the third quarter and the first nine months of 2004, was primarily attributable to (1) the increase in shipments of our products in the first nine moths of 2004, (2) our increasing workforce, (3) purchases of new inventories made in response to demand for our products, and (4) expenses related to our efforts to acquire new customers. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $0 in the third quarter of 2004 and $588,000 in the third quarter of 2003, as well as $435,000 in the first nine months of 2004 and $1.3 million in the first nine months of 2003, related to the sale of such inventories. Our gross margin in the third quarter of 2004 and in the first nine months of 2004 decreased from the gross margin in the third quarter and first nine months of 2003 primarily due to (1) competitive price pressure in our markets, (2) increased fixed costs, (3) expenses related to our efforts to acquire new customers and (4) purchases of new inventories while decreasing the use of the written-down of inventories from 2001. We anticipate that our gross margins will continue to fluctuate and that our cost of revenues will increase in future periods as and to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories. At the same time, lower than expected sales in the third quarter of 2004 caused the value of our inventory to increase by approximately $944,000 from June 30, 2004 to September 30, 2004. While we expect that the telecommunications industry may recover over time, substantial uncertainty exists as to our ability to sell our existing products if and when the market recovers.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facilities in Palo Alto, California, Tel-Aviv, Israel and Jerusalem, Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $1.9 million in the third quarter of 2004 from $1.1 million in the third quarter of 2003, and to $4.4 million in the first nine months of 2004 from $2.8 million in the first nine months of 2003. Research and development expenses included approximately $763,000 from the Cable segment in the third quarter and the first nine months of 2004. The increase in research and development expenses in the third quarter and in the first nine months of 2004 was due to our research and development efforts for our Cable segment and for new wireless products, as well as an increase in our workforce. In addition, on November 4, 2004, two of our subsidiaries entered into new leases for approximately 42,000 square feet of office space near Tel-Aviv, Israel, which leases are expected to involve significant rent and fee payments. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new products.

Acquisition of Research and Development in Process

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend. The projects allocated to research and development in-process, amounting to approximately $1.4 million, represent the fair value of purchased in-process technology for research projects that, as of acquisition date, did not reach technological feasibility and had no alternative future use. Accordingly, they were charged to the statement of operations on the date of acquisition.

Selling and Marketing

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $3.2 million in the third quarter of 2004 from $1.1 million in the third quarter of 2003, and to $5.8 million in the first nine months of 2004 from $2.9 million in the first nine months of 2003. The increase in sales and marketing expenses in the third quarter and first nine months of 2004 was due to (1) sales and marketing expenses, including approximately $2.1 million attributable to the Cable segment in the third quarter and in the first nine months of 2004, of which (a) $1.2 million was related to a relocation bonus to a certain Xtend employee and (b) $299,000 resulted from charges for stock based compensation, (2) an increase in sales efforts for our wireless products in Asia and other new markets and (3) an increase in our workforce. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in the Cable segment and other new markets.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses increased to $1.3 million in the third quarter of 2004 from $1 million in the third quarter of 2003, and increased to $4.1 million in the first nine months of 2004 from $3.6 million in the first nine months of 2003. The increase in general and administrative expenses in the first nine months of 2004 was primarily due to (1) increases in salaries and professional fees and (2) the Cable segment’s general and administrative expenses, which were included in the third quarter and the first nine months of 2004 and amounted to $171,000. The general and administrative expenses for the third quarter were partially offset by a positive adjustment for stock based compensation of $162,000.

In the first nine months of 2004, the total amounts that were paid in connection with several charters of an aircraft for business were $498,000, of which $275,000 were included in the general and administrative expenses and $223,000 were allocated to the Transaction. These amounts were paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Davidi Gilo and a trust for his benefit are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. Harmony Management has advised us that the hourly rate charged by the management company for these charters was substantially less than the standard rate charged for similar charters to other unaffiliated parties.

Amortization of Intangible Assets

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology in the Transaction over six years; non-competition agreements over approximately three years; exclusive sales agreement over four and one-half years and workforce over one year.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2004 was $522,000, consisting of the amortization of existing technology of $97,000, non-competition agreements amounting to $221,000, an exclusive sales agreement amounting to $142,000 and workforce amounting to $62,000.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with the restructuring program, we recorded a restructuring income in the third quarter of 2004 of $243,000 and in the first nine months of 2004 of $792,000, from a positive adjustment with respect to a variable compensation plan related to our former Chief Executive Officer.

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income was $117,000 in the third quarter of 2004 and $329,000 in the third quarter of 2003. Net interest income was $474,000 in the first nine months of 2004 and $1.1 million in the first nine months of 2003. Our interest income is derived mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances and low interest rates in financial markets.

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

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options. Net expenses related to stock compensation of $57,000 in the third quarter of 2004 and net income related to stock compensation of $428,000 in the first nine months of 2004 resulted from (1) a separation agreement (including income adjustments of $243,000 in the third quarter of 2004 and $792,000 in the first nine months of 2004 associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring adjustment), (2) an option grant agreement treated as a variable accounting plan, (3) a restricted stock grant and (4) option grants to service providers accounted at a fair value based method.

Discontinued Operation

(a)	Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, Vyyo’s Board of Directors determined on August 12, 2003, to cease all of Shira’s business operations and terminate all of Shira’s employees. The cessation of Shira’s operations represents a disposal of a business segment under SFAS 144. Accordingly, the results of the Software Products segment have been classified as discontinued operations, and prior periods have been reclassified respectively.

Assets and liabilities of the discontinued operation were as follows:

	September 30, 2004	December 31, 2003
	In thousands
Current assets	$25	$40

Current liabilities	$439	$632

Profit and loss of the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	In thousands
Revenues	$7	$80	$99	$307
Cost of revenues		28	27	590

Gross profit (loss)	$7	$52	$72	$(283)

Income (loss) from operations	$61	$(1,273)	$8	$(6,907)
Interest (expenses) income, net		(3)	3	(14)

Income (loss) from discontinued operations	$61	$(1,276)	$11	$(6,921)

Income (loss) from discontinued operations includes:

(1)	The amortization of identifiable assets in the three and nine month periods ending on September 30, 2003 of $0 and $516,000, respectively; and

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”), as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Balance as of December 31, 2003	$72	$10	$82
Incurred expenses paid during the nine months ended September 30, 2004	(72)	(10)	(82)

Balance as of September 30, 2004	$—	$—	$—

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, we performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

Liquidity and Capital Resources

As of September 30, 2004, we had $47.3 million of cash, cash equivalents and short-term investments. In the first nine months of 2004, net cash used in operations was $10.5 million, comprised mainly of (1) our loss of $12.6 million, (2) changes in other working capital accounts of $0.1 million, and (3) non-cash charges of (a) depreciation and amortization of $1 million (b) acquisition of research and development in process of $1.4 million and (c) income related to stock compensation of $0.4 million. In the first nine months of 2003, net cash used in operations was $10.3 million, comprised mainly of (1) our net loss of $12 million and (2) changes in other working capital accounts of $2.2 million, partially offset by (a) non-cash charges of $1.1 million for depreciation and amortization and (b) $2.6 million of impairment of identifiable intangible assets, property and equipment and goodwill.

In the first nine months of 2004, net cash provided by investing activities was $5.6 million, comprised of our sales and maturities of short-term investments net of our purchase of short-term investments of $6.5 million, partially offset by an outflow from: (1) net costs related to the acquisition of Xtend amounting to $0.5 million and (2) purchases of property and equipment amounting to $472,000. In the first nine months of 2003, net cash provided by investing activities was $6.2 million, comprised mainly of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $6.5 million, partially offset by an outflow of approximately $277,000 for investments in property and equipment.

Financing activities in the first nine months of 2004 amounted to approximately $1.1 million of proceeds from stock option exercises. Financing activities in the first nine months of 2003 amounted to approximately $163,000 of proceeds from purchases of stock under our employee stock purchase plan.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $12.6 million in the first nine months of 2004. As of September 30, 2004, our accumulated deficit was approximately $187.9 million. In response to the significant decline in our business and revenues which began in 2001 and has continued through the present, we have decreased our operating expenses in our wireless business; however, our expenses will continue to be significantly greater than our gross margin on revenues for the foreseeable future. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our increased efforts in Asia. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that had been previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

While we are continuing to operate our traditional Fixed Broadband Wireless business and have increased our sales and marketing efforts and research and development efforts to address the China market and other new markets, we are also considering a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current fixed wireless broadband technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal.

Xtend’s success will depend on the cable industry’s willingness and ability to substantially increase the available bandwidth on their networks using Xtend’s alternative technology solution.

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

We recently acquired Xtend, a provider of infrastructure solutions that expand the bandwidth of cable television lines. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating Xtend as a profitable business as we were unable to operate Shira as a profitable business. In addition, we may have difficulty integrating Xtend’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Xtend since most of its management is currently in Israel and in Atlanta, Georgia. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Xtend or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

If Xtend fails to achieve significant market penetration and customer acceptance of its products, its prospects would be substantially harmed.

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

Demand for our products and those of Xtend will depend on the size and timing of capital expenditures by telecommunications service providers and MSOs. These capital spending patterns are dependent upon factors including:

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

Sales outside of North America accounted for approximately 80% of our revenues in the first nine months of 2004. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

There has been significant price erosion in the broadband equipment field. We expect that continued price competition among broadband access equipment and systems suppliers will reduce our gross margins in the future, particularly in Asia. We anticipate that the average selling prices of broadband access systems will continue to decline as product technologies mature. We may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and total profitability for these systems. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

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

If, for instance, operators do not pursue the triple play as aggressively as we expect, our net sales growth would be materially and adversely affected. Similarly, if our expectations regarding these and other trends are not met, our net sales may be materially and adversely affected.

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

During 2001, the global telecommunications market, and in particular the fixed wireless broadband access market, experienced a significant downturn. We experienced dramatic decreases in the sales of our products and the adoption of our technology in 2001, and our sales have continued at a reduced level through 2004. In this environment, we determined in 2001 that significant expenditures in our historical products and technology were not justified, and we reduced our workforce by approximately 75%, from 240 employees to 60 employees. During 2002 and the first quarter of 2003, our workforce in the wireless broadband access business further declined by seven employees, to 53 employees at March 31, 2003. In the second, third and fourth quarters of 2003, as well as the first nine months of 2004, we increased our sales and marketing expenses and research and development expenses in connection with our increased efforts in China. However, after the acquisition of Xtend, as of September 30, 2004, we and our subsidiaries only had 128 employees worldwide.

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

Our Chief Financial Officer, one of our directors and many Vyyo and Xtend employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

As of September 30, 2004, we had cash, cash equivalents and short-term investments of $47.3 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of September 30, 2004

If market interest rates were to increase on September 30, 2004 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $46,000, or approximately 0.11% of the total portfolio (approximately 0.08% of total assets). Assuming that the average yield to maturity on our portfolio at September 30, 2004 remains constant throughout the fourth quarter of 2004 and assuming that our cash, cash equivalents and short-term investments balances at September 30, 2004 remain constant for the duration of the fourth quarter of 2004, interest income for the fourth quarter of 2004 would be approximately $207,000. Assuming a decline of 10% in the market interest rates at September 30, 2004, interest income for the fourth quarter of 2004 would be approximately $204,000, which represents a decrease in interest income of approximately $3,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended September 30, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at September 30, 2004 over the remaining contractual lives.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

From April 3, 2000 until September 30, 2004, we used approximately $7.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, approximately $1.6 million of the net proceeds in connection with the Xtend Transaction and approximately $72.4 million of the net offering proceeds for working capital.

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

From September 13, 2000, until September 30, 2004, we used approximately $2.3 million of the net offering proceeds for purchases of property, plant and equipment and the acquisition of Xtend and approximately $7.1 million of the net offering proceeds for working capital.

Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

(a)	None.

(b)	None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

On July 1, 2004, Vyyo filed a report on Form 8-K furnishing under Item 5 of the Form 8-K a press release announcing the completion of its acquisition of Xtend Networks Ltd.

On July 15, 2004, Vyyo filed a report on Form 8-K furnishing under Items 2 and 7 of the Form 8-K, and pursuant to Item 12 of the Form 8-K, disclosures regarding its acquisition of the assets of Xtend Networks Ltd., as well as financial information and exhibits in connection with the acquisition.

On July 28, 2004, Vyyo filed a report on Form 8-K furnishing under Item 7 of the Form 8-K, and pursuant to Item 12 of the Form 8-K, its financial results for the quarter ended June 30, 2004.

On September 13, 2004, Vyyo filed an amendment to a previously filed report on Form 8-K furnishing under Item 9.01 of the Form 8-K financial statements relating to Xtend Networks Ltd.

On September 20, 2004, Vyyo filed a report on Form 8-K furnishing under Item 2.02 of the Form 8-K its announcement that it was lowering its revenue expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

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