Form 10-K
period 2004-12-31
VYYO INC
filed 2005-02-10
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-30189

VYYO INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $54,210,183. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $6.47 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on June 30, 2004, (ii) each of the executive officers, directors and persons beneficially owning 5% or more of the outstanding Common Stock is deemed to be an affiliate, and (iii) options to purchase shares of Common Stock are not considered.

The number of shares of Common Stock outstanding on February 7, 2005 was 15,256,503 shares.

Documents Incorporated By Reference:    Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated by reference from the definitive Proxy Statement for the registrant’s 2005 annual meeting of stockholders.

VYYO INC.

2004 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Statements made in this report on Form 10-K relating to the future, including those related to (1) cable operators’ strategies, competitive forces and opportunities; (2) the potential for Xtend Networks’ systems to generate new customers, markets and revenues, as well as its competitive advantages over incumbent telecommunications entities for cable operators; (3) the contemplated activity of regulatory bodies; (4) our dividend policy; (5) expectations regarding our future financial performance, such as our expectations of continued net losses; of increased sales and marketing expenses; of potential tax impact of our losses; that our revenues will continue to be concentrated among a few customers; that our gross margins will continue to fluctuate and our cost of revenues will increase; of increased research and development expenses; regarding payments relating to future benefits to its employees upon retirement; and regarding accounting pronouncements; (6) alternative business opportunities; and (7) the adequacy of our facilities, are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” or “believe” and similar language identifies forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Risk Factors” set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We assume no obligation to update any forward-looking statement.

Item 1. Business

Overview

We supply end-to-end broadband communication network solutions. Our infrastructure solutions significantly expand the two-way bandwidth capacity of hybrid-fiber coaxial cable television networks. Our technology enables operators to deliver circuit-switched and Internet Protocol (“IP”) based broadband services to business and residential subscribers. We sell our systems to system integrators, distributors and directly to service providers.

Starting in 2003, we believed new opportunities might develop for our traditional wireless products and began to dedicate additional resources to sales in international markets, particularly China. These opportunities, however, are developing slowly and the pricing environment is very competitive. If our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future.

In addition to further developing our traditional wireless business, we have invested significant time and resources searching for and investigating new business opportunities.

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend Networks Ltd. and its wholly-owned, U.S.-based subsidiary, Xtend Networks, Inc. (collectively, “Xtend”). Xtend provides infrastructure solutions that expand the bandwidth capacity of hybrid-fiber coaxial cable television lines. Xtend is based in Tel Aviv, Israel and has an office in Atlanta, Georgia. Xtend employed 49 individuals worldwide as of December 31, 2004. Xtend has never been profitable and, as it is in a development stage, to date it has not generated any revenues. The results of Xtend’s operations were consolidated with Vyyo’s operations commencing July 1, 2004.

The acquisition of Xtend, which is currently operating as a wholly-owned subsidiary of Xtend Cable Solutions Inc., a wholly-owned subsidiary of Vyyo Inc., is intended to diversify our business and to seek to open new markets for our current products. In May of 2004, we announced that we would leverage Vyyo’s Data Over Cable System Interface Specification (DOCSIS®)-based wireless hub to enable cable companies to offer voice grade T1 circuit-switched products.

Our business model depends upon North American cable network operators responding to increased competition from traditional telecommunication service providers and satellite broadcasters with differentiating, bandwidth-intensive applications. These advanced services include high definition TV, video-on-demand, network-based digital video recording, high definition video-on-demand, peer-to-peer gaming and peer-to-peer video conferencing. Our technology is designed to provide an economically attractive platform to expand the operators’ network bandwidth and provide these advanced services, as well as to attract new small and medium-sized business (“SMB”) customers. This technology is at different stages in several field trials with the largest cable network operators in North America.

Vyyo was incorporated in Delaware in 1996.

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

Our systems are deployed in point-to-multipoint applications at the radio frequencies designated for two-way broadband communication. The majority of our systems are deployed in the 3.5 Ghz band internationally and the 2.5 Ghz and 700 MHz bands in the U.S. Point-to-multipoint technology refers to the ability of a central, wireless hub to transmit and receive network traffic to and from multiple subscriber modems. Our systems support both voice and data communications. We support 802.3 bridging across our network, which allows us to support Internet Protocol, or IP. IP is, in turn, the networking standard used to deliver voice, video and data over the Internet. Networking standards are the special set of rules for communicating that the end points in a telecommunication connection use to send signals back and forth. We also support voice and data via a circuit-switched connection providing a dedicated connection to a subscriber with dependable throughput and latency. Service providers use our system to bridge the segment of the network that connects the service providers’ systems directly to the subscribers, commonly referred to as the last mile. In addition, our systems are used to connect cellular based stations to a base station controller, commonly known as a backhaul connection.

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

The Vyyo Solution

Our system is designed to allow service providers to rapidly deploy cost-effective, high speed data and voice connections directly for business, residential and cellular backhaul applications. Our systems are deployed in point-to-multipoint applications at the frequencies designated for these applications and consist of a broadband hub, which serves as a point of convergence for data traffic in a network, network management system software and subscriber modems. Each broadband hub is located at a base station, which houses the components in the network. Our modems are installed at multiple subscriber locations.

•	Point-to-multipoint wireless hubs are located in base stations and send and receive data traffic to and from tens to hundreds and even thousands of wireless subscriber modems, depending upon configuration and application.

•	Our modems connected to PCs or LANs are located in residences, small/home offices, and medium-sized businesses. These modems send and receive data traffic and provide access to the broadband hub which, in a typical configuration, provides access to the Internet. Our wireless modems also connect to VoIP MTAs that are connected to telephone sets providing VoIP services.

•	Our circuit switched T1/E1 modems connect to a PABX or channel bank and provide a dedicated line for a business or cellular backhaul application.

•	Our wireless hub interfaces with a router located in the base station that sends data traffic to the Internet. It also delivers voice services over T1/E1 links that are typically connected to a Class 5 switch.

•	Base station and CPE radios are added to the wireless hubs and modems to create a complete end-to-end solution.

Using our wireless point-to-multipoint system, service providers can roll out network service quickly and with a minimal initial investment and can then expand their networks by adding more wireless hubs and subscriber wireless modems as the number of subscribers grows.

Our system is used primarily at the 2.5 GHz MMDS and the 700 MHz bands in the United States and at the 3.5 Ghz band internationally.

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

Our wireless hub is designed to support a variety of channel capacities by using combinations of six communications modules as either upstream or downstream modules, with each upstream module supporting either one or six upstream receivers, and each downstream module supporting either one or four downstream transmitters. For example, our system can provide 24 upstream channels and four downstream channels. A channel is a subdivision of a frequency band used to transmit radio frequency signals. This flexibility allows the operator to configure a system for each specific situation.

Multiple wireless hubs may be controlled through one central network management system.

Our network management system manages overall system operations. The system features graphical views of wireless hubs and modems. The network management system allows network operators to configure, maintain and troubleshoot hubs and modems from a central workstation.

Wireless Modems. We sell several kinds of wireless modems. Our data modem is designed for residential, home office or small office deployment. It can support up to 75 individual users at the LAN that is served by the modem, without a router. Our V284 modem, with its built-in 700 MHz radio, provides broadband wireless data and VoIP services to residential and business customers over a radius exceeding 25 miles when used in conjunction with our V3000 T1/E1 base stations or V2800 IP broadband hubs.

Technology

Our experience in designing shared bandwidth communications systems using time division multiple access, or TDMA, technology is the foundation of our expertise in the point-to-multipoint broadband wireless access market. TDMA is a technology that allows multiple users to share available bandwidth. We have extensive expertise in system design, as well as modem and broadband radio frequency technology. We have developed media access control, or MAC, layer algorithms, and scheduling algorithms, that maximize the number of subscribers that can share a single upstream channel.

Support of Internet Protocol. Our system architecture supports Internet Protocol communications traffic, and our primary systems components, the media access controller and the scheduler, are optimized for Internet Protocol communications traffic. We have designed our systems to carry variable-length Internet Protocol packets over one upstream TDMA burst as well as to support large packets that must be spread over multiple TDMA bursts.

MAC and PHY Layer Capabilities. Our media access control layer capabilities, combined with our physical layer capabilities, provide robust performance under adverse conditions and effectively utilize the limited frequency and bandwidth allocations of the 700 MHz band and 3.5 Ghz band. Our single carrier PHY layer technology offers multiple symbol rates and modulation schemes on both upstream and downstream channels which are used to optimize system configuration in any particular deployment scenario.

Scheduling Algorithms. We develop scheduling software code for DOCSIS-based TDMA point-to-multipoint systems. Our scheduling algorithms are optimized to support multiple services including Best Effort data services, Committed Information Rate data services, VoIP services and T1/E1 services, in an efficient manner for optimal utilization of the very limited wireless spectrum.

Circuit Switched Capability. Our broadband wireless access solution includes a circuit-switched capability which allows our base station and customer premise equipment (CPE) to be a multi-service platform, which delivers high speed Internet Protocol data as well as plain old telephone service (POTS) and T1/E1 services across a single, cohesive vendor platform and radio frequency (RF) infrastructure.

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

Starting in 2003, we believed new opportunities might develop for our products and began to dedicate additional resources to sales in international markets, particularly China. Our products have been deployed in over 18 provinces in China, including the Tibet Autonomous Region. However, these opportunities are developing slowly and the pricing environment is very competitive.

Manufacturing

We outsource manufacturing to contract manufacturers that have the expertise and ability to reduce costs associated with volume manufacturing and to respond quickly to customer orders while maintaining high quality standards. We outsource printed circuit board assembly, modems, up/down converters and manufacturing of our wireless hubs to contract manufacturers. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. The components for our wireless hubs and any third party radio equipment we require are purchased on a purchase order basis. We have no guaranteed supply or long-term contractual agreements with any of our suppliers. In addition, some of the components included in our systems are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products.

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

Research and Development

The goal of our research and development activities is to continue the development and introduction of new features that are important to our customers, such as our 700 MHz solution and the recently introduced DOCSIS®-compatible T1 solution targeting small and medium-sized businesses. Our ongoing product development program assesses service providers’ needs and technological changes in the communications market.

We believe that our extensive experience in designing and implementing high quality network components and system software allows us to develop high quality solutions. As a result of these development efforts, we have created an integrated broadband wireless platform that delivers data, voice and T1/E1 services.

As of December 31, 2004, our research and development staff dedicated to our wireless broadband access business consisted of 33 employees, compared to 37 employees as of December 31, 2003. The majority of our research and development staff is located in Israel.

Our broadband wireless research and development expenditures were $4.9 million for 2004, $4.4 million for 2003 and $3.9 million for 2002.

Competition

The market for broadband wireless access systems is competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include: product performance and features; price of competitive products; reliability and stability of operation; ability to develop and implement new services and technologies; ability to support newly allocated frequencies; development and adoption of new wireless standards (e.g., Wi-MAX); ability to provide system integration services efficiently and cost effectively; and sales capability, technical support and service.

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

Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Alvarion Inc., Aperto Networks, Inc., NextNet Wireless, Inc., IP Wireless, Inc., Navini Networks, Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, Flarion, VCOM, Airspan and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

Intellectual Property

We have three issued patents and 10 patent applications pending in the United States relating to our wireless broadband access business. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business.

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

Employees

During 2004, our wireless broadband access business workforce increased by approximately 10%. As of December 31, 2004, we had 96 full-time and temporary employees in our wireless broadband access business, of whom 64 were employed in Israel, 11 were employed in China and 21 were employed in the United States or other locations. Of these employees, 33 were principally dedicated to research and development, 28 were dedicated to sales, marketing and customer support and 16 were involved in manufacturing and operations. None of our U.S. employees is represented by a union.

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

Xtend Networks

General

On June 30, 2004, we completed the acquisition (the “Transaction”) of all of the outstanding shares of Xtend Networks Ltd. and its wholly-owned, U.S.-based subsidiary, Xtend Networks, Inc. (collectively, “Xtend”). Xtend Networks Ltd. was incorporated under the laws of the State of Israel in 1999. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. Xtend is currently operating as a wholly-owned subsidiary of Xtend Cable Solutions Inc., a wholly-owned subsidiary of Vyyo Inc. Xtend is based in Tel Aviv, Israel and has an office in Atlanta, Georgia. Xtend employed 49 individuals worldwide as of December 31, 2004. Xtend has never been profitable and, as it is in a development stage, to date it has not generated any revenues. The results of Xtend’s operations were consolidated with Vyyo’s operations commencing July 1, 2004.

Since Xtend’s acquisition, it has not generated any sales. Xtend incurred net losses of $7.5 million in 2004 and had an accumulated shareholder deficit as of December 31, 2004 of $2 million. We anticipate that Xtend will continue to incur net losses for the foreseeable future. Xtend will be successful only if it is able to penetrate the cable television equipment market and substantially increase its market share in this industry. If Xtend is unable to do so, its business would be harmed and its prospects significantly diminished.

Xtend’s system includes voice grade T1 and radio frequency (RF) products with node, amplifier, splitter and passive elements targeted to the coaxial portion of the existing cable infrastructure. These products are designed to enable the layer one expansion of available spectrum up to 3 GHz, which in turn allows cable operators to provide more bandwidth-intensive services to their customers.

According to an industry source, the North American cable operators invested over $95 billion in capital infrastructure over the eight years ending in 2004 (including $9.5 billion in 2004 alone) to provide digital broadband services to customers. According to the same source, there are 108,410,160 households with televisions in the United States and approximately 102,900,000 of these homes have access to cable. Of these homes, 73,575,460 are basic cable subscribers, while over 25,000,000 are digital subscribers. These networks are enabled through 9,211 headends and over 140,000 nodes.

The Xtend Solution

Xtend provides cable system operators (“MSOs”) with the opportunity to increase the availability of bandwidth on their legacy and upgraded systems through Xtend’s advanced technology. Xtend’s technology has the potential to help MSOs develop new sources of revenue, such as providing residential subscribers with the enhanced “quadruple play” of voice, data, video and wireless services, increasing capacity for high definition TV, video-on-demand, network-based digital video recording, high definition video-on-demand, peer-to-peer gaming and peer-to-peer video conferencing, while also attracting new small and medium-sized business (“SMB”) customers through T1 capabilities.

Xtend’s products are designed to be backwards compatible with the existing network equipment so as not to affect existing residential services. It provides a compatible architecture, through Block Division MultiplexingTM

(“BDM”) technology, that, for example, enables the continued use of existing, standardized equipment, such as DOCSIS® cable modem termination systems (CMTS), cable modems and digital set-top units.

In a sample SMB application, the combination of Vyyo’s T1 technology and Xtend’s increased hybrid-fiber coaxial (“HFC”) capacity allows MSOs to service hundreds of T1 links over the existing HFC networks. This solution potentially creates a new market for MSOs, enabling them to provide alternatives to incumbent carriers for SMBs that need to connect local telephone switches (PBX) to the public service, or connect their local area network (LAN) to another office or to the Internet. MSOs can also offer SMBs bundled services of television, high-speed data and telephony, giving them a competitive advantage over the incumbent telecom service providers.

Products and Technology

Xtend has developed a broad range of products to address the goal of increasing the bandwidth of existing cable television lines. Xtend’s products are designed to be “backwards compatible,” attaching in parallel to current networks and allowing the utilization of pre-existing digital equipment.

Xtend’s system is made up of the following elements:

Node Products/XHUB. The XHUB is located at the fiber node, converts the HFC network standard frequency band to the coaxial plant’s extended bands. For example, Xtend’s XHUB 3004 is a block multiplexer and frequency converter which multiplexes two downstream blocks, each carrying a different content, onto a single cable coaxial plant while demultiplexing five upstream blocks.

Trunk Amplifiers/Xtendifiers. The Xtendifier is the amplification and gain control element of the “Xtended” coaxial plant. The Xtendifier is installed along the coaxial line, in parallel to existing line extenders. For example, Xtend’s XFR 3004 is a bi-directional, wide-band amplifier which operates in conjunction with the legacy amplifier.

Passive Elements. Xtend’s passive elements, with Xtend band performance, replace the existing passive elements.

XSP. The XSP replaces existing splitters with Xtend band performance.

CPE Devices/XTB. The Xtend’s XTB is a block multiplexer and frequency converter that interfaces with existing standard CPE devices, enabling subscribers to enjoy true quadruple play services.

Customers

Xtend’s target customers are MSOs. Xtend sells its products based on individual purchase orders. Xtend’s potential customers are not obligated by long-term contracts to purchase its systems. Its potential customers can generally cancel or reschedule orders upon short notice and can discontinue using Xtend’s products at any time.

To date, Xtend has not generated any revenues. When and if it does generate revenues, it is expected that a relatively small number of customers will account for a large percentage of its revenues.

Sales and Marketing

Xtend’s products are currently targeted to U.S.-based MSOs, to which it sells through its direct sales force in North America. Xtend promotes its products through direct personal contact, presentations at trade shows, expositions, seminars and lectures and public relations efforts.

Xtend has had discussions with Cox Communications Inc. that led to its being named an approved vendor for Cox systems for commercial customers. In addition, Xtend products are at different stages in field trials with other leading cable network operators in North America.

Manufacturing

Xtend outsources its manufacturing to contract manufacturers that have the expertise and ability to respond quickly to customer orders while maintaining high quality standards. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm Xtend’s business. The components for the equipment Xtend supplies are purchased on a purchase order basis. Xtend has no guaranteed supply or long-term contractual agreements with any of its suppliers. In addition, some of the components included in Xtend’s systems are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products. Xtend performs some assembly and testing in its facility located in Israel.

Research and Development

The goal of Xtend’s research and development activities is to continue the development and introduction of new features that are important to its target market. Xtend’s ongoing product development program assesses MSOs’ needs and technological changes in the cable market.

As of December 31, 2004, Xtend’s research and development staff consisted of 24 employees. All of its research and development staff is located in Israel.

Xtend’s research and development expenditures were $2.1 million for the six months ended December 31, 2004 (not including acquired research and development in process amounting to $1.4 million).

Competition

The market for cable equipment vendors is competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include:

•	product performance and features;

•	price of competitive products;

•	reliability and stability of operation;

•	ability to develop and implement new services and technologies;

•	compliance with industry standards; and

•	sales capability, technical support and service.

Xtend’s cable offerings face competition from technologies such as higher encoding over cable (1024QAM), high-end compression (e.g., MPEG-4), the upgrading of coaxial networks to 1GHz and fiber optic solutions. The MSOs do have partial alternatives to Xtend’s technology for increasing bandwidth on their systems, including fiber-based solutions and node-splitting. In addition, the MSOs themselves face competition from the high bandwidth solutions offered by satellite providers and incumbent telecommunications operators, including digital subscriber line, or DSL, technology and from fiber-to-the-home/curb technologies.

Many of Xtend’s competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than Xtend has and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of Xtend’s competitors have longer operating histories, greater name recognition and established relationships with the MSOs. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Xtend’s primary competitors are currently Scientific Atlanta, Motorola, C-Core and Narad Networks. Most of these competitors have existing relationships with one or more of Xtend’s prospective customers. Xtend may not be able to compete successfully against current and future competitors and competitive pressures may seriously harm its business.

Government Regulation

Xtend is subject to export control laws and regulations with respect to its products and technology. Xtend is subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by it, which would result in additional compliance burdens and could impair the enforceability of its contract rights.

Intellectual Property

Xtend has no issued patents and 14 patent applications pending in the United States. It relies on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to Xtend’s business.

Xtend’s success depends in part on its ability to protect its proprietary technologies. Xtend’s pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, Xtend’s patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Further, patents held by third parties may prevent the commercialization of products incorporating Xtend’s technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of Xtend’s pending or future patents. Xtend also believes that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws, may be more limited than that provided under United States patents and intellectual property laws. Litigation, which could result in substantial costs and diversion of effort by Xtend, may also be necessary to enforce any patents issued or licensed to Xtend or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm Xtend’s business.

Xtend also relies on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with its employees, advisors and consultants and non-disclosure agreements with certain of Xtend’s suppliers and distributors. These agreements may be breached, Xtend may not have adequate remedies for any breach or Xtend’s unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect Xtend’s products or intellectual property rights to the same extent as do the laws of the United States.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to Xtend. Xtend expects that it will increasingly be subject to license offers and infringement claims as the number of products and competitors in its market grows and the functionality of products overlaps.

Others’ patents may be determined to be valid, or some or all of Xtend’s products may ultimately be determined to infringe those patents. Patent holders may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to Xtend’s products that could arise in the future, Xtend could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if Xtend ultimately prevails. Accordingly, any infringement claim or litigation against Xtend could significantly harm its business, operating results and financial condition.

Employees

As of December 31, 2004, Xtend had 49 full-time and temporary employees, of whom 39 were employed in Israel and 10 were employed in the United States. Of these employees, 31 were principally dedicated to research and development, manufacturing and operations and 14 were dedicated to sales, marketing and customer support. None of our U.S. employees is represented by a union.

Xtend Networks Ltd., as an Israeli company, is subject to Israeli labor laws and regulations with respect to its Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

Xtend Networks Ltd. and its Israeli employees are subject to provisions of certain collective bargaining agreements, by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern wages, cost of living expenses and other conditions of employment. Xtend Networks Ltd. provides its Israeli employees with benefits and working conditions above the required minimums. Its Israeli employees are not represented by a labor union. Xtend has not experienced any work stoppages.

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

Segments and Geographic Information

Following the acquisition of all of the outstanding shares of Xtend on June 30, 2004, the results of Xtend’s operations were consolidated commencing July 1, 2004. Vyyo’s reportable segments are strategic businesses differentiated by nature of their products and customers, and can be described as follows:

a)	The “Fixed Broadband Wireless” segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. Vyyo sells these systems directly to service providers, as well as to system integrators that deploy Vyyo’s systems as part of their end-to-end network solutions for service providers.

b)	The “Cable Segment” represents the results of Xtend’s operations, which were consolidated commencing July 1, 2004. Xtend, which is a development stage company, provides infrastructure solutions that expand the bandwidth of cable television lines.

Information on revenues and assets of the reportable operating segments:

a)	Measurement of revenues and assets of the operating segments:

The measurement of revenues and assets of the reportable operating segments is based on the same accounting principles applied in these financial statements. Segment losses reflect the loss from operations of the segment and do not include financial income, net, since this financial income is not allocated to the segments.

b)	Financial data relating to reportable operating segments:

	Year ended December 31,
	2004	2003	2002
	In thousands
Consolidated revenues from the Fixed Broadband Wireless segment	$6,094	$6,060	$4,577

Operating loss from continuing operations:
Fixed Broadband Wireless	$(13,440)	$(10,540)	$(9,092)
Cable	(8,228)

Total consolidated operating loss from continuing operations	$(21,668)	$(10,540)	$(9,092)
Interest income, net	508	1,439	2,584

Loss from continuing operations	$(21,160)	$(9,101)	$(6,508)

	Year ended December 31,
	2004	2003	2002
	In thousands
Assets:
Fixed Broadband Wireless	$47,991	$62,366	$74,568
Cable:
Intangible assets	6,802
Other assets	1,306

	8,108

Eliminations / adjustments	72	40	3,545

	$56,171	$62,406	$78,113

Expenditures for long-lived assets:
Fixed Broadband Wireless	$571	$337	$22
Cable:
Intangible assets	9,249
Other assets	513

	9,762

Eliminations / adjustments		50	147

	$10,333	$387	$169

	Year ended December 31,
	2004	2003	2002
	In thousands
Depreciation and amortization expenses:
Fixed Broadband Wireless	$595	$553	$890
Cable: *
Intangible assets	1,045
Other assets	80

	1,125

	$1,720	$553	$890

*	Not including write off of acquired in research and development in-process.

The following is a summary of operations within geographic areas based on the location of the customers:

	Year ended December 31,
	2004	2003	2002
	In thousands
Revenues from sales to unaffiliated customers from continuing operations in the Fixed Broadband Wireless segment:
Asia	$3,884	$4,640	$1,267
North America *	1,610	1,204	3,034
Rest of the world	600	216	276

	$6,094	$6,060	$4,577

* Includes sales in the USA of:	$1,524	$1,092	$3,025

Property and equipment, net
Israel	$1,053	$658	$903
United States	199	197	168

	$1,252	$855	$1,071

Sales to major customers in the Fixed Broadband Wireless segment out of total revenues are as follows:

	Year ended December 31,
	2004	2003	2002
Customer A	21%
Customer B	19%	4%
Customer C	19%	14%	26%
Customer D	13%	47%	23%
Customer E	7%	11%	4%
Customer F	2%	14%
Customer G			13%
Customer H *			11%

*	Represents in 2002, revenues from a settlement dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

Item 2. Properties

We are headquartered in Palo Alto, California, where we lease approximately 14,565 square feet of commercial space. Our lease for these facilities expires on April 30, 2009. These facilities are used for executive office space, including sales and marketing, finance and administration and technical customer support.

We also lease approximately 20,000 square feet of commercial space in Jerusalem, Israel under a term lease that expires on December 31, 2005. These facilities are used for research and development activities and for product assembly and testing.

We also lease approximately 9,300 square feet of commercial space in Tel Aviv, Israel under a term lease that expires on April 30, 2005. These facilities are used for research and development activities and for product assembly and testing.

On November 4, 2004, Xtend Networks Ltd. and Vyyo Ltd. entered into leases for a combined total of approximately 42,000 square feet of commercial space in the Modi’in District of Israel, near Tel-Aviv, under a 72 month term. These facilities are used for research and development activities and for product assembly and testing. It is anticipated that the research and development groups of Xtend Networks Ltd. and Vyyo Ltd. will be moved to this commercial space in Modi’in.

On January 14, 2005, Xtend Networks, Inc. entered into a lease of approximately 5,740 square feet of office space in Norcross, Georgia. The term of the lease is 60 months from January 1, 2005. These facilities are used primarily for sales and marketing efforts.

We also lease approximately 2,250 square feet of commercial space in Beijing, China under a term lease that expires on March 31, 2005. These facilities are used for our Beijing representative office.

We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “VYYO” since our initial public offering on April 5, 2000. The following table presents the high and low sales prices for our common stock in each quarter of 2003 and 2004, as reported by the Nasdaq National Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2004
First Quarter	$9.92	$5.66
Second Quarter	$7.87	$5.25
Third Quarter	$6.60	$4.29
Fourth Quarter	$8.98	$4.80

Year Ended December 31, 2003
First Quarter	$2.72	$2.21
Second Quarter	$3.57	$2.27
Third Quarter	$5.09	$3.00
Fourth Quarter	$9.39	$3.92

On February 7, 2005, the closing price of our common stock as reported on the Nasdaq National Market was $8.75 per share. As of February 7, 2005, there were approximately 100 holders of record of our common stock, which we believe represents approximately 3,300 beneficial holders.

Dividend Policy. We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Through our Israeli subsidiaries, Vyyo Ltd. and Xtend Networks Ltd., we participate in the “alternative benefits program” under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If the Israeli subsidiaries distribute a cash dividend to Vyyo Inc. from income which is tax exempt, other than in the complete liquidation of the Israeli subsidiaries, as the case may be, it would be taxed at the corporate rate applicable to such income (currently between 10% to 25%). Pursuant to Article 12 of the Income Tax Treaty between Israel and the United States, in the event Vyyo Inc. were to receive a dividend from the Israeli subsidiaries from an income derived during any period for which Israeli subsidiaries are entitled to the reduced tax rate applicable to an approved enterprise under the Encouragement of Capital Investments Law (1959), then the Israeli subsidiaries, as the case may be, would be required to withhold fifteen percent of the gross amount of the dividend paid under certain conditions.

Securities authorized for issuance under equity compensation plans. The following chart sets forth certain information as of December 31, 2004, with respect to our three stock option plans, specifically our 1996 Equity Incentive Plan, our 1999 Employee and Consultant Equity Incentive Plan and our 2000 Employee and Consultant Equity Incentive Plan (collectively, the “Plans”). Currently, we are making stock option grants only out of our 2000 Employee and Consultant Equity Incentive Plan (the “EIP”). The chart does not include our 2000 Employee Stock Purchase Plan (the “ESPP”), under which (i) a total of 428,522 shares were reserved for future issuance as of December 31, 2004; and (ii) 96,352, 67,226 and 15,717 shares were issued in 2004, 2003 and 2002, respectively.

Each of the ESPP and the Plans has been approved by our stockholders. The number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year by the lesser of (i) one percent (1%) of the number of shares of the Company’s Common Stock outstanding on the last trading day of the immediately preceding fiscal year, or (ii) 100,000 shares. The number of shares reserved for issuance under the EIP automatically increases on January 1st of each year by the lesser of (i) 666,666 shares, or (ii) five percent (5%) of the number of shares of the Company’s Common Stock outstanding on the last day of the immediately preceding fiscal year. On January 20, 2005, the Company’s Board of Directors terminated the ESPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,434,920	$5.29 per share	302,128
Equity compensation plans not approved by security holders	None	None	None
Total	4,434,920	$5.29 per share	302,128

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

From April 3, 2000, until December 31, 2004, we used approximately $7.1 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, approximately $1.6 million of the net proceeds in connection with the acquisition of Xtend and approximately $72.4 million of the net offering proceeds for working capital.

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

From September 13, 2000, until December 31, 2004, we used approximately $0.3 million of the net offering proceeds for purchases of property, we used approximately $2.5 million of the net offering proceeds for (1) purchases of property, plant and equipment and the acquisition of Xtend, and (2) approximately $12.9 million of the net offering proceeds for working capital. Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data:
Net revenues	$6,094	$6,060	$4,577	$8,205	$15,378
Cost of revenues:
Cost of products sold	4,038	1,986	590	15,406	11,235
Amortization of existing technology	194

Total cost of revenues	4,232	1,986	590	15,406	11,235

Gross profit (loss)	1,862	4,074	3,987	(7,201)	4,143

Operating expenses:
Research and development	6,934	4,365	3,920	15,027	17,586
Acquisition of research and development in process	1,402
Sales and marketing	8,065	4,052	3,394	8,325	12,108
General and administrative	6,257	5,082	6,068	11,150	14,385
Amortization of intangible assets	851
Restructuring adjustments	21	1,115	(303)	12,827	—

Total operating expenses	23,530	14,614	13,079	47,329	44,079

Operating loss	(21,668)	(10,540)	(9,092)	(54,530)	(39,936)
Interest and other income (expense), net	508	1,439	2,584	5,527	4,704

Loss from continuing operations	(21,160)	(9,101)	(6,508)	(49,003)	(35,232)
Discontinued operations	67	(6,640)	(2,725)

Loss	$(21,093)	$(15,741)	$(9,233)	$(49,003)	$(35,232

Loss per common share—(basic and diluted):
Continuing operations	$(1.52)	$(0.72)	$(0.53)	$(3.99)	$(3.24)
Discontinued operations	0.01	(0.52)	(0.22)

	$(1.51)	$(1.24)	$(0.75)	$(3.99)	$(3.24)

Weighted average number of common shares outstanding (in thousands)—basic and diluted	13,979	12,737	12,331	12,254	10,867

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:

Cash, cash equivalents and short term investments	$42,212	$57,791	$72,315	$84,069	$127,905
Working capital	37,846	54,587	64,361	75,904	123,596
Total assets	56,171	62,406	77,636	88,040	143,167
Total shareholders’ equity	45,239	54,950	68,769	77,852	127,580

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2004 annual consolidated financial statements and accompanying notes appearing elsewhere in this annual report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

Overview

We supply end-to-end broadband access solutions used by telecommunications providers to deliver both circuit-switched services, such as telephony and T1/E1 connections, and Internet Protocol (“IP”) services, such as high-speed data and voice over IP connections, to business and residential subscribers. Our technology uses point-to-multipoint architecture to deliver services over wireless media or cable television networks. We sell our systems to system integrators, distributors and directly to service providers.

We have two business segments. The “Fixed Broadband Wireless” segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The “Cable Segment” represents the results of Xtend’s operations, which were consolidated commencing July 1, 2004. Xtend, which is a development stage company, provides infrastructure solutions that expand the bandwidth of cable television lines.

Starting in 2003, we believed new opportunities might develop for our traditional wireless products and began to dedicate additional resources to sales in international markets, particularly China. These opportunities, however, are developing slowly and the pricing environment is very competitive. If our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future.

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend Networks Ltd. and its wholly-owned, U.S.-based subsidiary, Xtend Networks, Inc. (collectively, “Xtend”). Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. Xtend is based in Tel Aviv, Israel and has an office in Atlanta, Georgia. Xtend has never been profitable and, as it is in a development stage, to date it has not generated any revenues. The results of Xtend’s operations were consolidated with Vyyo’s operations commencing July 1, 2004.

The acquisition of Xtend, which is currently operating as a wholly-owned subsidiary of Xtend Cable Solutions Inc., a wholly-owned subsidiary of Vyyo Inc., is intended to diversify our business and to seek to open new markets for our current products.

In connection with the Transaction:

(1) We issued 1,398,777 shares of Vyyo’s common stock and made cash payments of approximately $2,970,000 for non-competition agreements from certain employees of Xtend;

(2) Vyyo provided a contingent promissory note (“Contingent Note”) in the principal amount of $6.5 million payable on March 31, 2007. In the event that the consolidated revenues of Vyyo in the year ended December 31, 2006 equal or exceed $60 million and the consolidated gross margin of Vyyo equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of the Company’s cash, cash equivalents, short term investments and accounts receivable, net of the sum of the Company’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20 million on December 31, 2005 or on June 30, 2006;

(3) Vyyo agreed to pay a contingent cash bonus to an Xtend employee in the amount of approximately $1.2 million and granted the same employee 146,000 restricted shares, of which 71,000 shares vested over a six month period and compensation expenses were recorded (see note 11) and 75,000 shares will vest subject to designated performance criteria. The contingent cash bonus was resolved and a provision was recorded in selling and marketing expenses on September 30, 2004;

(4) Vyyo agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options in Xtend. These cash payments include a payment of approximately $269,000 paid in cash at the closing of the Transaction on June 30, 2004 and a payment of approximately $255,000 which is expected to be paid over two years upon realization of certain employment conditions;

(5) Vyyo committed to contribute to Xtend up to $10 million, to be contributed in stages based on the operational needs of Xtend; and

(6) Vyyo incurred direct expenses related to the Transaction amounting to $578,000 which were capitalized as a part of the investment of Xtend.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, we accounted for the Transaction as an acquisition of net assets pursuant to the provisions of SFAS 142 “Goodwill and other Intangible Assets”. Accordingly, the purchase price was allocated to the individual assets acquired and liabilities assumed, based on their relative fair values, and no goodwill was recorded.

The purchase price consisted of (in thousands):

Value of Vyyo’s shares *	$8,492
Non-competition cash payments	2,970
Other cash payments to option holders and employees	269
Acquisition direct costs	578

Total purchase price	$12,309

*	This valuation was based on the Vyyo’s average share price of $6.07, based on the average closing prices from May 13, 2004 to May 19, 2004 and including two trading days prior to and two trading days subsequent to the public announcement of the Transaction.

The tangible and intangible net assets acquired consisted of the following (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total net tangible assets acquired	$3,060

Intangible assets acquired:
Existing technology	2,208
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,450
Workforce	248

Total intangible assets acquired	9,249

Total tangible and intangible net assets acquired	$12,309

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

The amount allocated to research and development in-process represents the fair value of purchased in-process products or projects technology for research projects that, as of the acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they were charged to the statement of operations on the date of acquisition.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and one a half years and workforce over one year.

Amortization of intangible assets acquired for the year ended December 31, 2004 was $1,045,000, consisting of the amortization of existing technology of $194,000, non-competition agreements amounting to $442,000, an exclusive sales agreement amounting to $285,000 and workforce amounting to $124,000.

Estimated future amortization expenses of intangible assets for the following years, subsequent to December 31, 2004 are as follows:

In thousands
2005	$1,914
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

$6,802

We have incurred significant losses since our inception, and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $21.1 million for the year ended December 31, 2004. As of December 31, 2004, our accumulated deficit was approximately $196.5 million.

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

Our significant accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2004. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue recognition. Revenues from our Fixed Broadband Wireless segment are derived from sales of products. We currently provide no services. Our products consist of hubs and modems, which are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually at a standard fixed price determined by us. When establishing a relationship with a new customer, we may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As our products are off-the-shelf products, we do not provide our customers with the right of return or any additional services after delivery (except for standard product warranty).

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

EITF Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which our products are sold together as a “package.” Because these off-the-shelf products are delivered at the same time and the four revenue recognition criteria are met at that time, the adoption of EITF 00-21 had no impact on our financial position and results of operations.

Products warranty. We accrue for product warranty costs upon recognition of product revenues. The provision is calculated as a percentage of the sales based on historical experience.

Short term investments. SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Inventories. We state inventories at the lower of cost or market. We regularly evaluate the carrying value of our inventories. Cost includes labor and material for finished goods and work-in-process. We estimate average selling prices for our products based on current selling prices, estimates of demands for our products, general economic trends and other information. Estimating these average selling prices is a highly subjective process. We determine expected inventory usage based on demand forecasts. Inventory reserves are established based on forecasted demand, past experience with the specific customers and the ability to redistribute inventory to other customers.

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

Stock-based compensation. In December 2002, the FASB issued SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”). This statement amends SFAS No. 123—Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). We are currently considering early adoption of FAS 123R as of January 1, 2005.

This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and related notes included elsewhere in this report.

Results of Operations

Revenues for Years Ended December 31, 2004, 2003 and 2002

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

	Year ended December 31,
	2004	2003	2002
Customer A	21%
Customer B	19%	4%
Customer C	19%	14%	26%
Customer D	13%	47%	23%
Customer E	7%	11%	4%
Customer F	2%	14%
Customer G			13%
Customer H *			11%

*	Represents revenues in 2002 from a settlement dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

Revenues did not change significantly in 2004 from 2003 and increased by 32% in 2003 from 2002. Revenues were $6.1 million in 2004, $6.1 million in 2003 and $4.6 million in 2002. There were no revenues from the Cable segment in the six months ended December 31, 2004. In 2004, our revenues from Asia decreased to $3.9 million from $4.6 million in 2003 and revenues from North America increased to $1.6 million from $1.2 million in 2003. The decrease in revenues in Asia in 2004 as compared with 2003 primarily reflects the slowdown in capital spending for broadband wireless equipment in China. The increase in revenues in 2003 from

2002, was primarily due to the increased shipments of our products, particularly to the China market. Revenues in 2004, 2003 and in 2002 include revenues of approximately $1 million, $3.2 million and $1.2 million, respectively, from sales of inventory that was previously written down to $0 in 2001. As a result of the write-down in 2001, the cost of revenues associated with sales of this inventory was accounted for as $0.

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties in connection with Israeli government incentive programs and overhead related to manufacturing our products.

Cost of revenues was $4.2 million in 2004, $2 million in 2003 and $590,000 in 2002. The increase in cost of revenues, and the decrease in gross margin, in 2004 compared with 2003 and with 2002, were primarily attributable to (1) $0.2 million amortization of technology resulting from the acquisition of Xtend in 2004, (2) increased shipments of our products in 2004, (3) increased fixed cots, and (4) expenses related to our efforts to acquire potential revenue with our customers. In addition, as a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $435,000 in 2004, $1.7 million in 2003 and $1.1 million in 2002 related to the sale of such inventories. We anticipate that our gross margins will continue to fluctuate and that our cost of revenues will increase in future periods.

We have participated in several Israeli government research and development incentive programs under which we received research and development participation grants of approximately $4.4 million. We are obligated to pay royalties to the granting organizations at rates that generally range from 2.5% to 5% of revenues resulting from the funded projects up to maximum amounts ranging between 100% and 150%, depending upon various factors, of the funded amount. As of December 31, 2004, we had repaid or provided for the repayment of grants in a total amount of $1.3 million.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facilities in Israel. These expenses are charged to operations as incurred. Our research and development expenses were $6.9 million in 2004, $4.4 million in 2003, and $3.9 million in 2002. Research and development expenses included approximately $2.1 million from the Cable segment during the year ended December 31, 2004. The increase in research and development expenses in 2004 from 2003 was due to our research and development efforts for our Cable segment and for new wireless products. The increase in research and development expenses in 2003 compared with 2002 was due to an increase in development efforts for new wireless products and increasing our workforce. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new products.

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

Selling and Marketing Expenses

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses were $8.1 million in 2004, $4.1 million in 2003, and $3.4 million in 2002. Sales and marketing expenses included approximately $3.2 million from the Cable segment during the year ended December 31, 2004, which includes $1.2 million accrued for a relocation bonus to a certain Xtend employee and $539,000 for stock-based compensation. The increase in sales and marketing expenses in 2004 compared with 2003 was due to (1) an increase in sales efforts for our wireless products in China and other new markets, (2) increasing our workforce, (3) expenses related to our efforts to acquire new customers and (4) the Cable segment’s sales and marketing expenses. The increase in sales and marketing expenses in 2003 compared with 2002 was due to (1) an increase in sales efforts for our wireless products in China and other new markets, including expenses from a marketing agreement with one of our Chinese OEM customers amounting to $880,000 and (2) increasing our workforce. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to develop Xtend’s business and to sell our products.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. General and administrative expenses were $6.3 million in 2004, $5.1 million in 2003 and $6.1 million in 2002. General and administrative expenses included approximately $253,000 from the Cable segment during the year ended December 31, 2004. The increase in general and administrative expenses in 2004 was primarily due to (1) increases in salaries and professional fees, (2) the Cable segment’s general and administrative expenses and (3) internal expenses related to the Xtend transaction which were not capitalized to the Xtend investment. The decrease in general and administrative expenses in 2003 compared with 2002 was primarily due to a decrease in travel expenses, a decrease in insurances expenses and charges for stock compensation of approximately $128,000 recorded in 2003 compared with $480,000 recorded in 2002. The decrease was partially offset by an increase in professional fees in 2003. The decrease was partially offset by an increase in directors’ and officers’ insurance costs and a charge of approximately $463,000 for severance costs. General and administrative expenses also included expenses of $770,000 in 2004, $698,000 in 2003 and $583,000 in 2002, paid to an unaffiliated third party management company in connection with several charters of an aircraft for business travel purposes. In 2004, $223,000 out of $770,000 was paid for flights in connection with the Company’s acquisition of Xtend and was expensed during 2004.

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

Amortization of Intangible Assets

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology in the Transaction over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and one-half years; and workforce over one year.

Amortization of intangible assets acquired for the year ended December 31, 2004, was $1,045,000, consisting of the non-competition agreements amounting to $442,000; an exclusive sales agreement amounting to $285,000; workforce amounting to $124,000; and an amortization of existing technology of $194,000, which was classified to the cost of revenues.

Restructuring Adjustments

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunication sector and the economy in general. In 2001, the Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’

severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. The restructuring utilizations are summarized as follows:

	Balance as of January 1, 2002	Utilized	Reversal	Balance as of December 31,	Utilized	Reversal	Balance as of December 31,
		2002			2003
	In thousands
Facilities	$2,365	$251		$2,114	$1,954	$160	$—
Employees severance and other related benefits	450	299	$151	—			—

	$2,815	$550	$151	$2,114	$1,954	$160	$—

Restructuring expenses in 2004 of $21,000 are due to an adjustment in the stock option compensation accounted for as variable plan. The options were granted to the former CEO as a part of the restructuring.

Interest Income, Net

Interest income, net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest income decreased to $508,000 in 2004 from $1.4 million in 2003, and decreased to $1.4 million in 2003 from $2.6 million in 2002. Our interest income is derived mainly from our cash and cash equivalents and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000.

Income Taxes

As of December 31, 2004, we had approximately $84 million of Israeli net operating loss carryforwards from our Israeli subsidiary, $29.4 million of United States federal net operating loss carryforwards, and $14.6 million of state net operating loss carryforwards. The Israeli net operating loss carryforwards have no expiration date and have not been recorded as tax assets because the losses are expected to be utilized during a tax exempt period. The United States federal net operating loss carryforwards expire in various amounts between the years 2011 and 2024. The state net operating loss carryforwards expire in various amounts between the years 2005 and 2010. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes, as well as stock compensation charges incurred in connection with modifications of stock awards in 2001. Deferred stock compensation is amortized over the vesting period of the underlying options. Charges related to stock compensation were $669,000 in 2004, associated with separation agreements and option grant agreements related to a variable accounting plan. Charges related to stock compensation were $1.4 million in 2003, associated with separation agreements and option grant agreements related to a variable accounting plan. Amortization and charges related to stock compensation were $813,000 in 2002 (including a charge of $291,000 associated with separation agreements with two of our employees net of a decrease in compensation of $152,000 related to a variable accounting plan in the first quarter of 2002).

The charges for stock compensation relating to the continuing operations are as follows:

	Years ended December 31,
	2004	2003	2002
	In thousands
Research and development	$80		$120

Selling and marketing	$555		$74

General and administrative	$13	$128	$771

Charge for restructuring	$21	$1,275	$(152)

Discontinued Operations

(a)	Assets and liabilities of the discontinued operation are as follows:

	December 31,
	2004	2003
	In thousands
Current assets	$72	$40

Current liabilities	$433	$632

Income and loss of the discontinued operations were as follows:

	Year ended December 31
	2004	2003	2002
	In thousands
Revenues	$154	$356	$213
Cost of revenues	31	594	576

Gross income (loss)	123	(238)	(363)

Income (loss) from operations	64	(6,631)	(2,627)
Interest income (expenses), net	3	(9)	(98)

Income (loss) from discontinued operations	$67	$(6,640)	$(2,725)

Income (loss) from discontinued operations includes:

(1)	The amortization of intangible assets in 2003 and 2002 was $516,000 and $517,000, respectively; and

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”), are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Expenses incurred during the fiscal year 2003	$484	$177	$661
Incurred expenses paid during the fiscal year 2003	(412)	(167)	(579)

Balance as of December 31, 2003	72	10	82
Incurred expenses paid during the year	(72)	(10)	(82)

Balance as of December 31, 2004	$—	$—	$—

(b)

Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, we performed an impairment test based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 was related to the acquired technology, $227,000 was related to the customer list, $420,000 was related to the goodwill recorded upon Shira’s acquisition and $166,000 was related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (“FAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of FAS 123R is encouraged. FAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

We estimate that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (July 1, 2005), based on the awards outstanding as of December 31, 2004, will be approximately $0.3 million. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2004 and prior to our adoption of FAS 123R. We expect that upon the adoption of FAS 123R we will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of FAS 123R, Vyyo’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on Vyyo’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them Vyyo’s future compensation strategy. On January 20, 2005, the Board of Directors terminated the Employee Stock Purchase Plan (“the “ESPP”). The plan was terminated due to the potential impact of recent accounting pronouncements. We expect that the effect of applying this statement on Vyyo’s results of operations in 2005 as it relates to existing option plans would not be materially different from the FAS 123 pro forma effect previously reported. We are currently considering early adoption of FAS 123R as of January 1, 2005.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs—an amendment of ARB 43, Chapter 4” (“FAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). Earlier application of FAS 151 is permitted. The provisions of this Statement shall be applied prospectively. We do not expect this statement to have a material effect on the Company’s financial statements or its results of operations.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Non-Monetary Assets—An Amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions.” The amendments made by FAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005

(July 1, 2005 for the Company). Early application of the FAS 153 is permitted. The provisions of this statement shall be applied prospectively. We do not expect the adoption of FAS 153 to have a material effect on the Company’s financial statements or its results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in these financial statements (see note 2). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

Selected Quarterly Data

The following table presents unaudited quarterly financial information for each of the four quarters in the year ended December 31, 2004. You should read this information in conjunction with our consolidated financial statements and the accompanying notes appearing elsewhere in this annual report.

	Quarter Ended
	December 31 2004	September 30 2004	June 30 2004	March 31 2004
	(in thousands, except per share data)
Statements of operations data:
Revenues	$570	$913	$2,386	$2,225
Total cost of revenues	828	988	1,225	997
Amortization of existing technology	97	97
Gross (loss) profit	(355)	(172)	1,161	1,228
Operating loss	(8,612)	(6,788)	(3,954)	(2,314)
Loss from continuing operations	(8,578)	(6,671)	(3,850)	(2,061)
Discontinued operations	56	61	34	(84)
Loss	$(8,522)	$(6,610)	$(3,816)	$(2,145)
Loss per share—(basic and diluted)
Continuing operations	$(0.57)	$(0.45)	$(0.29)	$(0.15)
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Loss per share—(basic and diluted)	$(0.57)	$(0.45)	$(0.29)	$(0.16)
Weighted average number of common shares outstanding (in thousands)—
basic and diluted	14,950	14,699	13,188	13,052

	Quarter Ended
	December 31 2003	September 30 2003	June 30 2003	March 31 2003
	(in thousands, except per share data)
Statements of operations data:
Revenues	$1,705	$2,223	$1,786	$346
Gross profit	956	1,533	1,326	259
Operating loss	(4,346)	(1,645)	(2,148)	(2,401)
Loss from continuing operations	(4,025)	(1,316)	(1,783)	(1,977)
Discontinued operations	275	(1,276)	(4,358)	(1,281)
Loss	$(3,750)	$(2,592)	$(6,141)	(3,258)
Loss per share—(basic and diluted)
Continuing operations	$(0.31)	$(0.10)	$(0.14)	$(0.16)
Discontinued operations	$0.02	$(0.10)	$(0.34)	$(0.10)
Loss per share—(basic and diluted)	$(0.29)	$(0.20)	$(0.48)	$(0.26)
Weighted average number of common shares outstanding (in thousands)—
basic and diluted	12,871	12,722	12,692	12,649

Liquidity and Capital Resources

Since our inception, we have funded operations primarily through equity sales and borrowings from stockholders and banks. We raised approximately $11.7 million in 1999 in convertible debt from stockholders and equity. We raised approximately $146.2 million in 2000 from the issuance of common stock, most of which was raised in our initial public offering in April 2000 and our follow-on offering in September 2000. As of December 31, 2004, we had $42.2 million of cash, cash equivalents and short-term investments.

In 2004, net cash used in operations was $16.3 million, comprised mainly of (1) our net loss of $21.1 million, (2) changes in other working capital accounts of $1.1 million, (3) capital gain of $47,000, and (4) changes in non-cash charges of (a) depreciation and amortization and acquired research and development in process of $3.1 million, and (b) charge related to stock compensation of $0.7 million. In 2003, net cash used in operations was $14.6 million, comprised of (1) our net loss of $15.7 million, and (2) changes in other working capital accounts of $4.2 million, and (3) capital gain of $4,000, partially offset by non-cash charges of (a) depreciation and amortization of $1.3 million, (b) impairment of identifiable intangible assets, property and equipment, as well as goodwill, of $2.6 million, and (c) charge related to stock compensation of $1.4 million.

In 2004, net cash provided by investing activities was $6.6 million, comprised of an outflow of approximately $0.8 million for investments in property and equipment, net cash outflow of $0.6 million from the Acquisition of Xtend and $0.2 million from contributions to severance pay funds, offset by proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $8.1 million, proceeds from sale of property and equipment amounting to approximately $59,000. In 2003, net cash provided by investing activities was $11.4 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $11.9 million, proceeds from sale of property and equipment amounting to approximately $15,000, and partially offset by an outflow of approximately $387,000 for investments in property and equipment and $0.1 million from contributions to severance pay funds. In 2002, net cash provided by investing activities was $9 million, comprised of our proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $9 million as well as proceeds from sale of property and equipment amounting to approximately $12,000, partially offset by an outflow of approximately $169,000 for investments in property and equipment and approximately $12,000 from the acquisition of Shira and $0.2 million from contributions to severance pay funds.

Financing activities in 2004 amounted to approximately $2.3 million of proceeds from exercises of options and purchases of stock under the employee stock purchase plan. Financing activities in 2003 amounted to approximately $1 million of proceeds from exercises of options and purchases of stock under the employee stock purchase plan. Financing activities in 2002 resulted in a net outflow of approximately $1.6 million from a loan to our former Chief Executive Officer in the amount of $1 million and from proceeds from short term debt of approximately $820,000, partially offset by proceeds from stock option exercises and purchases of stock under the employee stock purchase plan of approximately $203,000.

On December 21, 2000, we announced a stock repurchase program of up to 1,333,333 shares subject to market conditions and at the discretion of management. As of December 31, 2004, through open market transactions, we repurchased 557,800 shares under the repurchase program for a total of $11.4 million. We did not repurchase any shares under the repurchase program in 2002, 2003 or 2004. Our liquidity will be impacted to some extent by the amount of share repurchases, if any, made under the repurchase program in the future.

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

Off-Balance Sheet Arrangements

We did not undertake any off-balance sheet arrangements in the fiscal year ended December 31, 2004.

Tabular Disclosure of Contractual Obligations

Our known contractual obligations for the fiscal year ended December 31, 2004 are as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations	$7,909	$1,870	$2,995	$2,132	$912
Purchase Obligations	2,612	2,612	—	—	—

Total	$10,521	$4,482	$2,995	$2,132	$912

Effective Corporate Tax Rates

Our tax rate will reflect a mix of the United States federal and state tax on our United States income and Israeli tax on non-exempt income. Our Israeli subsidiaries (the “Subsidiaries”) have been granted “approved enterprise” status for several investment programs. These programs entitle the Israeli subsidiary to tax exemption periods from two to six years on undistributed earnings derived from an approved enterprise, commencing in the year in which it attains taxable income and a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income. Since the Subsidiaries have not achieved taxable income, the tax benefits periods has not yet commenced. The Subsidiaries losses are expected to offset certain future earnings of the Subsidiary during the tax-exempt period. Therefore, the utilization of the net operating losses will generate no tax benefits. Since the Subsidiaries have not achieved taxable income, the tax benefits periods have not yet commenced. The Subsidiaries’ losses are expected to offset certain future earnings of the Subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly deferred tax assets from such losses have not been included in the financial statements. The entitlement to the above benefits is conditional upon the Subsidiaries fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises.

On January 1, 2003, the Israeli Law for Amendment of the Income Tax Ordinance (Amendment No. 132), 5762-2002, as amended, known as the “Tax Reform,” came into effect. The Tax Reform is aimed at broadening the categories of taxable income and reducing the tax rates imposed on employment income. Pursuant to these reforms, we have chosen, with respect to stock options granted under Vyyo Inc.’s Second Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the “Plan”), to grant to employees and Office Holders (“Nosei Missra”) of our Subsidiaries who are Israeli tax residents, in each case excluding controlling shareholders (as such term is defined in Section 32(9) of the Israeli Income Tax Ordinance, options without a trustee intermediary). This permits such employees and Office Holders, pursuant to the terms of the Plan, to exercise their stock options and sell their shares without the holding period requirements and other restrictions imposed in the case of options granted through a trustee intermediary. In the absence of a trustee intermediary, the Tax Reform generally permits such employees and Office Holders to recognize ordinary income at the time the employee actually sells the shares, rather than on the date of grant or exercise, but precludes us from deducting the resulting expense for tax purposes at any time.

Risk Factors

Our business is subject to substantial risks, including the risks described below.

Vyyo Inc. and Xtend have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $21.1 million in the year ended December 31, 2004. As of December 31, 2004, our accumulated deficit was approximately $196.5 million. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our efforts to develop new sources of revenue. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. Our gross margins have been favorably affected by sales of inventory that were previously written off. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

For our products to be sold in significant quantities, cable television operators (“MSOs”) must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenues streams to justify the deployment of Xtend’s technology. Meanwhile, major MSOs have indicated that the imminent completion of significant network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. MSOs such as Adelphia Communications have been in bankruptcy proceedings. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of these cable operators, our operating results would be adversely affected.

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

If our inventories exceed anticipated sales or selling prices, we may be required to write-down our inventory, which would adversely affect our operating results.

We are required to order or build inventory well in advance of the time of our anticipated sales. In this regard, our inventory increased substantially in the fourth quarter of 2004 because sales were substantially less than our anticipated demand. In the event that our sales do not increase, the sales price of our products decreases or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to write-down a substantial portion of our inventory, as we did in 2001. Such a write down would adversely affect both our balance sheet and operating results in future periods.

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

Sales outside of North America accounted for approximately 74% of our revenues in 2004. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We expect that the net proceeds from our initial public offering completed in May 2000, and our secondary public offering completed in September 2000, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds for a number of uses, including:

•	research and development;

•	hiring additional qualified personnel; and

•	implementing further marketing and sales activities.

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

The functional currency for Vyyo and its subsidiaries is the U.S. dollar. We generate substantially all of our revenues in U.S. dollars, but we incur a substantial portion of our expenses, principally salaries and related personnel expenses related to research and development, in New Israeli Shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel.

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

Countries worldwide are considering or are in the process of allocating frequencies for wireless applications, but not all markets have done so. If the United States and/or other countries do not provide sufficient spectrum for wireless applications or reallocate spectrum in the wireless frequency bands for other purposes, our customers may delay or cancel deployments in broadband wireless, which could seriously harm our business. For example, there has been delay in the allocation of 3.5Ghz licenses and our business is highly dependent upon new license grants in China and the manner in which those grants are distributed. Any further delays will adversely affect our customers’ deployments and could significantly harm our business.

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

Certain of our and Xtend’s competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc., Aperto Networks, Inc., NextNet Wireless, Inc., IP Wireless, Inc., Navini Networks, Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, Flarion, VCOM, Airspan and ZTE Corporation. Xtend’s primary competitors include Scientific Atlanta, Motorola, C-Core and Narad Networks. Most of these competitors have existing relationships with one or more of our prospective customers, and many of these companies are operating and increasing their presence in the China market, on which we believe a substantial portion our business will depend. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. In the cable industry, Xtend’s cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move towards open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

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

Although we reduced the costs of our fixed broadband wireless operations in response to the decline in the telecommunications industry that began around 2001, we have recently increased certain expenses to address new business opportunities and we will need to continue to monitor closely our costs and expenses. If the market and our business do not expand, we may need to reduce further our operations.

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

Recent regulations related to equity compensation could adversely affect earnings, affect our ability to raise capital and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board has adopted changes to the United States generally accepted accounting principles, or U.S. GAAP, that require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The ultimate outcome of this requirement will most likely negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by the Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our management collectively own approximately 43% of our outstanding common stock. As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

As of December 31, 2004, we had cash, cash equivalents and short-term investments of $42.2 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

While most of our short-term investments are classified as “available-for-sale,” we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We may not be able to obtain similar rates after maturity as a result of fluctuating interest rates. We do not hedge any interest rate exposures.

Quantitative Interest Rate Disclosure As of December 31, 2004

If market interest rates were to increase on December 31, 2004 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $25,000 or approximately 0.07% of the total portfolio (approximately 0.05% of total assets). Assuming that the average yield to maturity on our portfolio at December 31, 2004 remains constant throughout 2005 and assuming that our cash, cash equivalents and short-term investments balances at December 31, 2004 remain constant for the duration of 2005, interest income for 2005 would be approximately $0.4 million. Assuming a decline of 10% in the market interest rates at December 31, 2004, interest income for 2005 would be approximately $0.4 million in 2005, which represents a decrease in interest income of approximately $17,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the year ended December 31, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s cash equivalents and available-for-sale securities at December 31, 2004, over the remaining contractual lives.

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

Item	9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions “Election of Directors,” “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Information” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

(a)2. Financial Statement Schedules

No financial statement schedules are filed herewith. The schedules have been omitted because the information required to be set forth therein is not applicable, or is shown in the financial statements or notes thereto.

(a)3. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. Vyyo Inc. (the “Registrant”) shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Exhibit Title

2.1	Share Exchange Agreement dated as of June 30, 2004 by and among Vyyo Inc., Xtend Cable Solutions Inc., Xtend Networks Ltd., and Shareholders of Xtend Networks Ltd. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2004 (File No.000-30189), and incorporated herein by reference).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

10.1*	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

10.2*	1996 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

10.3*	1999 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

10.4*	Second Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-67070), and incorporated herein by reference).

10.5*	2000 Employee Stock Purchase Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-37804), and incorporated herein by reference).

10.6*	Amendment to 2000 Employee Stock Purchase Plan, adopted on November 14, 2000 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on February 16, 2001, and incorporated herein by reference).

10.7*	Employment Agreement with Davidi Gilo (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

10.8*	First Amendment to Employment Agreement with Davidi Gilo (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 6, 2001, and incorporated herein by reference).

10.9	Unprotected Lease Agreement, dated as of March 7, 1999 between Vyyo Ltd. and Ayalot Investments in Properties (Har Hotzvim) 1994 Ltd. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).

10.10	Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-45132), and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.11	Share Exchange Agreement, dated as of May 14, 2002, by and among Vyyo Inc., Shira Computers Ltd., The Gilo Family Partnership, L.P., Gilo Family Trust dated January 18, 1991, and the Shareholders of Shira Computers Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002, filed on October 30, 2003, and incorporated herein by reference).

10.12	Sublease Agreement by and between Tibco Software, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on October 30, 2003, and incorporated herein by reference).

10.13	Promissory Note made on June 30, 2004 by Vyyo Inc. to Syntek Capital AG (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189), and incorporated herein by reference).

10.14*	Employment Agreement between Xtend Networks Ltd. and Hillel Weinstein (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189), and incorporated herein by reference).

10.15*	Restricted Stock Agreement dated June 30, 2004 between Vyyo Inc. and Hillel Weinstein (filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189), and incorporated herein by reference).

10.16	Non-Competition Agreement dated June 30, 2004 between Xtend Networks Ltd. and Zeev Orbach (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189), and incorporated herein by reference).

10.17	Support Letter dated June 30, 2004 from Vyyo Inc. to Hillel Weinstein (filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on July 15, 2004 (File No. 000-30189), and incorporated herein by reference).

10.18*	At-Will Employment Agreement with William Keating, as amended.

10.19	Office lease, dated November 4, 2004, by and between Vyyo Ltd. and Kiryat Sede Hateufa Ltd. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-30189), and incorporated herein by reference).

10.20	Office lease, dated November 4, 2004, by and between Xtend Networks Ltd. and Kiryat Sede Hateufa Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 4, 2005 (File No. 000-30189), and incorporated herein by reference).

14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 24, 2004 (File No. 000-30189)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Kesselman & Kesselman, Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.

By:	/s/ DAVIDI GILO
Davidi Gilo, Chairman of the Board and Chief Executive Officer

Date: February 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVIDI GILO Davidi Gilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 10, 2005

/s/ ARIK LEVI Arik Levi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2005

/s/ RONN BENATOFF Ronn Benatoff	Director	February 10, 2005

/s/ LEWIS S. BROAD Lewis S. Broad	Director	February 10, 2005

/s/ NEILL H. BROWNSTEIN Neill H. Brownstein	Director	February 10, 2005

/s/ AVRAHAM FISCHER Avraham Fischer	Director	February 10, 2005

/s/ JOHN P. GRIFFIN John P. Griffin	Director	February 10, 2005

/s/ SAMUEL L. KAPLAN Samuel L. Kaplan	Director	February 10, 2005

/s/ ALAN L. ZIMMERMAN Alan L. Zimmerman	Director	February 10, 2005

Vyyo Inc.

2004 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vyyo Inc.

We have audited the accompanying consolidated balance sheets of Vyyo Inc. (hereafter—the Company) and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America) and with auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vyyo Inc. and its subsidiaries as of December 31, 2004 and 2003, the consolidated results of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Tel-Aviv, Israel February 9, 2005	/s/ KESSELMAN & KESSELMAN CPAs (ISR) A member of PricewaterhouseCoopers International Limited

Vyyo Inc.

Consolidated Balance Sheets

(In thousands)

	December 31
	2004	2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,512	$12,930
Short-term investments (note 2)	36,700	44,861
Accounts receivable, net	1,037	1,416
Inventories (note 3)	3,299	1,192
Other	777	551

Total current assets	47,325	60,950

PROPERTY AND EQUIPMENT, net (note 5)	1,252	855
EMPLOYEE RIGHTS UPON RETIRMENT FUNDED (note 8)	792	601
INTANGIBLE ASSETS, net (note 4)	6,802

Total assets	$56,171	$62,406

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$1,934	$1,069
Accrued liabilities (note 7)	7,545	5,294

Total current liabilities	9,479	6,363

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIRMENT (note 8)	1,453	1,093

COMMITMENTS (note 9)

Total liabilities	10,932	7,456

STOCKHOLDERS’ EQUITY (note 10):
Common stock, $0.0001 par value and additional paid in capital; 200,000,000 shares authorized; 15,232,420 and 12,997,059 shares issued and outstanding at December 31, 2004 and 2003, Respectively	242,956	231,523
Notes receivable from stockholders	(1,037)	(1,037)
Accumulated other comprehensive loss	(222)	(171)
Accumulated deficit	(196,458)	(175,365)

Total stockholders’ equity	45,239	54,950

Total liabilities and stockholders’ equity	$56,171	$62,406

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31
	2004	2003	2002
REVENUES (note 14)	$6,094	$6,060	$4,577
COST OF REVENUES:
Cost of products sold	4,038	1,986	590
Amortization of existing technology (note 4)	194

TOTAL COST OF REVENUES	4,232	1,986	590

GROSS PROFIT	1,862	4,074	3,987

OPERATING EXPENSES (INCOME):
Research and development	6,934	4,365	3,920
Acquisition of research and development in process (note 4)	1,402
Selling and marketing	8,065	4,052	3,394
General and administrative, net	6,257	5,082	6,068
Amortization of intangible assets (note 4)	851
Restructuring adjustments (notes 7 and 10)(1)	21	1,115	(303)

Total operating expenses	23,530	14,614	13,079

OPERATING LOSS	(21,668)	(10,540)	(9,092)
INTEREST INCOME, net (note 12)	508	1,439	2,584

LOSS FROM CONTINUING OPERATIONS	(21,160)	(9,101)	(6,508)
DISCONTINUED OPERATIONS (note 6)	67	(6,640)	(2,725)

LOSS FOR THE YEAR	$(21,093)	$(15,741)	$(9,233)

LOSS PER COMMON SHARE—Basic and diluted:
Continuing operations	$(1.52)	$(0.72)	$(0.53)
Discontinued operations	0.01	(0.52)	(0.22)

	$(1.51)	$(1.24)	$(0.75)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)—
Basic and diluted	13,979	12,737	12,331

(1)	Includes charges for stock compensation for the years ended December 31, 2004, 2003 and 2002, amounting to $21,000, $1,275,000, and income of $152,000, respectively, associated with options granted to former Chief Executive Officer.

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except number of shares)

	Common Stock and additional paid in Capital		Notes receivable from stockholders	Deferred stock compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number of Shares	Amount
BALANCE AT JANUARY 1, 2002	12,264,140	$228,122	$—	$(600)	$721	$(150,391)	$77,852
Loss for the year						(9,233)	(9,233)
Other comprehensive loss—unrealized losses on investments net					(406)		(406)

Comprehensive loss							(9,639)

Shares repurchased in 1-for-3 reverse split	(43)
Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan	114,272	240	(37)				203
Issuance of common stock for Shira Computers Ltd. (“Shira”) acquisition	166,667	540					540
Note receivable from stockholder			(1,000)				(1,000)
Deferred stock compensation		213		(213)
Amortization of deferred stock compensation				813			813

BALANCE AT DECEMBER 31, 2002	12,545,036	229,115	(1,037)	—	315	(159,624)	68,769
Loss for the year						(15,741)	(15,741)
Other comprehensive loss—unrealized losses on investments net					(486)		(486)

Comprehensive loss							(16,227)

Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan	452,023	1,005					1,005
Deferred stock compensation		1,403		(1,403)
Amortization of deferred stock compensation				1,403			1,403

BALANCE AT DECEMBER 31, 2003	12,997,059	231,523	(1,037)	—	(171)	$(175,365)	54,950
Loss for the year						(21,093)	(21,093)
Other comprehensive loss—unrealized losses on investments					(51)		(51)

Comprehensive loss							(21,144)

Issuance of common stock upon exercise of options and pursuant to Employees Stock Purchase Plan	690,584	2,272					2,272
Issuance of common stock for Xtend Networks Ltd. (“Xtend”) acquisition (note 4)	1,398,777	8,492					8,492
Issuance of restricted common stock related to Xtend acquisition	146,000	459		(459)
Deferred stock compensation		210		(210)
Amortization of deferred stock compensation				669			669

BALANCE AT DECEMBER 31, 2004	15,232,420	$242,956	$(1,037)	$—	$(222)	$(196,458)	$45,239

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	$(21,093)	$(15,741)	$(9,233)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization ($732,000 and $565,000 related to Shira in 2003 and 2002, respectively)	1,720	1,285	1,455
Impairment of identifiable intangible assets and property and equipment (related to Shira)		2,224
Impairment of goodwill (related to Shira)		420	400
Acquisition of research and development in process	1,402
Amortization and charge related to stock compensation, net	669	1,403	813
Capital gain on sale of fixed assets	(47)	(4)
Changes in assets and liabilities:
Accounts receivable	379	(1,119)	481
Other current assets	255	(14)	111
Inventories	(2,107)	(1,113)	614
Accounts payable	558	104	(130)
Accrued liabilities	1,621	381	(3,707)
Restructuring liabilities		(2,114)	(701)
Liability for employee rights upon retirement	360	(259)	163

Net cash used in operating activities	(16,283)	(14,547)	(9,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(759)	(387)	(169)
Proceeds from sale of property and equipment	59	15	12
Purchase of short-term investments	(92,926)	(78,352)	(97,356)
Proceeds from sales and maturities of short-term investments	101,036	90,249	106,395
Acquisition of subsidiaries	(626)		(12)
Contributions to severance pay funds	(191)	(124)	172

Net cash provided by investing activities	6,593	11,401	9,042

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to former Chief Executive Officer			(1,000)
Repayments of debt (related to Shira)			(820)
Issuance of common stock	2,272	1,005	203

Net cash provided by (used in) financing activities	2,272	1,005	(1,617)

Decrease in cash and cash equivalents	(7,418)	(2,141)	(2,309)
Cash and cash equivalents at beginning of year	12,930	15,071	17,380

Cash and cash equivalents at end of year	$5,512	$12,930	$15,071

Non-cash Investing activities:
Issuance of common stock, in connection with acquisition of subsidiaries (see notes 4 and 6)	(8,492)		$(540)

Non-cash financing activities:
Issuance of common stock for notes receivable			$37

Supplemental disclosure of cash flow information—
Cash paid during the year for interest	$11	$8	$17

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Organization

Vyyo Inc. was incorporated as a Delaware corporation in 1996. The consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). Following the acquisition of all of the outstanding shares of Xtend Networks Ltd. (“Xtend”) on June 30, 2004, the consolidated statements of operations include the results of Xtend’s operations commencing July 1, 2004.

The company operates in two segments:

(A) The “Fixed Broadband Wireless” segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The Company sells these systems directly to service providers, as well as to system integrators that deploy the Company’s systems as part of their end-to-end network solutions for service providers.

(B) The “Cable” segment—on June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company which is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines (see also note 4).

On August 12, 2003, the Company’s Board of Directors determined to cease its software business operated by Shira Computers Ltd. (“Shira”), a wholly-owned subsidiary of the Company, and terminate all of Shira’s employees. Prior to the cessation of operations, Shira operated in the “Software Products” segment. The cessation of Shira’s operations represents a disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”) No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, the results of the software segment have been classified as discontinued operations, and prior periods have been reclassified respectively (see also note 6).

Risk Factors and Concentrations

The Company is subject to various risks including but not limited to the continuing downturn of the telecommunications and fixed wireless broadband access industry. In addition dependency on key customers, dependency on key individuals, competition from substitute products and larger companies, and the continued development and marketing of its products, in the fixed wireless broadband and cable markets.

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company performs ongoing credit evaluations of its customers. The Company provides reserves for estimated credit losses. The provision is determined for specific debts doubtful of collection. The allowance for doubtful accounts as of December 31, 2004, 2003 and 2002 was $200,000, $220,000 and $280,000, respectively. Changes to provisions for specific bad debts have included a cancellation of an excess provision of $0, $30,000 and $5,000 in 2004, 2003 and 2002, respectively. Write-offs of uncollectible accounts in 2004, 2003 and 2002 were $192,000, $30,000 and $11,000, respectively, and an increase in the provision of $172,000 in 2004.

Regarding sales to major customers, see note 14.

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

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and all of its foreign subsidiaries. All of the sales of the Company are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Investments in marketable securities

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term under “short term investments”, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts, and dividends on securities classified as available-for-sale are included in interest income, net.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments and deposits that have original maturities of three months or less at time of investment and that are readily convertible to cash.

Inventories

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor as well. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

During the year 2001, as part of a restructuring program, the Company recognized a write-down of excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. In 2004, inventory that was previously written-down to $0 in 2001, by taking a charge of $435,000, was sold for the amount of $1,014,000. In 2003, inventory that was previously written-down to $0 in 2001, by taking a charge of $1,663,000, was sold for the amount of $3,209,000. In 2002, inventory that was previously written-down to $0 in 2001, by taking a charge of $1,123,000, was sold for the amount of $1,206,000.

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

Intangible Assets

The Company’s intangible assets relate to the acquisition of Xtend and consist of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets are amortized using the straight-line method over their estimated useful lives, ranging between one and six years (see also note 4).

Impairment of Long-Lived Assets and Intangible Assets

The Company adopted SFAS No. 144. SFAS 144 requires that long-lived assets, including certain intangible assets, to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the assets is less than their carrying amount, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

The Company performed an impairment test, on Shira’s intangible assets, property and equipment as of June 30, 2003. The impairment test resulted in impairment charges of $2,224,000, presented under discontinued operations (see also note 6(b)).

Goodwill

The Company’s goodwill was allocated to the Software Product, which were classified as discontinued operations. On June 30, 2003, the Company preformed a goodwill impairment test, due to the changes in circumstances of Shira’s operations. The impairment test resulted in an impairment charge of $420,000, which represented the remaining balance of goodwill as of June 30, 2003 (see also note 6(b)).

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel are deducted from research and development expenses as the related costs are incurred.

Acquired Research and Development In-Process

Acquired products or projects which have achieved technical feasibility are capitalized as intangible assets, since it is probable that the costs will give rise to future economic benefits. The estimated fair value of acquired products or projects which have not achieved technical feasibility at the date of acquisition and have no alternative future use are charged to the operating expenses upon acquisition, in accordance with generally accepted accounting principles (see also note 4).

Loss per share

Basic and diluted losses per share are presented in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”) for all periods presented. All outstanding stock options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

anti-dilutive for all periods presented. The total number of common shares related to outstanding options, warrants and restricted shares excluded from the calculations of diluted net loss per share was 1,852,983, 1,001,707 and 542,805 for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average number of shares reflects a one-for-three reverse split (see note 10).

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s components of comprehensive income (loss), in addition to the loss for the year, are net unrealized gains or losses on investments held as available for sale.

Employee Stock-Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Charge for stock compensation represent the amortization of deferred compensation charges, which are based on the aggregate differences between the respective exercise price of stock options, restricted shares and purchase price of stock on the hand versus the fair market value of the common stock on the other hand. Deferred stock compensation is amortized over the vesting period of the underlying options and restricted shares.

Under “fixed plans” accounting, compensation cost is measured at the grant date, is fixed and is not subsequently adjusted. Under “variable plans” accounting, the measurement date occurs after the grant date and compensation cost is estimated and recorded each period from date of grant to the measurement date based on the difference between the option price and the fair market value of the stock at the end of each period.

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established a fair value-based method of accounting for employee stock options or similar equity instruments and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans and restricted shares according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Proforma information regarding net loss and loss per share, required under SFAS 123, has been determined as if the Company had accounted for its stock options and restricted shares under the fair value method of SFAS No. 123. The fair value for the stock options and restricted shares was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rate ranges from 1.2% - 4.62%, 1.09% - 5.17% and 2% - 4.57% respectively; dividend yields of zero; a weighted-average expected life of the options of approximately 3.86, 3.01 and 2.27 years; and volatility ranging from 0.65 - 1.02, 0.36 - 1.21 and 0.62 - 0.71 respectively.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

The Company’s proforma information is as follows:

	Year ended December 31,
	2004	2003	2002
	In thousands (except per share data)
Loss from continuing operations—as reported	$(21,160)	$(9,101)	$(6,508)
Deduct: stock based employee compensation expense, included in reported loss	669	1,403	813
Add: stock based employee compensation expense determined under fair value method for all awards	(4,136)	(1,648)	(2,237)

Pro forma loss from continuing operations	$(24,627)	$(9,346)	$(7,932)

Income (loss) from discontinued operations as reported	$67	$(6,640)	$(2,725)
Deduct: stock based employee compensation expense, included in reported loss	-,-	-,-	-,-
Add: stock based employee compensation income (expense) determined under fair value method for all awards	7	(14)

Pro forma income (loss) from discontinued operations	$74	$(6,654)	$(2,725)

Pro forma loss for the year	$(24,553)	$(16,000)	$(10,657)

Basic and diluted loss per share:
As reported:
Continuing operations	$(1.52)	$(0.72)	$(0.53)
Discontinued operations	0.01	(0.52)	(0.22)

Loss	$(1.51)	$(1.24)	$(0.75)

Proforma:
Continuing operations	$(1.76)	$(0.74)	$(0.64)
Discontinued operations	0.01	(0.52)	(0.22)

Loss	$(1.75)	$(1.26)	$(0.86)

Deferred Income Taxes

Deferred taxes are determined utilizing the asset and liability method, based on the estimated future tax effects differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are included in respect of deferred tax assets when it is more likely than not that no such assets will be realized (see also note 11).

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of FAS 123R is encouraged. This Statement applies to all awards granted or modified after the statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

The Company estimates that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (July 1, 2005), based on the awards outstanding as of December 31, 2004, will be approximately $0.3 million. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2004 and prior to our adoption of FAS 123R. The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on the Company’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them the Company’s future compensation strategy. On January 20, 2005, the Board of Directors terminated the Employee Stock Purchase Plan (“the “ESPP”). The plan was terminated due to the potential impact of recent accounting pronouncements. The Company expects that the effect of applying this Statement on the Company’s results of operations in 2005 as it relates to existing option plans would not be materially different from the FAS 123 pro forma effect previously reported. The Company is currently considering early adoption of FAS 123R as of January 1, 2005.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs—an Amendment of ARB 43, Chapter 4” (“FAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). Earlier application of FAS 151 is permitted. The provisions of this statement shall be applied prospectively. The Company does not expect this statement to have a material effect on the Company’s financial statements or its results of operations.

In December 2004, the FASB issued FAS No. 153, Exchanges of Non-Monetary Assets—An Amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions” (Opinion 29). The amendments made by FAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of the FAS 153 is permitted. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of FAS 153 to have a material effect on the Company’s financial statements or its results of operations.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in these financial statements (see note 2). The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

2. Short-Term Investments and Cash Equivalents

The fair value and the amortized cost of available-for-sale securities and cash equivalents are as follows:

	December 31, 2004
	Amortized Cost	Unrealized holding losses (*)	Estimated fair market value
	In thousands
Corporate debt securities	$21,720	$(120)	$21,600
United States obligations	14,225	(102)	14,123
Money market (**)	4,277		4,277

	$40,222	$(222)	$40,000

Reported as:
Cash equivalents	$3,300		$3,300
Short-term investments	36,922	$(222)	36,700

	$40,222	$(222)	$40,000

(*)	Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2004 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of December 31, 2004.
(**)	Includes deposits that have original maturity over three months.

As of December 31, 2004, the bank held investments in available for sale with unrealized holding losses totaling $222,000, consisting of the following:

	December 31, 2004
	Less than 12 months	12 months or more	Total
	In thousands
Corporate debt securities	$(63)	$(57)	$(120)
United States obligations	(100)	(2)	(102)

	$(163)	$(59)	$(222)

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

2. Short-Term Investments and Cash Equivalents (continued)

	December 31, 2003
	Amortized Cost	Unrealized holding gains	Unrealized holding losses	Estimated fair market value
	In thousands
Corporate debt securities	$35,909	$31	$(207)	$35,733
United States obligations	8,438	7	(2)	8,443
Money market	13,220			13,220

	$57,567	$38	$(209)	$57,396

Reported as:
Cash equivalents	$12,535			$12,535
Short-term investments	45,032	$38	$(209)	44,861

	$57,567	$38	$(209)	$57,396

The contractual maturities of available for sale debt securities and cash equivalents are as follows:

	December 31, 2004
	Amortized Cost	Estimated Fair value
	In thousands
Due in one year or less, including money market funds	$27,781	$27,668
Due in one to two years	12,441	12,332

	$40,222	$40,000

3. Inventories

Inventory is comprised of the following:

	December 31,
	2004	2003
	In thousands
Raw materials	$1,598	$366
Work in process	533	519
Finished goods	1,168	307

	$3,299	$1,192

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

4. Acquisition of Xtend

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

In connection with the Transaction:

(1) The Company issued 1,398,777 shares of the Company’s common stock and made cash payments of approximately $2,970,000 for non-competition agreements from certain employees of Xtend;

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

(3) The Company agreed to pay a contingent cash bonus to an Xtend employee in the amount of approximately $1.2 million and granted the same employee 146,000 restricted shares, of which 71,000 shares vested over a six month period (for which compensation expenses were recorded (see note 11)) and 75,000 shares will vest subject to designated performance criteria. The contingent cash bonus was resolved and a provision was recorded as selling and marketing expenses on September 30, 2004;

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

(5) The Company committed to contribute to Xtend up to $10 million, to be contributed in stages based on the operational needs of Xtend; and

(6) The Company incurred direct expenses related to the Transaction amounting to $578,000, which were capitalized as a part of the investment of Xtend.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, the Company accounted for the Transaction as an acquisition of net assets pursuant to the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Accordingly, the purchase price was allocated to the individual assets acquired and liabilities assumed, based on their relative fair values, and no goodwill was recorded.

The purchase price consisted of (in thousands):

Value of Vyyo’s shares *	$8,492
Non-competition cash payments	2,970
Other cash payments to option holders and employees	269
Acquisition direct costs	578

Total purchase price	$12,309

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

4. Acquisition of Xtend (continued)

*	This valuation was based on the Company’s average share price of $6.07, based on the average closing prices from May 13, 2004 to May 19, 2004 and including two trading days prior to and two trading days subsequent to the public announcement of the Transaction.

The tangible and intangible net assets acquired consisted of the following (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total net tangible assets acquired	$3,060

Intangible assets acquired:
Existing technology	2,208
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,450
Workforce	248

Total intangible assets acquired	9,249

Total tangible and intangible net assets acquired	$12,309

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

The amount allocated to research and development in-process represents the fair value of purchased in-process products or projects that, as of the acquisition date, have not reached technological feasibility and have no alternative future use. Accordingly, they were charged to the statement of operations on the date of acquisition.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and a half years; and workforce over one year.

Amortization of intangible assets acquired for the year ended December 31, 2004 was $1,045,000, consisting of the amortization of existing technology of $194,000 (which was classified to the cost of revenues), non-competition agreements amounting to $442,000, an exclusive sales agreement amounting to $285,000 and workforce amounting to $124,000.

Estimated amortization expenses of intangible assets for the following years subsequent to December 31, 2004 are as follows:

In thousands
2005	$1,914
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

$6,802

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

5. Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life:	December 31,
		2004	2003
		In thousands
Cost:
Machinery and equipment	2-5 years	$3,103	$2,510
Computers	2-3 years	2,028	1,694
Furniture, fixtures and leasehold improvements	2-6 years	296	234
Vehicles	7 years	64

		5,491	4,438
Accumulated depreciation and amortization		(4,239)	(3,583)

Property and equipment, net		$1,252	$855

Depreciation and amortization expenses were approximately $675,000, $769,000 and $938,000 in 2004, 2003 and 2002, respectively, out of which $216,000 and $48,000 was related to Shira and is presented under discontinued operations in 2003 and 2002, respectively.

6. Shira—Discontinued Operations

(a)	Assets and liabilities of the discontinued operation are as follows:

	December 31,
	2004	2003
	In thousands
Current assets	$72	$40

Current liabilities	$433	$632

Income and (loss) of the discontinued operations were as follows:

	Year ended December 31
	2004	2003	2002
	In thousands
Revenues	$154	$356	$213
Cost of revenues	31	594	576

Gross income (loss)	123	(238)	(363)

Income (loss) from operations	64	(6,631)	(2,627)
Interest income (expenses), net	3	(9)	(98)

Income (loss) from discontinued operations	$67	$(6,640)	$(2,725)

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

6. Shira—Discontinued Operations (continued)

Income (loss) from discontinued operations includes:

(1)	The amortization of intangible assets in 2003 and 2002 was $516,000 and $517,000, respectively.

(2)	Severance expenses and termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for Costs Associated with Exit or Disposal Activities”), are as follows:

	Severance expenses	Termination of contractual obligations	Total
	In thousands
Expenses incurred during the fiscal year 2003	$484	$177	$661
Incurred expenses paid during the fiscal year 2003	(412)	(167)	(579)

Balance as of December 31, 2003	72	10	82
Incurred expenses paid during the year	(72)	(10)	(82)

Balance as of December 31, 2004	$—	$—	$—

(b)	Impairment of goodwill and intangible assets: Due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira’s operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira’s acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

7. Current Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
	In thousands
Withholding tax	$2,025	$1,727
Compensation and benefits	2,819	1,106
Royalties	1,084	1,016
Warranty *	426	389
Other	1,191	1,056

	$7,545	$5,294

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

7. Current Liabilities (continued)

*	The changes in the balances during the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002
	In thousands
Balance at beginning of year	$389	$395	$1,363
Liability acquired upon Shira acquisition			141
Payments made under the warranty		(58)	(195)
Product warranty issued for new sales	380	444	252
Changes in accrual in respect of warranty periods ending	(343)	(392)	(1,166)

Balance at end the of year	$426	$389	$395

The net changes in warranty provision were: an increase of $37,000 in 2004, a decrease of $6,000 in 2003 and a decrease of $968,000 in 2002.

Accrued restructuring liability

In 2001, the Company implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunication sector and the economy in general. In 2001, the Company recorded charges of $12.8 million, related to excess facilities, abandoned equipment and employees’ severance and other, related benefits. The restructuring included a workforce reduction of approximately 180 employees, or approximately 75% of the Company’s workforce. The restructuring utilizations are summarized as follows:

	Balance as of January 1, 2002	Utilized	Reversal	Balance as of December 31,	Utilized	Reversal	Balance as of December 31,
		2002			2003
	In thousands
Facilities	$2,365	$251		$2,114	$1,954	$160	$—
Employees severance and other related benefits	450	299	$151	—			—

	$2,815	$550	$151	$2,114	$1,954	$160	$—

8. Liability for employee rights upon retirement

a) In Israel

Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Vyyo’s Israeli subsidiaries’ severance pay liability, which reflects the undiscounted amount of the liability as if it were payable at each balance sheet date, is calculated based upon length of service and the latest monthly salary (one month’s salary for each year worked).

The Company’s liability for severance pay pursuant to Israeli law is covered by deposits with financial institutions and by accrual. The accrued severance pay liability is presented as a long- term liability. The amounts funded are presented separately as employee rights upon retirement funded.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

8. Liability for employee rights upon retirement (continued)

For certain Israeli employees, the Company’s liability is covered mainly by regular contributions to defined contribution plans. The amounts funded as above are not reflected in the balance sheets, since they are not under the control and management of the Company.

b) In the US

The Company’s liability for severance pay includes severance for certain US employees in the amount of $93,000 and $54,000 as of December 31, 2004 and 2003, respectively.

The amounts paid related to severance and severance expenses were:

	Year ended December 31
	2004	2003	2002
	In thousands
Amounts paid related to severance	$624	$645	$646

Severance expenses*	$729	$737	$861

*	Severance expenses relating to Shira and presented under discontinued operations were $484,000 and $63,000 in the year ended December 31, 2003 and 2002, respectively. Severance expenses relating to defined contribution plans were $209,000 and $17,000 in the year ended December 31, 2004 and 2003.

The Company expects to contribute $250,000 related to defined contribution plans for the year ended December 31, 2005 and $165,000 to the rest of the employees to the insurance and pension companies in respect of the Company’s Israeli severance pay obligations.

The Company expects that payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will be immaterial. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees that will cease working with the company, before their normal retirement age or amount paid to employees that their normal retirement age extends beyond the year 2014.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Commitments

Operating Leases

The Company leases its facilities and cars under cancelable and non-cancelable operating lease agreements. The Company’s Israeli subsidiaries signed agreement with Kiryat Sede Hateufa Ltd. for the lease of certain premises in the Modi’in District of Israel, near Tel-Aviv. The term of the leases begins on March 31, 2005. The term of the Leases is six years and provides the Company’s subsidiaries with three options to extend the term for an additional three years per option. The Premises may be subleased by the company under certain conditions. Rent and other fees required of the Company’s subsidiaries are set at approximately $61,000 per month and are adjusted to the Israeli consumer price index. The future minimum rental payments on a fiscal year basis under the operating leases are as follows:

December 31, 2004
In thousands
2005	$1,870
2006	1,632
2007	1,363
2008	1,189
2009	943
Years 2010-2011	912

* $7,909

*	Including $1,113,000 related to car rental leases and including $3,302,000 related to Xtend.

The rental expenses under all operating leases were $1,400,000, $2,066,000 and $1,483,000 for the years ended December 31, 2004, 2003 and 2002, respectively, out of which $157,000 and $69,000 was related to Shira and is presented under discontinued operations in 2003 and 2002, respectively and $196,000 related to Xtend for the six months ended December 31, 2004. Rental expenses, net of reimbursements from subleases, were $1,400,000, $1,748,000 and $1,268,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Regarding revenues from subleases, see note 14.

Research grants

(1)	The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the “Chief Scientist”)

The Company’s Israeli subsidiaries have obtained grants from the Chief Scientist totaling approximately $2.7 million. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without prior written consent of the Chief Scientist. These grants are repayable to the Chief Scientist generally at the rate of 3%- 5% of the sales of the products developed out of the projects funded, up to an amount equal to 100% of the grant received.

(2)	Binational Industrial Research and Development Foundation (the “BIRD Foundation”)

The Company has participated in programs sponsored by the BIRD Foundation, which funds joint US-Israeli teams in the development of technology products. The Company received grants totaling approximately $1.7 million from the BIRD Foundation for various projects. Grants received from the BIRD Foundation are paid back at the rate of 2.5% to 5% of revenues shown from the projects funded, up to a maximum amount equal to 150% of the grants received.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

9. Commitments (continued)

As of December 31, 2004, the Company has repaid or provided for the repayment of the abovementioned grants in a total amount of $1.3 million. The maximum amount of contingent liability in respect of future royalties as of December 31, 2004 amounts to $4 million.

Royalty expenses for the years ended December 31, 2004, 2003 and 2002 were $5,000, $30,000 and $113,000, respectively, out of which $5,000, $30,000 and $23,000 related to Shira and presented under discontinued operations in 2004, 2003 and 2002, respectively.

(3)	Regarding contingent consideration related to the acquisition of Xtend, see note 4.

(4)	Guarantees—as of December 31, 2004, the Company has issued guarantees in connection with certain contractual obligations (mainly lease agreements), amounting to $408,000.

10. Stockholders’ equity

Reverse Stock Split

On July 15, 2002, the Board of Directors approved a one-for-three reverse split of the outstanding shares of common stock, which became effective on August 1, 2002. Issued and outstanding shares, per-share amounts, stock options and warrants in the accompanying financial statements have been restated to give effect to the reverse stock split.

Common stock reserved for issuance

As of December 31, 2004, the Company has reserved approximately 166,478 shares of common stock for issuance upon exercise of options and issuance of restricted shares reserved under the Company’s stock-based compensation plans. The Company has reserved approximately 428,522 shares of common stock for issuance upon in connection with the Company’s Employee Stock Purchase Plan.

Common stock repurchase program

In December 2000, the Company’s Board of Directors authorized the repurchase of up to 1.3 million shares of the Company’s common stock. In March 2001, the Company’s Board of Directors approved an increase in the number of shares the Company may purchase under its repurchase program by 1.3 million shares. As of December 31, 2001, the Company had repurchased and retired 557,800 shares in open market transactions for a total cost of $11.4 million. The Company did not repurchase any shares under the repurchase program in 2004, 2003 or 2002.

Issuance of common stock for Xtend acquisition

On June 30, 2004, in connection with the acquisition of Xtend, the Company issued 1,398,777 shares of the common stock of the Company. See also note 4.

Former Chief executive officer (“former CEO”) separation agreement

In October 2001, in connection with the departure of the Company’s former CEO, the Company (i) granted options to such officer to purchase 266,667 shares of common stock at an exercise price of $0.03 per share, (ii) cancelled all of such officer’s currently outstanding options, (iii) agreed to cancel a promissory note in amount of $2,834,000 previously issued by such officer to the Company in exchange for redelivery to the Company of 123,333 shares of common stock resulting in a charge for stock compensation

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders’ equity (continued)

of $2,501,000, and (iv) agreed to grant a loan to such officer of up to $1,000,000. In April 2002, the former CEO received a $1,000,000 loan. The loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options, if exercised.

Combined accounting is being applied to the 266,667 options issued and the related $1 million loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total adjustments for the years ended December 31, 2004, 2003 and 2002 associated with these options were expenses of $21,000, $1,275,000 and an income of $152,000, respectively, which were recorded as restructuring adjustments.

Stock option plans

The Company has the following stock option plans: (i) the 1996 Equity Incentive Plan, (ii) the 1999 Employee and Consultant Equity Incentive Plan, and (iii) the 2000 Employee and Consultant Equity Incentive Plan (collectively the “Plans”). The plans as amended provide for the grant to employees of incentive stock options (“ISOs”), the grant to employees, directors, and consultants of nonstatutory stock options, and the grant of stock options, which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. The Plans also provide for the awards of restricted stock and stock bonuses.

In 2004, the Company’s Board of Directors approved an administrative amendment to the terms of the 2000 Plan to comply with new Israeli tax legislation that came into effect in January 2003. Beginning in December 2004, the option grants to the Company’s Israeli employees under the 2000 Plan are subject to the terms stipulated by Section 102 of the Israeli Income Tax Ordinance.

ISOs granted under the Plans have an exercise price equal to the fair value as determined by the board of directors of the common stock on the date of grant. Nonstatutory stock options may not be granted under the 1996 and 1999 plans with an exercise price less than 85% of the fair value as determined by the board of directors of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant, provided that no term is longer than ten years. The number of shares reserved under the 2000 Plan is subject to automatic annual increase on the first day of each fiscal year commencing in 2001, equal to the lesser of 666,666 shares or 5% of the number of outstanding shares on the last day of the immediately preceding year.

In April 2001, the Company proposed to its employees (excluding the executive officers), who were previously granted options with an exercise price above $5.07 (the Company’s market share price on that date) to cancel their options in exchange for two new grants. The proposal was accepted on April 25, 2001. The terms of the new grants (each in amount equal to 50% of the cancelled grant) are as follows:

a)	The first option grant was granted on April 25, 2001. The per-share exercise price for such options was $5.07 and with a vesting period from October 25, 2001 to October 25, 2002. These options expired on December 31, 2002. This grant was subject to variable plan accounting. Details regarding this plan as for the year ended December 31, 2002 are presented in the table below.

b)	The second option grant was granted on November 6, 2001. The per-share exercise price for such options was $2.91 (the Company’s market share price on November 6, 2001) and with a vesting period between April 6, 2002 to November 6, 2004. These options expired on November 30, 2004. Details regarding this plan are presented in the table below.

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders’ equity (continued)

In December 2002, in connection with the departure of certain employees, the Company agreed to grant to such employees options to purchase 110,574 shares of common stock at an exercise price of $0.01 per share and cancelled all of such employees’ outstanding options. These options were issued on January 2, 2003. These transactions resulted in variable plan accounting for the 110,574 options. Associated with this grant, the Company recorded $291,000 in compensation expenses in 2002. These options were exercised at the beginning of January 2003.

In October 2003, in connection with a recruitment of a certain employee, the Company granted this employee 50,000 options with an exercise price of $4.46 per share. The options shall vest on the date that the Company’s stock price reaches certain prices for seven consecutive trading days. In October 2003, in connection with a recruitment of another employee, the Company granted this employee 50,000 options with an exercise price of $4.3 per share. The options shall vest on the date that the Company’s revenues reach certain levels. During 2004 these employees were terminated and the options described above were forfeited.

Compensation cost accrual depends on the probability of the performance criteria being attained and is determined by the difference between the exercise price and the fair market value of the stock at the end of each period. Accrual of compensation expense during interim periods is necessary if the performance criteria are being attained or it is probable they will be attained. In 2003 total compensation expenses recognized with respect to the two options grants described above were $102,000. In 2004, these options were forfeited and an income of $102,000 was recorded.

On November 1, 2004, the Company entered into an at-will employment agreement (the “Agreement”) with the Chief Executive Officer of Xtend (“CEO”). Under the Agreement the CEO was awarded a grant of stock options to purchase 300,000 shares of the Company’s common stock. The CEO was awarded another grant of stock options in January 2005 to purchase 400,000 shares of the Company’s common stock. No compensation expense was recorded regarding the options as the fair value of the stock was not in excess of exercise price.

Restricted shares

Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of the granted shares was established by the market price on the date of grant. Compensation was amortized ratably over the vesting period. Compensation expenses must be recognized for restricted shares subject to designated performance criteria if the performance criteria are being attained or it is probable that they will be attained.

On June 30, 2004, in connection with the acquisition of Xtend, the Company granted an employee of Xtend 146,000 restricted shares, of which (1) 71,000 shares vested over a six month period of employment and accordingly, compensation expenses amounting to $459,000 were recorded, and (2) 75,000 shares will vest subject to designated performance criteria (see also note 4).

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders’ equity (continued)

A summary of stock option plans, restricted shares and related information, under the Plans for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share data):

	Options/Shares available for grants	Number	Weighted average exercise price in dollars	Weighted average fair value in dollars
Stock Options:
Balance at January 1, 2002	754	3,316	6.63
Authorized	613	—	—
Granted fixed plans *	(217)	217	3.60	$1.82
Granted variable plans **	(111)	111	0.01	2.61
Exercised fixed plans		(99)	2.17
Cancelled fixed plans	846	(846)	11.68
Cancelled variable plan	240	(240)	5.07

Balance at December 31, 2002	2,125	2,459	4.63
Authorized	627	—
Granted fixed plans*	(2,169)	2,169	3.67	$2.66
Granted variable plans	(100)	100	4.38	3.14
Exercised fixed plans		(260)	3.03
Exercised variable plans		(124)	0.55
Cancelled fixed plans	403	(403)	3.33

Balance at December 31, 2003	886	3,941	4.46
Authorized	650
Granted fixed plans*	(1,642)	1,642	6.38	$3.70
Exercised fixed plans		(594)	3.30
Cancelled fixed plans	454	(454)	4.85
Cancelled variable plans	100	(100)	4.38

Balance at December 31, 2004	448	4,435	5.29

Restricted shares:

Granted fixed plan	(71)			$6.47
Granted variable plan	(75)			6.47

Balance at December 31, 2004	302	4,435	5.29

*	Includes 151,250, 111,257 and 40,000 options granted to directors in 2004, 2003 and 2002, respectively.
**	These options were issued on January 2, 2003

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders’ equity (continued)

Stock Option Plans details

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per Share	Number exercisable	Weighted average exercise price per share
$	In thousands	In years	$	In thousands	$
Fixed Plans:
0.99	12	2.42	$0.99	12	$0.99
1.50	22	0.41	1.50	22	1.50
2.27-3.40	1,309	2.85	3.10	925	3.05
3.57-5.09	1,352	3.63	4.09	506	4.11
5.60-8.39	1,225	4.90	6.22	199	6.65
8.43-9.60	132	4.34	8.80	19	9.60
22.98	53	0.14	22.98	53	22.98
60.00	63	0.15	60.00	63	60.00

	4,168	3.67	$5.62	1,799	$6.38

Variable Plans:
0.03	267	1.00	$0.03	267	$0.03

Total	4,435	3.51	$5.29	2,066	$5.56

The number of options exercisable as of December 31, 2003 and 2002 were 1,879,000 and 1,779,000, respectively.

The charges for stock compensation relating to the continuing operations are as follows:

	Years ended December 31,
	2004	2003	2002
	In thousands
Research and development	$80		$120

Selling and marketing	$555		$74

General and administrative	$13	$128	$771

Charge for restructuring	$21	$1,275	$(152)

Employee stock purchase plan

On February 2, 2000, the stockholders and the Board of Directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (“the “ESPP”). The ESPP permits eligible employees to purchase shares of common stock at the end of each six month purchase period during a two-year offering period, through payroll deductions not exceeding 15% of an employee’s salary. The price per share is equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable purchase period. As of December 31, 2004, a total of 428,522 shares have been reserved for future issuance

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders’ equity (continued)

under the ESPP. During the years 2004, 2003 and 2002, 96,352 shares, 67,226 shares and 15,717 shares, respectively were issued under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases by the lesser of (i) 1% of the number of shares outstanding on the last trading day of the immediately preceding year, or (ii) 100,000 shares. The increase is effective each year on January 1. On January 20, 2005, the Company’s Board of Directors terminated the ESPP due to the potential impact of recent accounting pronouncements.

11. Income Taxes

U.S. income taxes

Due to the Company’s loss provision for all years, there is no federal or state income tax expense. Foreign withholding taxes of $361,000, $285,000 and $174,000 have been provided and recorded in general and administrative expense for the years 2004, 2003 and 2002, respectively.

The tax provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,
	2004	2003	2002
	In thousands
Computed expected benefit	$(7,172)	$(5,352)	$(3,139)
Foreign withholding taxes	361	285	174
Non-deductible stock compensation	669	477	276
Unbenefitted losses	6,503	4,875	2,863

Total income tax provision	$361	$285	$174

As of December 31, 2004, the Company has U.S. federal net operating loss carryforwards of approximately $29.4 million which will expire in the years 2011 through 2024 and a state net operating loss of approximately $14.6 million expiring in the years 2005 through 2010. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership”. Such a “change in ownership”, as described in Section 382 of the Internal Revenue Code, may substantially limit the Company’s utilization of the net operating loss carryforwards.

Israeli income taxes

As of December 31, 2004, the Company’s Israeli subsidiaries (excluding Shira) have net operating loss carryforwards of approximately $84 million. The Israeli loss carryforwards have no expiration date.

The Company’s Israeli subsidiaries have been granted in the past “approved enterprise” status for several investment programs. These programs entitle the Israeli subsidiaries (the “Subsidiaries”) to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which it attains taxable income as well as a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income.

Since the Subsidiaries have not achieved taxable income, the tax benefits periods have not yet commenced. The Subsidiaries losses are expected to offset certain future earnings of the Subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly deferred tax assets from such losses have not been included in the financial statements. The

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued)

entitlement to the above benefits is conditional upon the Subsidiaries fulfilling the conditions stipulated by the law, regulations published there under and the instruments of approval for the specific investments in approved enterprises.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2004	2003
	In thousands
Deferred tax assets:
Net operating loss carryforwards	$12,255	$6,385
Valuation allowance	(12,255)	(6,385)

Net deferred tax assets	$—	$—

The valuation allowance increased by $5,870,000, $4,515,000 for the years ended December 31, 2004 and 2003, respectively, and decreased by $630,000 for the year ended December 31, 2002.

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

Loss before income taxes is composed of the following:

	Year Ended December 31,
	2004	2003	2002
	In thousands
Losses before taxes from continuing operations of the Subsidiaries	$6,869	$758	$3,675
Losses before taxes from discontinued operations of the Subsidiary	101	6,739	2,725
Losses before taxes in United States	14,123	8,244	2,833

Total loss before taxes	$21,093	$15,741	$9,233

12. Interest income, net

Interest income, net is comprised of the following:

	Years ended December 31,
	2004	2003	2002
	In thousands
Interest income	$706	$1,713	$2,588
Foreign exchange differences	(108)	(24)	11
Other	(90)	(250)	(15)

	$508	$1,439	$2,584

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

13. Related parties

In 2003 and 2002, the Company was reimbursed by related parties, specifically companies under the control of Davidi Gilo, the CEO, Chairman of the Board and a major stockholder of the Company, for the sublease of facilities in the amount of $288,000 and $158,000, respectively.

In 2004, 2003 and 2002 the Company reimbursed the same related parties for general and administrative expenses, net amounting to $63,000, $110,000 and $111,000, respectively.

In 2002, the Company was reimbursed by a related party for the lease of vehicles in the amount of $28,000.

In 2004, 2003 and 2002, the Company recorded legal and professional fees of $149,000 $80,000 and $201,000, respectively related to various professional and consulting services given by a legal consulting firm under the control of a stockholder and a director of the Company. An amount of $195,000 was paid and capitalized as part of the investment in Xtend.

In 2004, 2003 and 2002, the Company reimbursed a related party, an entity controlled by Mr. Gilo, for general and administrative expenses amounting to $74,000, $163,000 and $81,000, respectively. In addition, $30,000 was paid for work in connection with the Company’s acquisition of Xtend.

In 2004, 2003 and 2002, the Company recorded various general and administrative expenses in connection with several charters of an aircraft, for business travel purposes, provided by an unaffiliated third party management company, amounting to $770,000, $698,000 and $583,000, respectively. The aircraft used in providing these services is leased by the same related party referred to above. Of the $770,000, $223,000 was paid for flights in connection with the Company’s acquisition of Xtend and was expensed during 2004.

In connection with the loan to the former CEO of the Company, see note 11. In 2002, the Company granted the president of the Company a loan in an amount of $37,000, in connection with an issuance of common stock upon exercise of stock options.

Pursuant to the share exchange agreement pertaining to Shira’s acquisition in May 2002, entities affiliated with Mr. Gilo owned an aggregate of 50% of Shira’s ordinary shares immediately prior to the closing of the transactions and received 83,499 of the Company’s shares in the transaction.

On November 1, 2004, the Company and William Keating entered into an at-will employment agreement (the “Agreement”). Under the terms of the Agreement, effective November 1, 2004, Mr. Keating became Chief Executive Officer of Xtend. Under the Agreement, Mr. Keating will be paid a base salary of $300,000 per year and be eligible for an annual bonus of $200,000 based on performance milestones. Mr. Keating was awarded a grant of stock options to purchase 300,000 shares of the Company’s common stock. Mr. Keating was awarded another grant of stock options in 2005 to purchase 400,000 shares of the Company’s common stock.

Assets and liabilities of related parties are as follows:

	December 31,
	2004	2003
	In thousands
Current assets	$8	$136

Accounts payable	$278	$76

Accrued liabilities	$48	$206

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

14. Segments and Geographic Information

1) General:

The company’s reportable segments are strategic businesses differentiated by nature of their products, activities and customers and can be described as follows:

a)	The “Fixed Broadband Wireless” segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The Company sells these systems directly to service providers, as well as to system integrators that deploy the Company’s systems as part of their end-to-end network solutions for service providers.

b)	The “Cable Segment” represents the results of Xtend’s operations, which were consolidated commencing July 1, 2004. Xtend, which is a development stage company, provides infrastructure solutions that expand the bandwidth of cable television lines.

2) Information on segment loss and assets of the reportable operating segments:

a)	Measurement of segment loss and assets:

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in these consolidated financial statements. Segment losses reflect the loss from operations of the segment and do not include interest, net, since this interest income is not allocated to the segments.

b)	Financial data relating to reportable operating segments:

	Year ended December 31,
	2004	2003	2002
	In thousands
Consolidated revenues from the
Fixed Broadband Wireless segment	$6,094	$6,060	$4,577

Operating loss from continuing operations:
Fixed Broadband Wireless	$(13,440)	$(10,540)	$(9,092)
Cable	(8,228)

Total consolidated operating loss from continuing operations	(21,668)	$(10,540)	$(9,092)
Interest income, net	508	1,439	2,584

Loss from continuing operations	$(21,160)	$(9,101)	$(6,508)

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

14. Segments and Geographic Information (continued):

	Year ended December 31,
	2004	2003	2002
	In thousands
Assets:
Fixed Broadband Wireless	$47,991	$62,366	$74,568
Cable:
Intangible assets	6,802
Other assets	1,306

	8,108

Eliminations / adjustments	72	40	3,545

	$56,171	$62,406	$78,113

Expenditures for long-lived assets:
Fixed Broadband Wireless	$571	$337	$22
Cable:
Intangible assets	9,249
Other assets	513

	9,762

Eliminations / adjustments		50	147

	$10,333	$387	$169

Depreciation and amortization expenses:
Fixed Broadband Wireless	$595	$553	$890
Cable:*
Intangible assets	1,045
Other assets	80

	1,125

	$1,720	$553	$890

*	Not including write off of acquired in research and development in-process.

The following is a summary of operations within geographic areas based on the location of the customers:

	Year ended December 31,
	2004	2003	2002
	In thousands
Revenues from sales to unaffiliated customers from continuing operations in the fixed broadband segment:
Asia	$3,884	$4,640	$1,267
North America	1,610	1,204	3,034
Rest of the world	600	216	276

	$6,094	$6,060	$4,577

Property and equipment, net
Israel	$1,053	$658	$903
United States	199	197	168

	$1,252	$855	$1,071

Vyyo Inc.

Notes to Consolidated Financial Statements (continued)

14. Segments and Geographic Information (continued):

Sales to major customers in the Fixed Broadband Wireless segment out of total revenues are as follows:

	Year ended December 31,
	2004	2003	2002
Customer A	21%
Customer B	19%	4%
Customer C	19%	14%	26%
Customer D	13%	47%	23%
Customer E	7%	11%	4%
Customer F	2%	14%
Customer G			13%
Customer H *			11%

*	Represents in 2002, revenues from a settlement dispute with a customer based on a license and development agreement entered into between the Company and the customer in 1999.

15. Subsequent events

1) On January 20, 2005, the Board of Directors awarded Mr. Keating grant of stock options to purchase 400,000 shares of the Company’s common stock. See note 13.

2) On January 20, 2005, the Board of Directors terminated the ESPP. The plan was terminated due to the potential impact of recent accounting pronouncements. No shares will be granted in the future under this plan. See note 10.