Form 10-Q
period 2005-03-31
VYYO INC
filed 2005-05-13
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 10, 2005, there were 15,301,555 shares of Common Stock outstanding.

INDEX

VYYO INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,201	$5,512
Short-term investments	32,063	36,700
Accounts receivable, net	724	1,037
Inventories (note 2)	3,500	3,299
Other	1,208	777

Total current assets	39,696	47,325

PROPERTY AND EQUIPMENT, net	1,554	1,252
EMPLOYEE RIGHTS UPON RETIREMENT FUNDED	759	792
INTANGIBLE ASSETS (note 3)	6,293	6,802

Total assets	$48,302	$56,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,862	$1,934
Accrued liabilities (note 5)	6,433	7,545

Total current liabilities	8,295	9,479

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	1,439	1,453

CONTINGENCY (note 7)

SHAREHOLDERS’ EQUITY:
Common share, $0.0001 par value and paid in capital; 55,000,000 shares authorized; 15,294,055 and 15,232,420 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	242,898	242,956
Notes receivable from shareholders	(1,000)	(1,037)
Accumulated other comprehensive loss	(134)	(222)
Accumulated deficit	(203,196)	(196,458)

Total shareholders’ equity	38,568	45,239

Total liabilities and shareholders’ equity	$48,302	$56,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months ended March 31,
	2005	2004
REVENUES (note 10)	$704	$2,225
COST OF REVENUES:
Cost of products sold	694	997
Amortization of technology (note 3)	92	—

TOTAL COST OF REVENUES	786	997

GROSS PROFIT (LOSS)	(82)	1,228

OPERATING EXPENSES (INCOME):
Research and development	2,732	1,215
Selling and marketing	2,687	1,407
General and administrative	1,476	1,421
Amortization of intangible assets (note 3)	417	—
Restructuring adjustments (note 8)	(315)	(501)

Total operating expenses	6,997	3,542

OPERATING LOSS	(7,079)	(2,314)

INTEREST INCOME, net	76	253

LOSS FROM CONTINUING OPERATIONS	(7,003)	(2,061)

DISCONTINUED OPERATIONS (note 4)	265	(84)

LOSS FOR THE PERIOD	$(6,738)	$(2,145)

LOSS PER COMMON SHARE -
Basic and diluted:
Continuing operations	$(0.46)	$(0.15)
Discontinued operations	0.02	(0.01)

	$(0.44)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	15,195	13,052

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(6,738)	$(2,145)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	761	130
Amortization and charge related to stock compensation, net	(261)	(547)
Changes in assets and liabilities:
Accounts receivable	313	(83)
Other current assets	(431)	267
Inventories	(201)	93
Accounts payable	(72)	(199)
Accrued liabilities	(1,112)	405
Liability for employee rights upon retirement	(14)	(89)

Net cash used in operating activities	(7,755)	(2,168)

CASH FLOWS FROM OPERATING ACTIVITIES:
Purchase of property and equipment	(554)	(71)
Purchase of short-term investments	(9,076)	(24,357)
Proceeds from sales and maturities of short-term investments	13,801	30,324
Release (Contributions) of severance pay funds	33	(12)

Net cash provided by investing activities	4,204	5,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	203	278
Proceeds from notes receivables from shareholders	37	—

Net cash provided by financing activities	240	278

Increase (decrease) in cash and cash equivalents	(3,311)	3,994
Cash and cash equivalents at beginning of period	5,512	12,930

Cash and cash equivalents at end of period	$2,201	$16,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). Following the acquisition of all of the outstanding shares of Xtend Networks Ltd. (“Xtend”) on June 30, 2004, the results of Xtend’s operations were consolidated commencing July 1, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

Vyyo operates in two segments. The first operating segment is the “Fixed Broadband Wireless” segment. The Fixed Broadband Wireless segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The Company sells these systems directly to service providers, as well as to system integrators that deploy the Company’s systems as part of their end-to-end network solutions for service providers.

The second operating segment is the “Cable” segment. On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company, that is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines and leverages Vyyo’s Data Over Cable System Interface Specification (DOCSIS®)-based hub to enable cable companies to offer voice grade T1 circuit-switched products. (see note 3).

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

On March 31, 2005, the Company sold all of its shares of Shira to third parties (see also note 4).

Summary of Significant Accounting Principles

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Short Term Investments

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of shareholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term under “short term investments”, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts, and dividends on securities classified as available-for-sale are included in interest income, net. In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new annual disclosure requirements for investments that are deemed temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1 (however, the disclosure requirements remain effective). The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released. The Company has recorded $112,000 financial expenses for the period of three months ended March 31, 2005 for an other then temporary impairment in its available for sale securities.

Inventory

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor as well. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

During the year 2001, the Company wrote down excess inventory and purchase commitments of $8.45 million. The write-down was charged to the cost of revenues. There were no revenues in the three months ended March 31, 2005 from inventory previously written-down to $0. In the three months ended March 31, 2004, inventory that was previously written-down to $0 by taking a charge of $286,000 was sold for the amount of $661,000.

Intangible Assets

The Company’s intangible assets relate to the acquisition of Xtend and consist of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets are amortized using the straight-line method over their estimated useful lives, ranging between one and six years (see note 3).

Impairment of Long-Lived Assets

SFAS 144 requires that long-lived assets including certain intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

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

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company’s products are sold together as a “package”. Because these off-the-shelf products are delivered at the same time and the four revenue recognition criteria are met at that time, the adoption of EITF 00-21 had no impact on the Company’s financial position and results of operations.

The Company provides for warranty costs at the same time revenue is recognized. The provision for warranty costs is calculated as a percentage of the sales, based on historical experience.

Loss per Share

Basic and diluted losses per share are presented in accordance with SFAS No. 128, “Earnings per share” (“SFAS 128”), for all periods presented.

Employee Stock-Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Charge for stock compensation represents the amortization of deferred compensation charges, which are based on aggregate differences between the respective exercise price of stock options, restricted shares and purchase price of stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock compensation is amortized over the vesting period of the underlying options and the restricted shares.

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

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock-Based Compensation (continued)

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFA No. 123”) establishes a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock option plans and restricted shares according to APB No. 25 and accordingly discloses proforma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Proforma information regarding net loss and loss per share, required under SFAS No. 123 has been determined as if the Company had accounted for its stock options and restricted shares under the fair value method of SFAS No. 123. The fair value for stock options and restricted shares was estimated at the date of each option grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2005 and 2004: risk-free interest rates ranging from 1.2% to 4.5%; dividend yields of zero; a weighted-average expected life of the options of approximately 2.5 and 3.58 years; and volatility ranging from 0.732 to 1.021.

The Company’s proforma information is as follows:

	Three Months ended March 31,
	2005	2004
	In thousands (except per share data)
Loss from continuing operations as reported	$(7,003)	$(2,061)
Add: stock based employee compensation income included in reported loss	(261)	(547)
Add: stock based employee compensation expenses determined under fair value method for all awards	(1,364)	(854)

Proforma loss from continuing operations	$(8,628)	(3,462)

Income (loss) from discontinued operations as reported	$265	$(84)
Add : stock based employee compensation income determined under fair value method for all awards	—	7

Proforma income (loss) from discontinued operations	265	(77)

Proforma loss	$(8,363)	$(3,539)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.46)	$(0.15)
Discontinued operations	0.02	(0.01)

Loss	$(0.44)	$(0.16)

Proforma:
Continuing operations	$(0.57)	$(0.26)
Discontinued operations	0.02	(0.01)

Loss	$(0.55)	$(0.27)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Recent accounting pronouncements –

FAS 123 (revised 2004) Share-based Payment

In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (“FAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of FAS 123R is encouraged.

On April 15, 2005, the Securities and Exchange Commission approved a new rule, under which FAS 123R is effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005 (first quarter of 2006 for the company). This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the proforma disclosure under FAS 123.

The Company estimates that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of March 31, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to March 31, 2005 and prior to our adoption of FAS 123R. The Company expects that upon the adoption of FAS 123R, it will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated. The impact in 2006 and beyond will depend upon various factors, among them the Company’s future compensation strategy.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2. Inventory

Inventory is comprised of the following:

	March 31, 2005	December 31, 2004
	In thousands
Raw materials	$1,805	$1,598
Work in process	422	533
Finished goods	1,273	1,168

	$3,500	$3,299

3. Acquisition of Xtend

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend (the “Transaction”), an Israeli privately-held, company which is a development stage enterprise. Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. The Transaction allows the Company to diversify its business by adding a different field of operation to its fixed broadband wireless business. The results of Xtend’s operations were consolidated with the Company’s operations commencing July 1, 2004.

In connection with the Transaction:

The Company issued 1,398,777 shares of the Company’s common stock and made cash payments of approximately $2,970,000 for non-competition agreements from certain employees of Xtend.

The Company provided a contingent promissory note (“Contingent Note”) in the principal amount of $6.5 million payable on March 31, 2007. In the event that the consolidated revenues of the Company in the year ended December 31, 2006 equal or exceed $60 million and the consolidated gross margin of the Company equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of the Company’s cash, cash equivalents, short term investments and accounts receivables, net of the sum of the Company’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20 million on December 31, 2005 or on June 30, 2006 (see also note 7);

In January 2005, the Company paid a cash bonus to an Xtend employee in the amount of approximately $1.2 million and, in July 2004, granted 146,000 restricted shares to the same employee, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria;

The Company agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options in Xtend. These cash payments include a payment of approximately $269,000 paid in cash at the closing of the Transaction on June 30, 2004 and a payment of approximately $255,000 which is expected to be paid over two years upon realization of certain conditions.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, the Company accounted for the Transaction as an acquisition of net assets pursuant to the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Accordingly, the purchase price was allocated to the individual assets acquired and liabilities assumed, based on their relative fair values, and no goodwill was recorded; and

The Company incurred direct expenses related to the Transaction amounting to $578,000, which were capitalized as a part of the investment of Xtend.

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

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows in the fourth quarter of 2004.

Amortization of intangible assets acquired for the three months ended March 31, 2005 was $509,000 consisting of the amortization of existing technology of $92,000, non-competition agreements amounting to $220,000 an exclusive sales agreement amounting to $135,000 and workforce amounting to $62,000.

Estimated amortization expenses of intangible assets for the following years subsequent to March 31, 2005 are as follows:

In thousands
Period from April 1, 2005 till December 31, 2005	$1,405
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

Total	$6,293

4. Shira – Discontinued Operations

Assets and liabilities of the discontinued operation are as follows:

	March 31, 2005	December 31, 2004
	In thousands
Current assets	$—	$72

Current liabilities	$—	$433

Profit and loss of the discontinued operations were as follows:

	Three Months ended March 31,
	2005	2004
	In thousands
Loss from operations	$(25)	$(84)
Other income (see b below)	290	—

Income (loss) from discontinued operations	$265	$(84)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Shira – Discontinued Operations (continued)

Profit and Loss from discontinued operations includes -

a) The Company did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for costs associated with exit or disposal activities”), during the three months ended March 31, 2005. The Company settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the three months ended March 31, 2004 the Company paid $77,000 in severance expenses and termination of contractual obligations.

b) Sale of Shira

On March 31, 2005 the Company sold all of its shares of Shira to third parties (hereafter – the “Purchasers”). According to the agreement, the Purchasers shall pay the Company 22.5% to 42.5% of the proceeds that may be received upon the further sale by the Purchasers of Shira or its assets. The Purchasers have assumed all liabilities of Shira totaling to $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004
	In thousands
Withholding tax	$2,154	$2,025
Compensation and benefits	1,981	2,819
Royalties	960	1,084
Warranty *	356	426
Other	982	1,191

	$6,433	$7,545

*	The changes in the balances during the periods are comprised of the following:

	Three Months ended March 31, 2005	Year ended December 31, 2004
	In thousands
Balance at beginning of period	$426	$389
Product warranty issued for new sales	42	380
Changes in accrual in respect of warranty periods ending	(112)	(343)

Balance at end of period	$356	$426

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

6. Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months ended March 31,
	2005	2004
	In thousands
Amounts paid related to severance	$144	$140

Severance expenses*	$174	$97

*	With respect to the Company’s Israeli employees the Company expects to contribute $295,000 to a defined contribution plan and $195,000 to insurance and pension plans for the year ended December 31, 2005 (includes amounts contributed in the three months end March 31, 2005).

7. Contingency

Regarding contingent consideration related to acquisition of Xtend, see note 3.

8. Former Chief Executive Officer separation agreement

In April 2002, pursuant to a separation agreement entered into in October 2001 and as part of a restructuring program that the Company implemented in 2001, the Company’s former Chief Executive Officer borrowed $1 million pursuant to a facility provided for in the 2002 separation agreement. This loan is due on January 1, 2006, or earlier upon sales of the Company’s shares held by such officer or upon certain other circumstances. The loan is secured solely by the 266,667 options held by such officer and the shares of the Company’s common stock underlying these options.

Combined accounting is being applied to the 266,667 options issued and the related loan secured by such options. This results in variable accounting for the 266,667 options, with a minimum expense being recorded of $1 million. The total adjustments for the three months ended March 31, 2005 and 2004 associated with these options were income adjusts of $315,000 and $501,000, respectively. The charges were recorded as restructuring adjustments.

9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months ended March 31,
	2005	2004
	In thousands
Loss	$(6,738)	$(2,145)
Unrealized loss on available-for-sale securities	(24)	(34)

Comprehensive loss	$(6,762)	$(2,179)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Segment Reporting

Following the acquisition of Xtend, as described in note 3 above, the Company’s business is divided into two segments: “Fixed Broadband Wireless” and “Cable.” The results of Xtend’s operations were consolidated commencing July 1, 2004.

	Three Months Ended March 31,
	2005	2004
	In thousands
Consolidated revenues from the Fixed Broadband Wireless segment	$704	$2,225

Operating loss from continuing operations:
Fixed Broadband Wireless	$3,538	$2,314
Cable	3,541	—

Total consolidated operating loss from continuing operations	7,079	2,314
Interest income, net	76	253

Loss from continuing operations	$7,003	$2,061

Assets:

	March 31, 2005	December 31, 2004
	In thousands
Fixed Broadband Wireless	$39,474	$47,991
Cable:
Intangible assets	6,293	6,802
Other assets	2,535	1,306

	8,828	8,108

Eliminations / adjustments		72

	$48,302	$56,171

	Three Months ended March 31,
	2005	2004
	In thousands
Expenditures for long-lived assets:
Fixed Broadband Wireless	$43	$71
Cable	511	—

	$554	$71

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Segment Reporting (continued)

	Three Months ended March 31,
	2005	2004
	In thousands
Depreciation and amortization expenses:
Fixed Broadband Wireless	$164	$130

Cable:
Intangible assets	509	—
Other assets	88	—

	597

	$761	$130

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months ended March 31,
	2005	2004
	In thousands
Revenues from sales to unaffiliated customers from continuing operations in the Fixed Broadband Wireless segment:
North America	$357	$315
Asia	301	1,815
Rest of the world	46	95

	$704	$2,225

	March 31, 2005	December 31, 2004
	In thousands
Property and equipment, net
Israel	$1,304	$1,053
United States	250	199

	$1,554	$1,252

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Segment Reporting (continued)

Sales to major customers in the Fixed Broadband Wireless segment out of total revenues are as follows:

	Three Months ended March 31,
	2005	2004
Customer A	25%	13%
Customer B	24%	—
Customer C	23%	20%
Customer D	6%	32%
Customer E	5%	14%
Customer F	—	10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this quarterly report. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” following this Management’s Discussion and Analysis section, and elsewhere in this report.

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

We have two business segments. The “Fixed Broadband Wireless” segment supplies broadband wireless access systems used by telecommunications service providers to deliver wireless, high-speed data and voice connections to business and residential subscribers. The “Cable” segment represents the results of Xtend’s operations, which were consolidated commencing July 1, 2004. Xtend, which is a development stage enterprise, provides infrastructure solutions that expand the bandwidth of cable television lines.

Starting in 2004, we believed new opportunities might develop for our traditional wireless products and began to dedicate additional resources to sales in the utilities and oil and gas markets and other national and international markets. These opportunities, however, are developing slowly and the environments are very competitive. Further, we have reduced our resources in Asia to better align them with the near-term opportunities. If our sales do not substantially increase from current levels, we will continue to incur losses, and may never achieve profitability. We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future.

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend Networks Ltd. and its wholly-owned, U.S.-based subsidiary, Xtend Networks, Inc. (collectively, “Xtend”). Xtend provides infrastructure solutions that expand the bandwidth of cable television lines and leverages Vyyo’s Data Over Cable System Interface Specification (DOCSIS®)-based hub to enable cable companies to offer voice grade T1 circuit-switched products. Xtend is based in Israel and has an office in Atlanta, Georgia. Xtend has never been profitable and, as it is in a development stage, to date it has not generated any revenues. The results of Xtend’s operations were consolidated with Vyyo’s operations commencing July 1, 2004.

The acquisition of Xtend, which is currently operating as a wholly-owned subsidiary of Xtend Cable Solutions Inc., a wholly-owned subsidiary of Vyyo Inc., is intended to diversify our business and to seek to open new markets for our current products.

Vyyo provided a contingent promissory note (“Contingent Note”) in a principal amount of $6.5 million payable on March 31, 2007. In the event that the consolidated revenues of Vyyo in the year ended December 31, 2006 equal or exceed $60 million and the consolidated gross margin of Vyyo equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of Vyyo’s cash, cash equivalents, short term investments and accounts receivables, net of the sum of Vyyo’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20 million on December 31, 2005 or on June 30, 2006.

In January 2005, Vyyo paid a cash bonus to an Xtend employee of approximately $1.2 million and, in July 2004, granted 146,000 restricted shares to the same employee, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria.

Vyyo agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options in Xtend. These cash payments include a payment of approximately $269,000 paid in cash at the closing of the acquisition and a payment of approximately $255,000 which is expected to be paid over two years upon realization of certain conditions.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations we accounted for the acquisition as an acquisition of net assets.

The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows in the fourth quarter of 2004.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; exclusive sales agreement over four and one half years and workforce over one year.

Amortization of intangible assets acquired for the three months ended March 31, 2005 was $509,000, consisting of the amortization of existing technology of $92,000, non-competition agreements amounting to $220,000, an exclusive sales agreement amounting to $135,000 and workforce amounting to $62,000.

Estimated future amortization expenses are as follows:

In thousands
Period from April 1, 2005 till December 31, 2005	$1,405
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

Total	$6,293

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

Revenue recognition

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

Short Term Investments

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Vyyo’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of shareholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net. Vyyo views its available-for-sale portfolio as available for use in its current operations. Accordingly, Vyyo has classified all investments as short-term under “short term investments”, even though the stated maturity date may be one year or more from beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts, and dividends on securities classified as available-for-sale are included in interest income, net. In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new annual disclosure requirements for investments that are deemed temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1 (however, the disclosure requirements remain effective). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released. Vyyo has recorded $112,000 financial expenses for the period of three months ended March 31, 2005 for an other then temporary impairment in its available for sale securities.

Inventory

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor as well. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

Products warranty

We accrue for product warranty costs upon recognition of product revenues. The provision is calculated as a percentage of the sales based on historical experience.

Intangible assets

The acquisition of Xtend has generated significant amounts of intangible assets, that consist mainly of technology, non-competition agreements, an exclusive sales agreement and workforce. These definitive-life intangible assets are amortized using the straight-line method over their estimated periods of useful lives, ranging between one and six years. This valuation of the fair value of these intangible assets acquired was performed by qualified independent appraisers, based on the estimated expected discounted cash-flows, and will be subject to future impairment tests.

This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and related notes included elsewhere in this report.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which Vyyo obtains employee services in exchange for (a) equity instruments of Vyyo or (b) liabilities that are based on the fair value of Vyyo’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for Vyyo). Early adoption of FAS 123R is encouraged.

On April 15, 2005, the Securities and Exchange Commission approved a new rule, under which FAS 123R is effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005 (first quarter of 2006 for Vyyo). This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the proforma disclosure under FAS 123.

We estimate that the cumulative effect of adopting FAS 123R as of its adoption date by Vyyo (January 1, 2006), based on the awards outstanding as of March 31, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to March 31, 2005 and prior to our adoption of FAS 123R. We expect that upon the adoption of FAS 123R, it will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, Vyyo’s financial statements for periods prior to the effective date of the Statement will not be restated. The impact in 2006 and beyond will depend upon various factors, among them Vyyo’s future compensation strategy.

Results of Operations

Revenues

Revenues decreased to $704,000 in the first quarter of 2005 from $2.2 million in the first quarter of 2004. The decrease in revenues in the first quarter of 2005 was due to the decreased shipments of our products as well as lower selling prices as a result of competitive price pressure. For the three months ended March 31, 2005 revenues do not include revenues from sales of inventory that was previously written down to $0; during the three months ended March 31, 2004 revenues include $661,000 of previously written down inventory.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months ended March 31,
	2005	2004
Customer A	25%	13%
Customer B	24%	—
Customer C	23%	20%
Customer D	6%	32%
Customer E	5%	14%
Customer F	—	10%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues decreased to $786,000 in the first quarter of 2005 from $1.0 million in the first quarter of 2004. The decrease in cost of revenues in the first quarter of 2005 was primarily attributable to the decrease in shipments of our products and decreasing expenses related to our efforts to acquire new customers. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $286,000 in the first quarter of 2004, related to the sale of such inventories. Our gross margin in the first quarter of 2005 decreased from the gross margin in the first quarter of 2004 primarily due to competitive price pressure in our markets, and decrease shipments therefore increase the effect of the fixed costs. We anticipate that our gross margins will continue to fluctuate and that our cost of revenues will increase in future periods to the extent that we deplete our previously written-down inventories and sell products from newly acquired inventories.

Research and Development Expenses

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facilities in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $2.7 million in the first quarter of 2005 from $1.2 million in the first quarter of 2004. Research and development expenses included approximately $1.6 million from the Cable segment in the first quarter of 2005. The increase in research and development expenses in the first quarter of 2005 was due to our research and development efforts for our new Cable segment as well as an increase in our workforce. In addition, on November 4, 2004, two of our subsidiaries entered into new leases for approximately 42,000 square feet of office space near Tel-Aviv, Israel, which leases are expected to involve significant rent and fee payments. We anticipate that research and development expenses will increase in future periods as we increase our efforts to develop new products.

Selling and Marketing

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $2.7 million in the first quarter of 2005 from $1.4 million in the first quarter of 2004. The increase in sales and marketing expenses in the first quarter of 2005 was due to (1) an increase in sales and marketing expenses, including approximately $1.3 million attributable to the new Cable segment in the first quarter of 2005, (2) an increase in sales efforts for our wireless products in the utilities and gas markets and other new markets and (3) an increase in our workforce. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products in the Cable segment and other new markets.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, and legal. General and administrative expenses in the first quarter of 2005 were $1.5 million and $1.4 million in the first quarter of 2004. General and administrative expenses were consistent for the three month periods ended March 31, 2005 and 2004. General and administrative expenses are currently expected to be higher in 2005 compared to 2004 for the implementation of internal controls over financial reporting relating to Sarbanes-Oxley compliance. General and administrative expenses also included expenses of $159,000 in the first quarter of 2005, and $194,000 in the first quarter of 2004, which includes payments to Harmony Management, Inc., a corporation owned by Davidi Gilo, pursuant to an aircraft time sharing agreement and to an unaffiliated third party management company, in connection with several charters of an aircraft for business travel purposes.

Amortization of Intangible Assets

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology acquired in the Xtend acquisition over six years; non-competition agreements over approximately three years; exclusive sales agreement over four and one-half years and workforce over one year.

Amortization of intangible assets acquired for the three months ended March 31, 2005 was $509,000, consisting of the amortization of existing technology of $92,000, non-competition agreements amounting to $220,000, an exclusive sales agreement amounting to $135,000 and workforce amounting to $62,000.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with the restructuring program, we recorded a restructuring income in the first quarter of 2005 of $315,000 from a positive adjustment with respect to a variable compensation plan related to our former Chief Executive Officer. There are no other severance expenses or termination of contractual obligations payments attributable to the restructuring.

Interest Income, Net

Interest income, net, includes interest from investment income, foreign currency remeasurement gains and losses. Net interest income was $76,000 in the first quarter of 2005 and $253,000 in the first quarter of 2004. Interest income for the first quarter was approximately $177,000 offset by an Other-Than-Temporary investment impartment of $112,000 attributable to the effect of rising interest rates on the Company’s fixed interest debt investments that potentially may not be held until maturity. Our interest income is derived mainly from our cash and short-term investment balances from proceeds from our initial and follow-on public offerings effected in 2000. We expect that our interest income will continue to decrease due to decreasing cash balances.

Income Taxes

As of December 31, 2004, Vyyo’s Israeli subsidiaries (excluding Shira) had net operating loss carryforwards of approximately $84 million. The Israeli loss carryforwards have no expiration date.

Vyyo’s Israeli subsidiaries have been granted in the past “approved enterprise” status for several investment programs. These programs entitle the Israeli subsidiaries (the “Subsidiaries”) to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which they attain taxable income as well as a reduced corporate tax rate of 10%-25% for the remaining term of the program on the plan’s proportionate share of income.

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

Charge for Stock Based Compensation

Charge for stock compensation represents the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and purchase price of stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the underlying options. Net income related to stock compensation of $261,000 in the first quarter of 2005 resulted from (1) a separation agreement (including income adjustments of $315,000 in the first quarter of 2005 associated with a separation agreement with our former Chief Executive Officer recorded as a restructuring adjustment) and (2) option grants to service providers accounted at a fair value based method.

Discontinued Operation

Assets and liabilities of the discontinued operation were as follows:

	March 31, 2005	December 31, 2004
	In thousands
Current assets	$—	$72

Current liabilities	$—	$433

Profit and loss of the discontinued operations were as follows:

	Three Months ended March 31,
	2005	2004
	In thousands
Loss from discontinued operations	$(25)	$(84)
Other income (see b below)	290	—

Net income (loss) from discontinued operations	$265	$(84)

Income (loss) from discontinued operations includes:

(a) We did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS 146 (“Accounting for costs associated with exit or disposal activities”), during the three months ended March 31, 2005. We settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the three months ended March 31, 2004 Vyyo paid $77,000 in severance expenses and termination of contractual obligations.

(b) Sale of Shira: On March 31, 2005 Vyyo sold all of its shares of Shira to third parties (hereafter the “Purchasers”). According to the agreement, the Purchasers shall pay Vyyo 22.5% to 42.5% of the proceeds that may be received upon the further sale by the Purchasers of Shira or its assets. The Purchasers have assumed all liabilities of Shira totaling to $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations.

Liquidity and Capital Resources

As of March 31, 2005, we had $34.3 million of cash, cash equivalents and short-term investments. In the first three months of 2005, net cash used in operations was $7.7 million, comprised mainly of (1) our loss of $6.7 million, (2) changes in other working capital accounts of $1.5 million, and (3) non-cash charges of (a) depreciation and amortization of $0.8 million (b) income related to stock compensation of $0.3 million. In the first three months of 2004, net cash used in operations was $2.2 million, comprised mainly of (1) our net loss of $2.1 million, (2) changes in other working capital accounts of $0.3 million, and (3) non-cash charges of (a) depreciation and amortization of $0.1 million, and (b) income related to stock compensation of $0.5 million.

In the first three months of 2005, net cash provided by investing activities was $4.2 million comprised of our sales and maturities of short-term investments net of our purchase of short-term investments of $4.7 million, partially offset by an outflow from purchases of property and equipment amounting to $0.5 million. In the first three months of 2004, net cash provided by investing activities was $5.9 million, comprised mainly of our purchase of short-term investments net of our proceeds from sales and maturities of short-term investments of $6 million.

Financing activities in the first three months of 2005 amounted to approximately $0.2 million of proceeds from stock option exercises and proceeds from notes receivable from shareholders. Financing activities in the first three months of 2004 amounted to approximately $0.3 million of proceeds from stock option exercises.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and other factors. We presently expect that our existing capital resources along with anticipated revenue will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. During the next 12 months, we expect that we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current shareholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

RISK FACTORS

Our business is subject to substantial risks, including the risks described below.

Vyyo Inc. and Xtend have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of approximately $6.7 million for the three months ended March 31, 2005 and $21.1 million in the year ended December 31, 2004. As of March 31, 2005, our accumulated deficit was approximately $203 million. In addition, we recently increased our sales and marketing expenditures and research and development expenditures in connection with our efforts to develop new sources of revenue. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

We will need to raise additional capital in the future, and if we are unable to timely secure adequate funds on terms acceptable to us, we may not be able to execute our business plan or to continue as a going concern.

We presently expect that our existing capital resources along with anticipated revenue will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. During the next 12 months, we expect that we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current shareholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

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

For our products to be sold in significant quantities, cable television operators (“MSOs”) must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenue streams to justify the deployment of Xtend’s technology. Meanwhile, major MSOs have indicated that the imminent completion of significant network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. MSOs such as Adelphia Communications have been in bankruptcy proceedings. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of these cable operators, our operating results would be adversely affected.

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

While we are continuing to operate our traditional Fixed Broadband Wireless business and have increased our sales and marketing efforts to address the utilities and oil and gas market and other new markets, we are also considering a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current fixed wireless broadband technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal.

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

We are required to order or build inventory well in advance of the time of our anticipated sales. In this regard, our inventory increased substantially in 2004 because sales were substantially less than our anticipated demand. In the event that our sales do not increase, the sales price of our products decreases or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to write-down a substantial portion of our inventory, as we did in 2001. Such a write-down would adversely affect both our balance sheet and operating results in future periods.

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

We recently acquired Xtend, a provider of infrastructure solutions that expand the bandwidth of cable television lines. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating Xtend as a profitable business as we were unable to operate Shira as a profitable business. In addition, we may have difficulty integrating Xtend’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Xtend since a significant number of its management is currently in Israel and in Atlanta, Georgia. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Xtend or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

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

Sales outside of North America accounted for approximately 49% of our revenues in the first quarter of 2005. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

Future demand for our broadband wireless and cable products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; video-on-demand (VOD); high definition (HD) television; very high-speed data services and voice-over-IP (VoIP) telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises (FTTP) networks; new video compression standards such as MPEG-4 and Microsoft’s Windows Media 9; the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders (DVRs). If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth will be materially and adversely affected.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months ended March 31,
	2005	2004
Customer A	25%	13%
Customer B	24%	—
Customer C	23%	20%
Customer D	6%	32%
Customer E	5%	14%
Customer F	—	10%

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

Countries worldwide are considering or are in the process of allocating frequencies for wireless applications, but not all markets have done so. If the United States and/or other countries do not provide sufficient spectrum for wireless applications or reallocate spectrum in the wireless frequency bands for other purposes, our customers may delay or cancel deployments in broadband wireless, which could seriously harm our business. Further, if our customers are unable to obtain licenses to sufficient spectrum in the wireless frequency bands our business may be seriously harmed.

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

Although we reduced the costs of our fixed broadband wireless operations in response to the decline in the telecommunications industry that began around 2001, we have recently increased certain expenses to address new business opportunities in both the broadband wireless and cable segments and we will need to continue to monitor closely our costs and expenses. If the market and our business do not expand, we may need to further reduce our operations.

The acquisition of Xtend will cause our costs to increase as we seek to develop its business. In addition, the acquisition agreement itself calls for payment to certain shareholders of Xtend as part of the purchase price, subject to various performance criteria.

We depend on Davidi Gilo, our Chairman of the Board and Chief Executive Officer, the loss of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are highly dependent on the services of Davidi Gilo, our Chairman of the Board and Chief Executive Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Davidi Gilo or other members of senior management or other key personnel could seriously harm our business.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of shareholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to shareholders. The Financial Accounting Standards Board has adopted changes to the United States generally accepted accounting principles, or U.S. GAAP, that require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The ultimate outcome of this requirement will most likely negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by the Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, and our President and Chief Operating Officer, Michael Corwin, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling shareholder and the Chairman of the Board, and Mr. Corwin previously served as an officer of DSP Group. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, and is an investor and co-Chief Executive Officer of an Israeli investor group in which Mr. Gilo is also an investor. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be deemed to limit their independence.

Because our management has the ability to control shareholder votes, the premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

Our management collectively own approximately 43% of our outstanding common stock. As a result, these shareholders, acting together, will be able to control the outcome of all matters submitted for shareholder action, including:

•	electing members to our board of directors;

•	approving significant change-in-control transactions;

•	determining the amount and timing of dividends paid to themselves and to our public shareholders; and

•	controlling our management and operations.

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

Our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to shareholders. Specifically:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is divided into three classes, each serving three-year terms;

•	super-majority voting is required to amend key provisions of our certificate of incorporation and bylaws;

•	there are limitations on who can call special meetings of shareholders;

•	shareholders are not able to take action by written consent; and

•	advance notice is required for nominations of directors and for shareholder proposals.

In addition, provisions of Delaware law and our stock option plans may also discourage, delay or prevent a change of control or unsolicited acquisition proposals.

It may be difficult to enforce a U.S. judgment against us and our nonresident Chief Financial Officer, directors and experts.

Our Chief Financial Officer, two of our directors, and some of the experts named in this report are not residents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil or criminal liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

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

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $34.3 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of March 31, 2005

If market interest rates were to increase on March 31, 2005 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $30,000, or approximately 0.09% of the total portfolio (approximately 0.06% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2005 remains constant throughout the second quarter of 2005 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2005 remain constant for the duration of the second quarter of 2005, interest income for the second quarter of 2005 would be approximately $167,000. Assuming a decline of 10% in the market interest rates at March 31, 2005, interest income for the second quarter of 2005 would be approximately $166,000, which represents a decrease in interest income of approximately $1,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended March 31, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at March 31, 2005 over the remaining contractual lives.

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

From April 3, 2000 until March 31, 2005, we used approximately $7.7 million of the net offering proceeds for purchases of property, plant and equipment, approximately $2.4 million of the net proceeds for repayment of short term debt obligations, approximately $11.4 million of the net proceeds for repurchase of our common stock, approximately $1.6 million of the net proceeds in connection with the Xtend Transaction and approximately $73.9 million of the net offering proceeds for working capital.

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

From September 13, 2000, until March 31, 2005, we used approximately $3.4 million of the net offering proceeds for purchases of property, plant and equipment and the acquisition of Xtend and approximately $14.4 million of the net offering proceeds for working capital.

Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Vyyo Inc. annual meeting of shareholders was held on March 14, 2005. At the annual meeting, the following matters were voted upon and approved by the shareholders:

(1) The election of two (2) Class II directors, Lewis S. Broad and Neill H. Brownstein, to serve for a three year term until the 2008 annual meeting of shareholders. The results of the voting were as follows:

(a)	Lewis S. Broad

Number of shares voted FOR	12,346,992
Number of shares WITHHOLDING AUTHORITY	819,294

(b)	Neill H. Brownstein

Number of shares voted FOR	12,657,085
Number of shares WITHHOLDING AUTHORITY	509,201

(2) Approval of the Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan increasing the number of shares reserved for issuance thereunder and increasing the number of shares reserved for issuance under the Plan’s “evergreen” provisions. The results of the voting were are follows:

Number of shares voted FOR	5,750,746
Number of shares voted AGAINST	1,280,260
Number of shares ABSTAINING	4,084
Number of Broker Non-Votes	6,131,196

(3) Approval of the Fourth Amended and Restated Certificate of Incorporation to reduce the number of authorized shares. The results of the voting were are follows:

Number of shares voted FOR	13,155,552
Number of shares voted AGAINST	8,737
Number of shares ABSTAINING	1,997
Number of Broker Non-Votes	0

(4) Ratification of the appointment of Kesselman & Kesselman CPAs (ISR), a member of PricewaterhouseCoopers International Limited, as the independent auditors for the Company for the fiscal year ending December 31, 2005. The results of the voting were are follows:

Number of shares voted FOR	13,161,668
Number of shares voted AGAINST	2,672
Number of shares ABSTAINING	1,946
Number of Broker Non-Votes	0

Item 5. OTHER INFORMATION

(a) None.

(b) None.

Item 6. EXHIBITS

(a)	Exhibits

3.1 Fourth Amended and Restated Certificate of Incorporation.

10.1 Xtend Networks, Inc. lease agreement with Corners Realty Corporation, Inc. for certain premises in Norcross, Georgia (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 21, 2005 (File No. 000-30189), and incorporated herein by reference).

10.2 Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 000-30189), and incorporated herein by reference).

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

Date: May 13, 2005

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation.

10.1	Xtend Networks, Inc. lease agreement with Corners Realty Corporation, Inc. for certain premises in Norcross, Georgia (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 21, 2005 (File No. 000-30189), and incorporated herein by reference).

10.2	Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 000-30189), and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).