Form 10-Q
period 2005-06-30
VYYO INC
filed 2005-08-12
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 9, 2005, there were 15,608,601 shares of Common Stock outstanding.

INDEX

VYYO INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,059	$5,512
Short-term investments	23,250	36,700
Accounts receivable, net	1,321	1,037
Inventories (note 2)	2,899	3,299
Other	1,130	777

Total current assets	32,659	47,325

PROPERTY AND EQUIPMENT, net	1,758	1,252
EMPLOYEE RIGHTS UPON RETIREMENT FUNDED	794	792
INTANGIBLE ASSETS (note 3)	5,784	6,802

Total assets	$40,995	$56,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,949	$1,934
Accrued liabilities (note 5)	6,813	7,545

Total current liabilities	8,762	9,479

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	1,552	1,453

CONTINGENCY (note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized; 15,604,101 and 15,232,420 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	242,968	242,956
Notes receivable from stockholders	(850)	(1,037)
Accumulated other comprehensive loss	(16)	(222)
Accumulated deficit	(211,421)	(196,458)

Total stockholders’ equity	30,681	45,239

Total liabilities and stockholders’ equity	$40,995	$56,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Common Share Data)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
REVENUES (note 10)	$1,152	$2,386	$1,856	$4,611
COST OF REVENUES:
Cost of products sold	1,347	1,225	2,041	2,222
Amortization of technology (note 3)	92	—	184	—

TOTAL COST OF REVENUES	1,439	1,225	2,225	2,222

GROSS PROFIT (LOSS)	(287)	1,161	(369)	2,389

OPERATING EXPENSES (INCOME):
Research and development	2,858	1,268	5,590	2,483
Acquisition of research and development in process (note 3)	—	1,402	—	1,402
Selling and marketing	3,104	1,169	5,791	2,576
General and administrative, net	1,872	1,324	3,348	2,745
Amortization of intangible assets (note 3)	417	—	834	—
Restructuring adjustments (note 8)	(93)	(48)	(408)	(549)

Total operating expenses	8,158	5,115	15,155	8,657

OPERATING LOSS	(8,445)	(3,954)	(15,524)	(6,268)

INTEREST INCOME, net	120	104	196	357

LOSS FROM CONTINUING OPERATIONS	(8,325)	(3,850)	(15,328)	(5,911)

DISCONTINUED OPERATIONS (note 4)	100	34	365	(50)

LOSS FOR THE PERIOD	$(8,225)	$(3,816)	$(14,963)	$(5,961)

LOSS PER COMMON SHARE
Basic and diluted:
Continuing operations	$(0.54)	$(0.29)	$(1.00)	$(0.45)
Discontinued operations	0.01	—	0.02	—

	$(0.53)	$(0.29)	$(0.98)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	15,381	13,188	15,288	13,120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(14,963)	$(5,961)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	1,516	274
Acquisition of research and development in process	—	1,402
Amortization and charge related to stock-based compensation, net	(300)	(485)
Capital gain on sale of fixed assets	(2)	(44)
Changes in assets and liabilities:
Accounts receivable	(284)	(533)
Other current assets	(353)	94
Inventories	400	(760)
Accounts payable	15	437
Accrued liabilities	(732)	84
Liability for employee rights upon retirement	99	63

Net cash used in operating activities	(14,604)	(5,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,004)	(357)
Proceeds from sale of property and equipment	2	44
Purchase of short-term investments	(9,230)	(59,105)
Proceeds from sales and maturities of short-term investments	22,886	67,572
Contributions to severance pay funds	(2)	(58)
Net cash acquired from acquisition of Xtend	—	1,608

Net cash provided by investing activities	12,652	9,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	312	641
Proceeds from notes receivable from stockholders	187	—

Net cash provided by financing activities	499	641

Increase (decrease) in cash and cash equivalents	(1,453)	4,916
Cash and cash equivalents at beginning of period	5,512	12,930

Cash and cash equivalents at end of period	$4,059	$17,846

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc., and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations. For the six-month period ended June 30, 2005, the Company incurred a net loss of $15.0 million and had an accumulated deficit of $211.4 million. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital or attain profitable operations. The Company is considering raising additional capital to fund its operations. In addition, the Company is seeking to expand its revenue base by adding new customers and further reducing expenses. Failure to secure additional capital or to expand its revenue base would likely result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and each of its subsidiaries. Following the Company’s June 30, 2004 acquisition of all of the outstanding shares of Xtend Networks Ltd., an Israeli privately-held development stage company (“Xtend”), the results of Xtend’s operations were consolidated with the Company’s operations commencing July 1, 2004. All material inter-company balances and transactions have been eliminated in consolidation.

The Company provides cable and wireless broadband access solutions through two business segments: the “Wireless Network” segment and the “Cable” segment. The Company’s products are designed for use by utilities, cable television and telecommunication operators, wireless ISPs and enterprise. The Wireless Network segment enables utilities to operate secure wireless networks for communications and SCADA (Supervisory Control And Data Acquisition) of their remote assets. Cable television and telecommunication operators, wireless ISPs and enterprise use the Data Over Cable System Interface Specification (DOCSIS®)-based solutions of the Cable segment to deliver telephony (T1/E1), high-speed data and voice over Internet protocol (“VOIP”) to business and residential subscribers. The Company’s cable bandwidth expansion solutions are designed to expand cable operators’ typical HFC (hybrid-fiber coax) network capacity in the “last mile” by up to two times in the downstream and up to ten times in the upstream, addressing bandwidth demand for T1 and other advanced services.

The Company’s Cable segment represents the results of operations of Xtend and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc., which were consolidated with the Company’s operations commencing July 1, 2004, and provides infrastructure solutions that expand the bandwidth of cable television lines.

On August 12, 2003, the Company’s board of directors determined to cease the software business operated by Shira Computers Ltd. (“Shira”), the Company’s wholly-owned subsidiary, and terminate all of Shira’s employees. Prior to the cessation of operations, Shira operated in the “Software Products” segment. The cessation of Shira’s operations represents a disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”) No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, the Company has classified the results of the software segment as discontinued operations, and reclassified prior periods respectively. On March 31, 2005, the Company sold all of its shares of Shira to third parties.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

Short-Term Investments

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term under “short-term investments,” even though the stated maturity date may be one year or more beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are included in interest income, net.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 includes annual disclosure requirements for investments that are deemed temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF Issue No. 03-1 (however, the disclosure requirements remain effective). The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released. The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis are deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company has recorded expenses of $23,000 and $135,000, respectively, for the three and six months ended June 30, 2005 for an other-than-temporary impairment in its available-for-sale securities.

Inventory

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor as well. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

During the three months ended June 30, 2005, the Company recorded a write-down of inventory of $0.35 million. The Company took this write-down to account for excess inventory resulting from the Company’s increased focus on providing products to utility and cable customers.

During the year ended December 31, 2001, the Company wrote down excess inventory and purchase commitments of $8.45 million. The Company charged the write-down to the cost of revenues. There were no revenues in the three and six months ended June 30, 2005 from inventory previously written-down to $0. In the three and six months ended June 30, 2004, inventory that was previously written down to $0 by taking a charge of $0.1 million and $0.4 million was sold for $0.4 million and $1.0 million, respectively.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Intangible Assets

The Company’s intangible assets relate to the acquisition of Xtend and consist of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets are amortized using the straight-line method over their estimated useful lives, ranging between one and six years.

Impairment of Long-Lived Assets

SFAS No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”) (“SFAS No. 144”) requires that long-lived assets including certain intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, an impairment loss would be recognized, and the assets would be written down to their estimated fair values.

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

Revenue Recognition

Revenues from the Wireless Network and Cable segments are derived from sales of products. As of June 30, 2005, the Company’s revenues from services were not significant. The Company’s products are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by the Company. When establishing a relationship with a new customer, the Company may also sell these products together as a “package,” in which case these products are shipped at the same time to the customer. As the Company’s products are off-the-shelf products, the Company does not recognize revenue when its customers have the right of return or any additional services are not delivered (except for standard product warranty).

Revenues from the Company’s products are recorded when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured.

EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003.

EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company’s products are sold together as a package. Because these off-the-shelf products are delivered at the same time and the four revenue recognition criteria are met at that time, the adoption of EITF 00-21 had no impact on the Company’s financial position and results of operations.

The Company provides for warranty costs at the same time that it recognizes revenue. The provision for warranty costs is calculated as a percentage of sales, based on historical experience.

Loss per Share

Basic and diluted losses per share are presented in accordance with SFAS No. 128, “Earnings per Share,” for all periods presented.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Charge for stock compensation represents the amortization of deferred compensation charges, which is based on aggregate differences between the respective exercise price of stock options, shares of restricted stock and purchase price of common stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock compensation is amortized over the vesting period of the underlying stock options and the shares of restricted stock.

Under “Fixed Plan” accounting, compensation cost is fixed, measured at grant date and is not subsequently adjusted. Under “Variable Plan” accounting, the measurement date occurs after the grant date and compensation cost is estimated and recorded each period from the date of grant to the measurement date, based on the difference between the option price and the fair market value of the underlying common stock at the end of each period.

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) establishes a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock options and shares of restricted stock according to APB No. 25 and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Pro forma information regarding net loss and loss per share, required under SFAS No. 123, has been determined as if the Company had accounted for its stock options and shares of restricted stock under the fair value method of SFAS No. 123. The fair value for stock options and shares of restricted stock was estimated at the date of each grant using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2005 and 2004 as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Risk-free interest rates	3.45	2.09	3.45	1.09
Weighted-average expected life	2.50	3.14	2.50	3.14
Volatility	0.74	0.65	0.58	0.85
Dividend Yields	—	—	—	—

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employee Stock-Based Compensation (continued)

The Company’s pro forma information is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands (except per share data)		In thousands (except per share data)
Loss from continuing operations as reported	$(8,325)	$(3,850)	$(15,328)	$(5,911)
Add (deduct): stock-based employee compensation income included in reported loss	(39)	62	(300)	(485)
Add: stock-based employee compensation expenses determined under fair value method for all awards	(1,635)	(925)	(2,999)	(1,779)

Pro forma loss from continuing operations	$(9,999)	$(4,713)	$(18,627)	$(8,175)

Income (loss) from discontinued operations as reported	$100	$34	$365	$(50)
Deduct: stock-based employee compensation income determined under fair value method for all awards	—	—	—	7

Pro forma income (loss) from discontinued operations	100	34	365	(43)

Pro forma loss	$(9,899)	$(4,679)	$(18,262)	$(8,218)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.54)	$(0.29)	$(1.00)	$(0.45)
Discontinued operations	0.01	—	0.02	—

Loss	$(0.53)	$(0.29)	$(0.98)	$(0.45)

Pro forma:
Continuing operations	$(0.65)	$(0.36)	$(1.22)	$(0.63)
Discontinued operations	0.01	—	0.02	—

Loss	$(0.64)	$(0.36)	$(1.20)	$(0.63)

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Recent Accounting Pronouncements (continued)

SFAS No. 123 (revised 2004) Share-based Payment

In December 2004, FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS No. 123R is encouraged.

On April 15, 2005, the SEC approved a new rule, under which SFAS No. 123R is effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005 (January 1, 2006 for the Company). SFAS No. 123R applies to all awards granted or modified after the effective date of SFAS No. 123R. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS No. 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

The Company estimates that the cumulative effect of adopting SFAS No. 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of June 30, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to June 30, 2005 and prior to the Company’s adoption of SFAS No. 123R. The Company expects that upon the adoption of SFAS No. 123R, it will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, the Company’s financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them the Company’s future compensation strategy.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“Shared-Based Payment”) (“SAB 107”), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with the Company’s adoption of SFAS No. 123R.

2. Inventory

Inventory is comprised of the following:

	June 30, 2005	December 31, 2004
	In thousands
Raw materials	$1,151	$1,598
Work in process	959	533
Finished goods	789	1,168

	$2,899	$3,299

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Acquisition of Xtend

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend (the “Transaction”). Xtend provides infrastructure solutions that expand the bandwidth of cable television lines. The Transaction allowed the Company to diversify its business by adding a different segment to its wireless network business. The results of Xtend’s operations were consolidated with the Company’s operations commencing July 1, 2004.

In connection with the Transaction:

•	The Company issued 1,398,777 shares of the Company’s common stock and made cash payments of approximately $3.0 million for non-competition agreements with certain Xtend employees;

•	The Company provided a contingent promissory note (“Contingent Note”) in the principal amount of $6.5 million payable on March 31, 2007. In the event that the consolidated revenues of the Company in the year ended December 31, 2006 equal or exceed $60.0 million and the consolidated gross margin of the Company equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of the Company’s cash, cash equivalents, short-term investments and accounts receivables, net of the sum of the Company’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20.0 million on December 31, 2005 or on June 30, 2006;

•	In January 2005, the Company paid a cash bonus to an Xtend employee in the approximate amount of $1.2 million and, in July 2004, granted 146,000 shares of restricted stock to the same employee, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria;

•	The Company agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options to purchase shares of Xtend common stock. These cash payments included a payment of approximately $269,000 paid in cash at the closing of the Transaction on June 30, 2004, and $255,000 to be paid as follows: $127,000 paid as of July 1, 2005 and $128,000 due on July 1, 2006;

•	As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, the Company accounted for the Transaction as an acquisition of net assets pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, the Company allocated the purchase price to the individual assets acquired and liabilities assumed, based on their relative fair values, and no goodwill was recorded; and

•	The Company incurred direct expenses related to the Transaction amounting to $0.6 million, which were capitalized as a part of the investment of Xtend.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

3. Acquisition of Xtend (continued)

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years, non-competition agreements over approximately three years, an exclusive sales agreement over four and one half years and workforce over one year.

The fair value of the intangible assets acquired was estimated by a qualified independent appraiser, based upon future expected discounted cash-flows in the second quarter of 2005. If the Company were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets. As of June 30, 2005, the carrying value of the Company’s intangible assets was $5.8 million.

Amortization of intangible assets acquired for the three and six months ended June 30, 2005 was $0.5 million and $1.0 million, respectively, consisting of the amortization of existing technology of $0.1 million and $0.2 million respectively, non-competition agreements of $0.2 million and $0.4 million, respectively, an exclusive sales agreement of $0.1 million and $0.3 million respectively, and workforce of $0.1 million and $0.1 million, respectively.

Estimated amortization expenses of intangible assets for the years subsequent to June 30, 2005 are as follows:

In thousands
Period from July 1, 2005 through December 31, 2005	$896
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

Total	$5,784

4. Shira - Discontinued Operation

Assets and liabilities of the discontinued operation are as follows:

	June 30, 2005	December 31, 2004
	In thousands
Current assets	$—	$72

Current liabilities	$—	$433

Profit and loss of the discontinued operation were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Income (loss) from operation	$—	$32	$(25)	$(53)
Other income (see (b) below)	100	—	390	—
Interest income, net	—	2	—	3

Income (loss) from discontinued operation	$100	$34	$365	$(50)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Shira – Discontinued Operations (continued)

Profit and loss from discontinued operations includes:

(a) The Company did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS No. 146 (“Accounting for costs associated with exit or disposal activities”), during the three and six months ended June 30, 2005. The Company settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the three and six months ended June 30, 2004 the Company paid $5,000 and $82,000, respectively, in severance expenses and termination of contractual obligations.

(b) On March 31, 2005 the Company sold all of its shares of Shira stock to third parties (the “Shira Purchasers”). The Shira Purchasers are required to pay the Company 22.5% to 42.5% of the proceeds that may be received upon the subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $0.3 million. The gain from this sale was $0.3 million and was recorded in discontinued operations. In the second quarter of 2005, the Company received an additional $0.1 million from the Shira Purchasers.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004
	In thousands
Withholding tax	$2,278	$2,025
Compensation and benefits	2,025	2,768
Royalties	954	1,072
Warranty *	236	426
Other	1,320	1,254

	$6,813	$7,545

*	The changes in the balances during the periods are comprised of the following:

	Six Months ended June 30, 2005	Year ended December 31, 2004
	In thousands
Balance at beginning of period	$426	$389
Product warranty issued for new sales	150	380
Changes in accrual in respect of warranty periods ending	(340)	(343)

Balance at end of period	$236	$426

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

6. Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Amounts paid related to severance	$181	$142	$325	$282

Severance expenses*	$329	$182	$503	$279

*	With respect to the Company’s Israeli employees, as of June 30, 2005 the Company expects to contribute $0.3 million to a defined contribution plan and $0.2 million to insurance and pension plans for the year ended December 31, 2005 (includes amounts contributed in the six months ended June 30, 2005).

7. Contingency

With respect to the contingent consideration related to acquisition of Xtend, see note 3.

8. Former Chief Executive Officer Separation Agreement

In April 2002, pursuant to a separation agreement entered into in October 2001 and as part of a restructuring program that the Company implemented in 2001, the Company’s former Chief Executive Officer borrowed $1.0 million. This loan is due on January 1, 2006, or earlier upon the sale of shares of the Company’s common stock held by such officer or upon certain other circumstances. The loan is secured solely by the option to purchase 266,667 shares of the Company’s common stock and the underlying shares held by such officer.

The Company applied combined accounting to these options and the related loan secured by such options. This results in variable accounting for the stock options, with a minimum expense being recorded of $1.0 million. The total adjustments for the three and six months ended June 30, 2005 associated with these options were $0.1 million and $0.4 million, respectively. The Company recorded the charges as restructuring adjustments.

As of June 30, 2005, the former Chief Executive Officer had exercised all of these stock options and, upon the sale of some of the underlying shares of common stock, paid the Company $0.2 million of the aggregate amount borrowed. Since these options have been exercised, the Company no longer accounts for these stock options under Variable Plan accounting.

9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Loss	$(8,225)	$(3,816)	$(14,963)	$(5,961)
Unrealized loss on available-for-sale securities	95	(179)	71	(213)

Comprehensive loss	$(8,130)	$(3,995)	$(14,892)	$(6,174)

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Segment Reporting

Following the acquisition of Xtend, as described in note 3 above, the Company’s business is divided into two segments: “Wireless Network” and “Cable.” The results of Xtend’s operations were consolidated commencing July 1, 2004.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Consolidated revenues from the Wireless Network segment	$1,152	$2,386	$1,856	$4,611

Operating loss from continuing operations:
Wireless Network	4,461	3,954	7,999	6,268
Cable	3,984	—	7,525	—

Total consolidated operating loss from continuing operations	(8,445)	(3,954)	(15,524)	(6,268)
Interest income, net	120	104	196	357

Loss from continuing operations	$(8,325)	$(3,850)	$(15,328)	$(5,911)

Assets:
	June 30, 2005	December 31, 2004
	In thousands
Wireless Network	$32,396	$47,991
Cable:
Intangible assets	5,784	6,802
Other assets	2,815	1,306

	8,599	8,108

Eliminations/adjustments	—	72

	$40,995	$56,171

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Expenditures for long-lived assets:
Wireless Network	$165	$286	$208	$357
Cable	285	—	796	—

	$450	$286	$1,004	$357

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Segment Reporting (continued)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Depreciation and amortization expenses:
Wireless Network	$159	$144	$323	$274

Cable:
Intangible assets	509	—	1,018	—
Other assets	87	—	175	—

	596	—	1,193	—

	$755	$144	$1,516	$274

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Revenues from sales to unaffiliated customers from continuing operations in the Wireless Network segment:
North America	$905	$416	$1,262	$731
Asia	237	1,521	538	3,336
Rest of the world	10	449	56	544

	$1,152	$2,386	$1,856	$4,611

	June 30, 2005	December 31, 2004
	In thousands
Property and equipment, net
Israel	$1,490	$1,053
United States	268	199

	$1,758	$1,252

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

10. Segment Reporting (continued)

Sales to major customers in the Wireless Network segment out of total revenues are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Customer A	66%	17%	50%	15%
Customer B	13%	16%	10%	15%
Customer C	2%	—	10%	—
Customer D	—	3%	2%	17%
Customer E	—	—	9%	10%
Customer F	—	44%	—	28%
Customer G	—	17%	—	9%

11. Subsequent Event

On August 8, 2005, the Company’s management began the implementation of a cost reduction program. The Company reviewed the size and composition of its workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, the Company has reduced its workforce by approximately 16% (when compared to the workforce levels as of June 30, 2005) in the third quarter of 2005. The Company expects to record approximately $0.3 million in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require the Company to incur other material associated costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vyyo Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) provide cable and wireless broadband access solutions through two business segments. Our products are designed for use by utilities, cable television and telecommunication operators, wireless ISPs and enterprise. Our “Wireless Network” segment enables utilities to operate secure wireless networks for communications and SCADA (Supervisory Control And Data Acquisition) of their remote assets. Cable television and telecommunication operators, wireless ISPs and enterprise use our “Cable” segment’s Data Over Cable System Interface Specification (DOCSIS®)-based solutions to deliver telephony (T1/E1), high-speed data and voice over Internet protocol (“VOIP”) to business and residential subscribers. Our cable bandwidth expansion solutions are designed to expand cable operators’ typical HFC (hybrid-fiber coax) network capacity in the “last mile” by up to two times in the downstream and up to ten times in the upstream, addressing bandwidth demand for T1and other advanced services.

Our Cable segment represents the results of operations of Xtend Networks Ltd., an Israeli privately-held development stage company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”), which were consolidated with our operations commencing July 1, 2004, and provides infrastructure solutions that expand the bandwidth of cable television lines.

We are focused on promoting our Wireless Network solutions in the utility, petrochemical, municipality and enterprise markets. Our Cable segment is focused on both promoting T1 solutions for commercial services over cable networks and promoting cable bandwidth expansion solutions that are designed to expand cable operators’ typical HFC network capacity. These opportunities, however, are developing slowly.

We have incurred substantial losses since commencing operations, and as of June 30, 2005, we had an accumulated deficit of $211.4 million. We have not achieved profitability. As we continue to build our customer and revenue base we expect to continue to incur net losses. We will need to generate significantly higher revenues to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding and there is no guarantee that such funding will be available to us. See “Liquidity, Capital Resources and Going Concern Considerations.”

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend. The acquisition of Xtend allows us to diversify our business and to seek to open new markets for our current products.

We provided a contingent promissory note to the former Xtend stockholders (“Contingent Note”) in the principal amount of $6.5 million payable on March 31, 2007. In the event that our consolidated revenues in the year ended December 31, 2006 equal or exceed $60.0 million and our consolidated gross margin equals or exceeds 35% during the same period, the Contingent Note will be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of our cash, cash equivalents, short-term investments and accounts receivables, net of the sum of our long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20.0 million on December 31, 2005 or on June 30, 2006.

In January 2005, we paid a cash bonus to an Xtend employee of approximately $1.2 million and, in July 2004, granted 146,000 shares of restricted stock to the same employee, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria.

We made cash payments to certain other Xtend option holders and Xtend employees in connection with the cancellation of those parties’ outstanding options in Xtend. These cash payments included a payment of approximately $269,000 paid in cash at the closing of the acquisition, and $255,000 to be paid as follows: $127,000 paid as of July 1, 2005 and $128,000 due on July 1, 2006.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations we accounted for the acquisition as an acquisition of net assets.

The fair value of the intangible assets acquired was estimated by a qualified independent appraiser, based upon future expected discounted cash-flows in the second quarter of 2005. If we were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets. As of June 30, 2005, the carrying value of our intangible assets was $5.8 million.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years, non-competition agreements over approximately three years, exclusive sales agreement over four and one half years and workforce over one year.

Amortization of intangible assets acquired for the three and six months ended June 30, 2005 was $0.5 million and $1.0 million, respectively, consisting of the amortization of existing technology of $0.1 million and $0.2 million, respectively, non-competition agreements of $0.2 million and $0.4 million, respectively, an exclusive sales agreement of $0.1 million and $0.3 million, respectively, and workforce of $0.1 million and $0.1 million, respectively.

Estimated future amortization expenses are as follows:

In thousands
Period from July 1, 2005 through December 31, 2005	$896
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

Total	$5,784

Subsequent Event

On August 8, 2005, our management began the implementation of a cost reduction program. We reviewed the size and composition of our workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, we have reduced our workforce by approximately 16% in the United States and Israel (when compared to the workforce levels as of June 30, 2005) in the third quarter of 2005. We expect to record approximately $0.3 million in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require us to incur other material associated costs.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2004. We determined the critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue Recognition

Revenues from our Wireless Network segment and Cable segment are derived from sales of products. As of June 30, 2005, our revenues from services were not significant. Our products are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold individually according to a standard fixed price determined by us. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case these products are shipped at the same time to the customer. Our products are off-the-shelf products; accordingly, we do not recognize revenue when our customers have the right of return or any additional services are not delivered (except for our standard product warranty).

We record revenues from our products when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and we have no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured.

EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003.

EITF Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which our products are sold together as a package. Because we deliver these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF 00-21 had no impact on our financial position and results of operations.

Short-Term Investments

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have designated our investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments as short-term under “short-term investments,” even though the stated maturity date may be one year or more beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are included in interest income, net.

In March 2004, FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes annual disclosure requirements for investments that are deemed temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF Issue No. 03-1 (however, the disclosure requirements remain effective). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released. We recognize an impairment charge when the decline in the fair values of these investments below their cost basis are deemed to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have recorded expenses of $23,000 and $135,000, respectively, for the three and six months ended June 30, 2005 for an other-than-temporary impairment in our available-for-sale securities.

Inventory

During the three months ended June 30, 2005, we recorded a write-down of inventory of $0.35 million. We took this write-down to account for excess inventory resulting from our increased focus on providing products to utility and cable customers. Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor as well. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

Product Warranty

We accrue for product warranty costs at the same time that we recognize product revenues. The provision is calculated as a percentage of the sales based on historical experience.

Intangible Assets

The acquisition of Xtend has generated significant amounts of intangible assets that consist mainly of technology, non-competition agreements, an exclusive sales agreement and workforce. These definitive-life intangible assets are amortized using the straight-line method over their estimated periods of useful lives, ranging between one and six years. This valuation of the fair value of these intangible assets acquired was performed by a qualified independent appraiser, based on the estimated expected discounted cash-flows, and will be subject to future impairment tests.

Recent Accounting Pronouncements

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 123 (revised 2004) Share-based Payment

In December 2004, FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for us). Early adoption of SFAS No. 123R is encouraged.

On April 15, 2005, the SEC approved a new rule, under which SFAS No. 123R is effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005 (January 1, 2006 for us). SFAS No. 123R applies to all awards granted or modified after the effective date of SFAS No. 123R. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS No. 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

We estimate that the cumulative effect of adopting SFAS No. 123R as of our adoption date (January 1, 2006), based on the awards outstanding as of June 30, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to June 30, 2005 and prior to our adoption of SFAS No. 123R. We expect that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, our financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them our future compensation strategy.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“Shared-Based Payment”) (“SAB 107”), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123R.

Results of Operations

Revenues

Revenues decreased to $1.2 million in the second quarter of 2005 from $2.4 million in the second quarter of 2004, and to $1.9 million in the first six months of 2005 from $4.6 million in the first six months of 2004. The decrease in revenues in the second quarter and in the first six months of 2005 was due to the decreased shipments of our products as well as lower selling prices as a result of competitive price pressure. For the three and six months ended June 30, 2005, revenues do not include revenues from sales of inventory that were previously written down to $0. During the three and six months ended June 30, 2004, revenues include revenues from sales of inventory that were previously written down in the amount of $0.4 million and $1.0 million, respectively.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Customer A	66%	17%	50%	15%
Customer B	13%	16%	10%	15%
Customer C	2%	—	10%	—
Customer D	—	3%	2%	17%
Customer E	—	—	9%	10%
Customer F	—	44%	—	28%
Customer G	—	17%	—	9%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues increased to $1.4 million in the second quarter of 2005 from $1.2 million in the second quarter of 2004 and was $2.2 million in the six months ended June 30, 2005 and 2004. The increase in cost of revenues in the second quarter of 2005 was primarily attributable to the increase in workforce. In addition, for the three and six months ended June 30, 2005 we included in cost of revenues the amortization of technology of $0.1 million and $0.2 million, respectively. For the three months ended June 30, 2005, we recorded a write-down of inventory of $0.35 million. We took this write-down to account for excess inventory resulting from our increased focus on providing products to utility and cable customers. In addition, on November 4, 2004, two of our subsidiaries entered into new leases at increased rent and fee payments. These subsidiaries moved into their new locations during the second quarter of 2005. As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $0.1 million in the second quarter of 2004, as well as $0.4 million in the first six months of 2004, related to the sale of such inventories. Our gross margin in the second quarter of 2005 decreased from our gross margin in the second quarter of 2004 primarily due to competitive price pressure in our markets and decreased shipments which resulted in an increase in our fixed costs. We anticipate that our gross margins will continue to fluctuate and that our cost of revenues will increase in future periods to the extent that we deplete our previously written-down inventories and sell products from newly-acquired inventories.

Research and Development

Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Substantially all of our research and development activities are carried out in our facilities in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $2.9 million in the second quarter of 2005 from $1.3 million in the second quarter of 2004 and to $5.6 million in the first six months of 2005 from $2.5 million in the first six months of 2004. Research and development expenses include approximately $1.6 million from the Cable segment in the second quarter of 2005. The increase in research and development expenses in the three and six months of 2005 was due to our research and development efforts for our new Cable segment as well as an increase in our workforce resulting from the acquisition of Xtend. For a description of additional costs related to the relocation of our Israeli facilities, see “Cost of Revenues” above. We anticipate that research and development expenses will decrease in future periods after considering our August 2005 reduction in workforce.

Acquisition of Research and Development in-Process

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

Sales and Marketing

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses increased to $3.1 million in the second quarter of 2005 from $1.2 million in the second quarter of 2004 and to $5.8 million in the first six months of 2005 from $2.6 million in the first six months of 2004. The increase in sales and marketing expenses in the second quarter and the first six months of 2005 was due to (a) approximately $1.7 million attributable to the new Cable segment in the second quarter of 2005, including expenses for market research, (b) an increase in sales efforts for our wireless products in the utilities and gas markets and other new markets, (c) an increase in our workforce and (d) an increase in expenses for participation in several exhibitions. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products. As for additional costs related to the relocation of our Israeli facilities, see “Cost of Revenues” above.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, strategic and business development and legal. General and administrative expenses increased to $1.9 million in the second quarter of 2005 from $1.3 million in the second quarter of 2004 and to $3.3 million in the first six months of 2005 from $2.7 million in the first six months of 2004. We expect general and administrative expenses to be higher in 2005 compared to 2004 as we continue to implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses also included expenses of $0.5 million in the second quarter of 2005, and $0.6 million in the second quarter of 2004, which includes payments to Harmony Management, Inc., a corporation owned by Davidi Gilo, our Chief Executive Officer, pursuant to an aircraft time sharing agreement and to an unaffiliated third party management company, in connection with several charters of an aircraft for business travel purposes. As for additional costs related to the relocation of our Israeli facilities, see “Cost of Revenues” above.

Amortization of Intangible Assets

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology acquired in the Xtend acquisition over six years, non-competition agreements over approximately three years, exclusive sales agreement over four and one-half years and workforce over one year.

Amortization of intangible assets acquired for the three and six months ended June 30, 2005 was $0.5 million and $1.0 million, respectively, consisting of the amortization of existing technology of $0.1 million and $0.2 million, respectively, non-competition agreements of $0.2 million and $0.4 million, respectively, an exclusive sales agreement of $0.1 million and $0.3 million, respectively, and workforce of $0.1 million and $0.1 million, respectively.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with the restructuring program, we recorded restructuring income in the second quarter of 2005 of $0.1 million from a positive adjustment with respect to a variable compensation plan related to our former Chief Executive Officer. There are no other severance expenses or termination of contractual obligations payments attributable to the restructuring. As of June 30, 2005 the former Chief Executive Officer exercised all of his stock options. Since these options have been exercised, we no longer account for these stock options under Variable Plan accounting.

Interest Income, Net

Interest income, net, includes interest from investment income, foreign currency remeasurement gains and losses. Net interest income was $120,000 in the second quarter of 2005 and $104,000 in the second quarter of 2004. Net interest income was $196,000 in the first six months of 2005 and $357,000 in the first six months of 2004. Interest income for the second quarter of 2005 was offset due to an Other-Than-Temporary investment impartment of $23,000 attributable to the effect of rising interest rates on our fixed interest debt investments that potentially may not be held until maturity. Our interest income is derived from our cash and short-term investment balances. We expect that our interest income will continue to decrease due to decreasing cash balances.

Income Taxes

As of December 31, 2004, our Israeli subsidiaries (excluding Shira) had net operating loss carryforwards of approximately $84.0 million. The Israeli loss carryforwards have no expiration date.

Our Israeli subsidiaries (the “Subsidiaries”) have been granted “approved enterprise” status for several investment programs. The “approved enterprise” status entitles the Subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the Subsidiaries attain taxable income. In addition, this “approved enterprise” status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 34% for 2005) for the remaining term of the investment program depending on the proportion of foreign investment made in the particular project.

Since the Subsidiaries have no taxable income, the tax exemption periods have not yet commenced. The Subsidiaries losses are expected to offset certain future earnings of the Subsidiaries, if attained, during the tax exemption periods; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly deferred tax assets from such losses have not been included in our condensed consolidated financial statements. The entitlement to the above benefits is conditional upon the Subsidiaries fulfilling the conditions stipulated by the Israeli Encouragement of Capital Investment Law of 1959 regulations published thereunder and the specific instruments of approval for the Subsidiaries. We have provided a full valuation allowance against our United States federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Charges for Stock-Based Compensation

Charges for stock-based compensation represent the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and the purchase price of the underlying common stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the stock options. Net income related to stock-based compensation of $39,000 in the second quarter of 2005 and $300,000 in the first six months of 2005 resulted from (a) a separation agreement (including income adjustments of $93,000 in the second quarter of 2005 and $408,000 in the first six months of 2005 associated with the termination of our former Chief Executive Officer recorded as a restructuring adjustment) and (b) stock option grants to service providers accounted for on the fair value based method.

Discontinued Operation

Assets and liabilities of the discontinued operation were as follows:

	June 30, 2005	December 31, 2004
	In thousands
Current assets	$—	$72

Current liabilities	$—	$433

Profit and loss of the discontinued operation were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	In thousands		In thousands
Income (loss) from operation	$—	$32	$(25)	$(53)
Other income (see b below)	100	—	390	—
Interest income, net	—	2	—	3

Income (loss) from discontinued operation	$100	$34	$365	$(50)

Profit and loss from discontinued operation includes:

(a) We did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS No. 146 (“Accounting for costs associated with exit or disposal activities”), during the three and six months ended June 30, 2005.

We settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the three and six months ended June 30, 2004, we paid $5,000 and $82,000, respectively, in severance expenses and termination of contractual obligations.

(b) On March 31, 2005, we sold all of our shares of Shira stock to third parties (hereafter the “Shira Purchasers”). The Shira Purchasers are required to pay to us 22.5% to 42.5% of the proceeds that may be received upon the subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $0.3 million. The gain from this sale was $0.3 million and was recorded in discontinued operations. In the second quarter of 2005, we received an additional $0.1 million from the Shira Purchasers.

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced a significant loss from operations. For the six-month period ended June 30, 2005, we incurred a net loss of $15.0 million and had an accumulated deficit of $211.4 million. Our ability to continue as a going concern will depend upon our ability to raise additional capital or attain profitable operations. We are considering raising additional capital to fund our operations. In addition, we are seeking to expand our revenue base by adding new customers and further reducing expenses. Failure to secure additional capital or to expand our revenue base would likely result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of June 30, 2005, we had $27.3 million of cash, cash equivalents and short-term investments. In the first six months of 2005, net cash used in operations was $14.6 million, comprised mainly of (a) our loss of $15.0 million, (b) changes related to an increase in accounts receivable and other current assets of $0.3 million and $0.4 million, respectively, and a decrease of accrued liabilities of $0.7 million, offset mainly by a decrease in inventory of $0.4 million and an increase in other working capital accounts of $0.2 million and (c) non-cash charges of $1.2 million related mainly to depreciation and amortization of $1.5 million offset by $0.3 million related to stock-based compensation. In the first six months of 2004, net cash used in operations was $5.5 million comprised mainly of our net loss of $6.0 million.

In the first six months of 2005, net cash provided by investing activities was $12.7 million comprised of our sales and maturities of short-term investments net of our purchase of short-term investments of $13.7 million, partially offset by an outflow from purchases of property and equipment of $1.0 million. In the first six months of 2004, net cash provided by investing activities was approximately $9.7 million, comprised of: (a) our sales and maturities of short-term investments net our purchase of short-term investments of $8.5 million and (b) net cash from the acquisition Xtend of $1.6 million, partially offset by an outflow from purchases of property and equipment of $0.4 million.

Financing activities in the first six months of 2005 amounted to approximately $0.5 million attributable to proceeds from stock option exercises and notes receivable from stockholders. Financing activities in the first six months of 2004 amounted to approximately $0.6 million attributable to proceeds from stock option exercises.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and other factors. During the next 12 months, we expect that we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2004 and June 30, 2005, we had approximately $2.6 million and $2.2 million, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2005.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•	our expectation that we will continue to incur net losses;

•	our belief that we will need to generate significantly higher revenues to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability;

•	our belief that, if we were to determine in a future period that an impairment of intangible assets had occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets;

•	our expectation that we will record approximately $0.3 million in a one-time cash severance payment and related expenses due to our recent workforce reduction;

•	our belief that our most critical accounting policies include policies related to revenue recognition, short-term investments, inventory, product warranties and intangible assets;

•	our belief that the adoption of SFAS No. 154 will not have a material effect on our consolidated financial position, results of operations or cash flow;

•	our estimation that the cumulative effect of adopting SFAS No. 123R as of our adoption date (January 1, 2006), based on the awards of stock options outstanding as of June 30, 2005, will not be material;

•	our expectation that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by SFAS No. 123R;

•	our anticipation that, although our principal revenue-generating customers are likely to vary on a quarterly basis, our revenues will remain concentrated among a few customers for the foreseeable future;

•	our anticipation that our gross margins will continue to fluctuate and that our cost of revenues will increase in future periods to the extent that we deplete our previously written-down inventories and sell products from newly-acquired inventories;

•	our anticipation that our research and development expenses will decrease in future periods given our August 2005 reduction in workforce;

•	our anticipation that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products;

•	our expectation that general and administrative expenses will be higher in 2005 compared to 2004 as we continue to implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act of 2002;

•	our expectation that our interest income will continue to decrease due to decreasing cash balances;

•	our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during tax exemption periods (provided under Israeli law);

•	our belief that our ability to continue as a going concern will depend on our ability to raise additional capital or attain profitable operations;

•	our belief that failure to secure additional capital or expand our revenue base would likely result in depleting our available funds and not being able to pay our obligations when they become due;

•	our expectation that during the next 12 months we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objections and requirements;

•	our belief that if we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders;

•	our belief that we may not be able to obtain additional funds on acceptable terms, or at all; and

•	our expectation that certain levels of our purchase obligations may become payable to our suppliers at various times through 2005.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” “believe,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our actual results to differ materially from the results expressed or implied by such forward-looking statements include those set forth under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

Risk Factors

Our business is subject to substantial risks, including the risks described below.

We will need to raise additional capital in the future, and if we are unable to timely secure adequate funds on terms acceptable to us, we may not be able to execute our business plan or to continue as a going concern.

During the next 12 months, we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $15.0 million in the first six months of 2005 and $21.1 million in the year ended December 31, 2004. As of June 30, 2005, our accumulated deficit was $211.4 million. In addition, we have increased our sales and marketing expenditures and research and development expenditures in connection with our efforts to develop new sources of revenue. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

If our cash and cash equivalents fall below $20.0 million on December 31, 2005 or on June 30, 2006, the Contingent Note will be accelerated and will be due three months after acceleration.

We provided the Contingent Note in the principal amount of $6.5 million payable on March 31, 2007. In the event that our consolidated revenues in the year ended December 31, 2006 equal or exceed $60.0 million and our consolidated gross margin equals or exceeds 35% during the same period, the Contingent Note shall be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of our cash, cash equivalents, short-term investments and accounts receivables, net of the sum of our long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20.0 million on December 31, 2005 or on June 30, 2006.

If we fail to achieve significant market penetration and customer acceptance of our products, our prospects would be substantially harmed.

The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Our products in the Cable segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. To date, we have only begun to install Xtend products with customers in field trials. There can be no assurance that our initial installations of Xtend products will be successful. As a development stage company, Xtend may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

Our success will depend on the cable industry’s willingness and ability to substantially increase the available bandwidth on their networks using our alternative technology solution.

For our products to be sold in significant quantities, MSOs must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenue streams to justify the deployment of our technology. Meanwhile, major MSOs have indicated that the imminent completion of significant network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. MSOs such as Adelphia Communications have been in bankruptcy proceedings. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of these cable operators, our operating results would be adversely affected.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain our business.

Our future success in the telecommunications market depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop, expand or be sufficiently large to sustain our business. Major service providers in the United States have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. Our expectations with respect to a recovery, if any, in the telecommunications market, may not prove accurate. In the event that service providers adopt technologies other than the wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business.

While we are continuing to operate our traditional Wireless Network segment and have increased our sales and marketing efforts to address the utilities and oil and gas market and other new markets, we are also considering a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current wireless network technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal.

If telecommunications service providers and systems integrators do not promote and purchase our products, or if the telecommunications equipment market does not improve and grow, our business will seriously be harmed.

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

We acquired Xtend, a provider of infrastructure solutions that expand the bandwidth of cable television lines, on June 30, 2004. We also continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating Xtend as a profitable business as we were unable to operate Shira as a profitable business. In addition, we may have difficulty integrating Xtend’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Xtend since a significant number of its management is currently in Israel and in Atlanta, Georgia. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Xtend or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

We will need to develop distribution channels and management resources to market and sell our products.

We are at a development stage in the commercialization of Xtend products. We currently have strictly limited relationships with potential customers and distributors as well as limited professional sales staff. We will be successful only if we are able to develop distribution channels to market and sell Xtend products.

In order to develop such channels and market and sell Xtend products, we will need to build a well-connected team of executives and marketing professionals. Many of these executive and professionals will likely need to be based in the United States. It may be difficult for us to hire and retain qualified personnel. Integrating new personnel, particularly U.S.-based personnel, may be challenging from a culture and logistics perspective because most of Xtend’s employees are currently based in Israel. Meanwhile, our management has very limited experience in the cable industry.

We currently have limited exposure to global business opportunities. We will not be able to take advantage of any meaningful potential global demand for our products unless and until we are able to develop global distribution channels and strategies.

We have not yet produced or deployed Xtend products in high volumes.

We have not yet produced Xtend products in high volumes and there may be challenges and unexpected delays, such as quality control issues, in our attempts to increase volume and lower production costs. Our long term success depends on our ability to produce high quality products at a low cost and, in particular, to reduce the production cost of Xtend products designed for residential use.

Because we have not yet deployed Xtend products in high volume, there is significant technology risk associated with any such future deployment. We cannot be sure that any such high volume deployment would be successful.

We will depend on cable and telecommunications industry capital spending for much of our revenue and any decrease or delay in such spending would adversely affect our prospects.

Demand for our products will depend on the size and timing of capital expenditures by telecommunications service providers and MSOs. These capital spending patterns are dependent upon factors including:

•	the availability of cash or financing;

•	budgetary issues;

•	regulation and/or deregulation of the telecommunications industry;

•	competitive pressures;

•	alternative technologies;

•	overall demand for broadband services, particularly relatively new services such as VOIP;

•	industry standards;

•	the pattern of increasing consolidation in the industry; and

•	general consumer spending and overall economic conditions.

If MSOs and telecommunications service providers do not make significant capital expenditures, our prospects could be adversely affected.

We will depend on future demand for additional bandwidth by the cable industry and its end customers.

Because our Xtend products expand available bandwidth over existing infrastructure, demand for these products depends on demand for additional bandwidth by the cable industry and its end customers. The scope and timing of end user demand for such additional bandwidth is uncertain and hard to predict. The factors influencing this demand include competitive offerings, applications availability, pricing models, costs, regulatory requirements and the success of initial roll-outs. If the future demand for bandwidth is insubstantial, is addressed by alternative technologies or does not develop in the near future, our prospects would be adversely affected.

Our participation or lack of participation in industry standards groups may adversely affect our business.

We are not active in the standards process of the Cable Television Laboratories, Inc., a cable industry consortium that establishes cable technology standards and administers compliance testing. In the future, we may determine to join or not join other standards or similar organizations. Our membership in these organizations could dilute our proprietary intellectual property rights in our products while our failure to participate in others could jeopardize acceptance of any of our products that do not meet industry standards.

Product standardization, as may result from wireless industry initiatives or from initiatives of the major cable operators, may adversely affect our prospects.

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

Since we have recently reduced our workforce, our research and development efforts could be harmed.

We recently implemented a cost reduction program by reducing our workforce. The full implementation of this program resulted in a reduction of our workforce of approximately 16% (when compared to the workforce levels as of June 30, 2005). This reduction will have the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

Because we operate in international markets, we are exposed to additional risks which could cause our international sales to decline and our foreign operations to suffer.

Sales outside of North America accounted for approximately 21% of our revenues in the second quarter of 2005. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

Future demand for our broadband wireless and cable products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video; video-on-demand (VOD); high definition (HD) television; very high-speed data services and VOIP telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises (FTTP) networks; new video compression standards such as MPEG-4 and Microsoft’s Windows Media 9; the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders (DVRs). If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	convergence, or the desire of certain operators to provide a combination of video, voice and data services to consumers, also known as the “triple play;”

•	the use of digital video by businesses and governments;

•	the privatization of state-owned telecommunication companies in other countries;

•	efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies; and

•	the extent and nature of regulatory attitudes toward such issues as competition between operators, access by third parties to networks of other operators and new services such as VOIP.

If, for instance, operators do not pursue the triple play as aggressively as we expect, our net sales growth would be materially and adversely affected. Similarly, if our expectations regarding these and other trends are not met, our net sales could be materially and adversely affected.

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

A delay in the recognition of revenue, even from one customer, could have a significant negative impact on our results of operations for a given period. Also, because only a small portion of our expenses vary with our revenues, if revenue levels for a quarter fall below our expectations, we would not be able to timely adjust expenses accordingly, which would harm our operating results in that period. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. If our operating results fall below the expectations of investors in future periods, our share price would likely decline.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Customer A	66%	17%	50%	15%
Customer B	13%	16%	10%	15%
Customer C	2%	—	10%	—
Customer D	—	3%	2%	17%
Customer E	—	—	9%	10%
Customer F	—	44%	—	28%
Customer G	—	17%	—	9%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

Conditions in Israel affect our operations and could limit our ability to produce and sell our systems.

Our research and development and final testing and assembly facilities, a majority of our employees and some of our contract manufacturers are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the recent wars in Iraq and Afghanistan and the current military and political presence of the United States or its allies in Iraq and Afghanistan could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel and the Middle East, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

Our Chief Financial Officer, one of our directors and a majority of our employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

Because substantially all of our revenues are generated in U.S. dollars while a portion of our expenses are incurred in New Israeli Shekels, our results of operations could be seriously harmed if the rate of inflation in Israel exceeds the rate of devaluation of the New Israeli Shekel against the U.S. dollar.

Our functional currency is the U.S. dollar. We generate substantially all of our revenues in U.S. dollars, but we incur a substantial portion of our expenses, principally salaries and related personnel expenses related to research and development, in New Israeli Shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel.

Because we do not have long-term contracts with our customers, our customers can discontinue purchases of our systems at any time, which could adversely affect future revenues and operating results.

We sell our broadband access equipment and systems based on individual purchase orders. Our customers generally are not obligated by long-term agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

The potential effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband market, which would adversely affect our business.

Countries worldwide are considering or are in the process of allocating frequencies for wireless applications, but not all markets have done so. If the United States and/or other countries do not provide sufficient spectrum for wireless applications or reallocate spectrum in the wireless frequency bands for other purposes, our customers may delay or cancel deployments in broadband wireless, which could seriously harm our business. Further, if our customers are unable to obtain licenses to sufficient spectrum in the wireless frequency bands our business could be seriously harmed.

The cable industry is also heavily regulated and changes in the regulatory landscape may adversely affect our business. For example, cable operators are currently required to carry a significant number of analog channels. A reduction or elimination of this requirement may free bandwidth for these operators and reduce the potential market for our products.

Competition may decrease our market share, net revenues and gross margins, which could cause our stock price to decline.

The market for broadband access equipment and systems is intensely competitive, rapidly evolving and subject to rapid technological change. The main competitive factors in our markets include:

•	product performance, features and reliability;

•	price;

•	stability;

•	scope of product line;

•	sales and distribution capabilities;

•	technical service and support;

•	relationships, particularly those with system integrators and operators; and

•	industry standards.

Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc.; Aperto Networks, Inc.; NextNet Wireless, Inc.; IP Wireless, Inc.; Navini Networks, Inc.; Wi-LAN Inc.; SR Telecom Inc.; Harris Corporation; Cambridge Wireless Limited; Flarion Technologies Inc.; VCom Inc.; Airspan Networks, Inc.; ZTE Corporation; Scientific-Atlanta, Inc.; Motorola, Inc.; C-Core and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. In the cable industry, our cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

Hardware defects or software errors could increase our costs and impair the market acceptance of our systems, which would adversely affect our future operating results.

Our systems will occasionally contain certain defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our software or hardware that we have failed to detect. We have in the past experienced, and may experience from time to time in the future, defects in new or enhanced products and systems after commencement of commercial shipments, or defects in deployed systems. This may be observed in connection with stability or other performance problems. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system, it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we also may be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop compatible, required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our broadband wireless systems, substantially all of whom are located in Israel, Taiwan and China. Our Xtend products are manufactured in Israel by contract manufacturers. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into a written agreement with a manufacturer for our modems would harm our business.

In addition to sales to system integrators, we also sell in some instances directly to service providers. Such direct sales require us to resell equipment to service providers manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We are particularly dependent on third party radio suppliers in selling our 3.5 Ghz and other products. We currently have no formal relationship with any third party supplier. If we are unable to establish relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

Our Xtend products are implemented over the hybrid fiber coaxial plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with Xtend products. In addition, we depend on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

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

Although we reduced the costs of our wireless network operations in response to the decline in the telecommunications industry that began around 2001, we have increased certain expenses to address new business opportunities in both the Wireless Network and Cable segments and we will need to continue to monitor closely our costs and expenses. If the market and our business do not expand, we may need to further reduce our operations.

Our acquisition of Xtend has caused our costs to increase as we seek to develop business. In addition, the acquisition agreement requires payment to certain former Xtend stockholders as part of the purchase price, subject to various performance criteria.

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

We regularly evaluate and seek to explore and develop derivative products relating to our Wireless Network and Cable segments systems. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty makes it difficult to forecast future demand for our products.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

A customer’s decision to purchase our products typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks, over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 and the resulting rules of the Nasdaq National Market have required and will continue to require changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs. In addition, we have incurred and will continue to incur significant costs as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

In addition to the increased costs discussed above, we are spending an increased amount of management time and internal resources to understand and comply with these changing laws, regulations and standards relating to corporate governance and public disclosure. Allocating the necessary resources to comply with evolving corporate governance and public disclosure standards has increased general and administrative expenses and caused a diversion of management time and attention to compliance activities.

Recent regulations related to equity compensation could adversely affect earnings, affect our ability to raise capital and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to the U.S. GAAP that require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The ultimate outcome of this requirement will most likely negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by the Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

The government programs and benefits we receive require us to satisfy prescribed conditions. These programs and benefits may be terminated or reduced in the future, which would increase our costs and taxes and could seriously harm our business.

Certain of our capital investments have been granted “approved enterprise” status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiaries, Vyyo Ltd. and Xtend, have accumulated loss carry-forwards for Israeli tax purposes and therefore have not enjoyed any tax benefits under current approved enterprise programs.

In the past, we have received grants from the government of Israel for the financing of a portion of our research and development expenditures for previous products in Israel. The regulations under which we received these grants restrict our ability to manufacture products or transfer technology outside of Israel for products developed with this technology. Furthermore, these grants may not be available to us in the future.

As of April 1, 2005, the government of Israel has eliminated the ability of companies to submit new applications for approved enterprise status. This change in the government policy may hinder us in the future with respect to any benefits we may have received for new undertakings which would have been entitled to “approved enterprise” status.

Several of our directors and officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, and is an investor and co-Chief Executive Officer of an Israeli investor group in which Mr. Gilo is also an investor. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be considered to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay could be reduced and any merger or takeover could be delayed.

As of June 30, 2005, our management collectively owned approximately 35.2% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of June 30, 2005). This percentage includes shares owned by Michael Corwin, our President and Chief Operating Officer, who took a leave of absence beginning May 13, 2005 for a period of up to nine months.

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

Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology and telecommunications-related companies in particular, have been highly volatile. Our common stock may not trade at the same levels compared to shares of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could become the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

Provisions of our governing documents and Delaware law could discourage acquisition proposals or delay a change in control.

Our Fourth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

•	our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•	our board of directors is divided into three classes, each serving three-year terms;

•	super-majority voting is required to amend key provisions of our Fourth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws;

•	there are limitations on who can call special meetings of stockholders;

•	stockholders are not able to take action by written consent; and

•	advance notice is required for nominations of directors and for stockholder proposals.

In addition, provisions of Delaware law and our stock option plans may also discourage, delay or prevent a change of control or unsolicited acquisition proposals.

It may be difficult to enforce a judgment in the United States against us and our nonresident Chief Financial Officer and certain directors.

Our Chief Financial Officer and two of our directors are not residents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil or criminal liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

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

As of June 30, 2005, we had cash, cash equivalents and short-term investments of $27.3 million. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

While all our cash equivalents and short-term investments are classified as “available-for-sale,” generally we may not be able to hold our fixed income investments until maturity. However we would expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We may not be able to obtain similar rates after maturity as a result of fluctuating interest rates. We do not hedge any interest rate exposures.

Quantitative Interest Rate Disclosure as of June 30, 2005

If market interest rates were to increase on June 30, 2005 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $24,000, or approximately 0.11% of the total portfolio (approximately 0.11% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2005 remains constant throughout the third quarter of 2005 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2005 remain constant for the duration of the third quarter of 2005, interest income for the third quarter of 2005 would be approximately $118,000. Assuming a decline of 10% in the market interest rates at June 30, 2005, interest income for the third quarter of 2005 would be approximately $104,000 which represents a decrease in interest income of approximately $7,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three and six months ended June 30, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at June 30, 2005 over the remaining contractual lives.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. We registered the shares of common stock sold in the offering under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the SEC on April 3, 2000. The initial public offering price was $40.50 per share for an aggregate initial public offering of $104.8 million. After deducting underwriting discounts and commissions of $7.3 million and offering expenses of approximately $2.6 million, net proceeds to us from the offering were approximately $94.9 million.

From April 3, 2000 through June 30, 2005, we used net offering proceeds as follows: approximately $7.9 million for purchases of property, plant and equipment, approximately $2.4 million for repayment of short term debt obligations, approximately $11.4 million for repurchase of our common stock, approximately $1.6 million in connection with the Xtend Transaction and approximately $81.4 million for working capital.

On September 19, 2000, we completed an underwritten public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the SEC on September 13, 2000. The public offering price was $94.688 per share for an aggregate public offering price of the shares we sold of $55.2 million. After deducting underwriting discounts and commissions of $2.9 million and offering expenses of approximately $1 million, net proceeds to us from the offering were approximately $51.3 million.

From September 13, 2000 through June 30, 2005, we used approximately $3.6 million of the net offering proceeds for purchases of property, plant and equipment and the acquisition of Xtend and approximately $21.9 million of the net offering proceeds for working capital.

Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Letter agreement between Vyyo Inc. and Michael Corwin, dated May 13, 2005. Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2005, and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Letter Agreement between Vyyo Inc. and Michael Corwin, dated May 13, 2005. Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2005, and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.