Form 10-Q
period 2005-09-30
VYYO INC
filed 2005-11-14
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2005, there were 15,629,496 shares of Common Stock outstanding.

INDEX

VYYO INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Vyyo Inc.

Condensed Consolidated Balance Sheets

(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,282	$5,512
Short-term investments	15,335	36,700
Accounts receivable, net	865	1,037
Inventories (Note 2)	2,193	3,299
Other	939	777

Total current assets	24,614	47,325

Property and equipment, net	1,771	1,252
Employee rights upon retirement funded	871	792
Intangible assets (Note 3)	5,336	6,802

TOTAL ASSETS	$32,592	$56,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,531	$1,934
Accrued liabilities (Note 5)	6,320	7,545

Total current liabilities	8,851	9,479

Liability for employee rights upon retirement	1,495	1,453

CONTINGENCY (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized; 15,625,496 and 15,232,420 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	244,051	242,956
Deferred stock-based compensation	(885)	—
Notes receivable from stockholders	(588)	(1,037)
Accumulated other comprehensive loss	—	(222)
Accumulated deficit	(220,332)	(196,458)

Total stockholders’ equity	22,246	45,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,592	$56,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Common Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES (Note 10)	$225	$913	$2,081	$5,524
COST OF REVENUES:
Cost of products sold	2,153	988	4,194	3,210
Amortization of technology (Note 3)	92	97	276	97

TOTAL COST OF REVENUES	2,245	1,085	4,470	3,307

GROSS (LOSS) PROFIT	(2,020)	(172)	(2,389)	2,217

OPERATING EXPENSES (INCOME):
Research and development	2,966	1,887	8,556	4,370
Acquisition of research and development in-process (Note 3)	—	—	—	1,402
Selling and marketing	2,248	3,230	8,039	5,806
General and administrative, net	1,442	1,317	4,790	4,062
Amortization of intangible assets (Note 3)	356	425	1,190	425
Restructuring adjustments (Note 8)	—	(243)	(408)	(792)

Total operating expenses	7,012	6,616	22,167	15,273

OPERATING LOSS	(9,032)	(6,788)	(24,556)	(13,056)

INTEREST INCOME, net	121	117	317	474

LOSS FROM CONTINUING OPERATIONS	(8,911)	(6,671)	(24,239)	(12,582)

DISCONTINUED OPERATIONS (Note 4)	—	61	365	11

LOSS FOR THE PERIOD	$(8,911)	$(6,610)	$(23,874)	$(12,571)

LOSS PER COMMON SHARE
Basic and diluted:
Continuing operations	$(0.57)	$(0.45)	$(1.58)	$(0.92)
Discontinued operations	—	—	0.02	—

	$(0.57)	$(0.45)	$(1.56)	$(0.92)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	15,535	14,699	15,372	13,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(23,874)	$(12,571)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	2,224	1,003
Acquisition of research and development in process	—	1,402
Amortization and charge related to stock-based compensation, net	(173)	(428)
Capital gain on sale of fixed assets	(2)	(44)
Changes in assets and liabilities:
Accounts receivable	172	(371)
Other current assets	(162)	70
Inventories	1,106	(1,704)
Accounts payable	597	654
Accrued liabilities	(1,225)	1,410
Liability for employee rights upon retirement	42	138

Net cash used in operating activities	(21,295)	(10,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,277)	(472)
Proceeds from sale of property and equipment	2	44
Purchase of short-term investments	(10,381)	(81,197)
Proceeds from sales and maturities of short-term investments	31,968	87,728
Contributions to severance pay funds	(79)	(101)
Net cash acquired from acquisition of Xtend	—	(529)

Net cash provided by investing activities	20,233	5,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	383	1,090
Proceeds from notes receivable from stockholders	449	—

Net cash provided by financing activities	832	1,090

Decrease in cash and cash equivalents	(230)	(3,878)
Cash and cash equivalents at beginning of period	5,512	12,930

Cash and cash equivalents at end of period	$5,282	$9,052

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, reclassifications and adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations. For the nine months ended September 30, 2005, the Company incurred a net loss of $23,874,000 and had an accumulated deficit of $220,332,000. In addition, the Company has an obligation of $6,500,000 under a contingent promissory note as described in Note 3 below. These maters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital in the short term or attain profitable operations. The Company is actively pursuing raising additional capital to fund its operations although there is no assurance that such capital will be available to the Company. In addition, the Company is seeking to expand its revenue base by adding new customers and further reducing certain expenses. Failure to secure additional capital or to expand its revenue base would result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cost Reduction Program

In August 2005, the Company implemented a cost reduction program whereby it reviewed the size and composition of its workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, the Company reduced its workforce by approximately 16% (when compared to the workforce levels as of June 30, 2005). The Company has recorded approximately $360,000 in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require the Company to incur other material associated costs.

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

The Company provides cable and wireless broadband access solutions through two business segments: the “Wireless Network” segment and the “Cable” segment. The Company’s products are designed for use by utilities, cable television and telecommunications operators, wireless internet service provides (“ISPs”) and enterprise. The Wireless Network segment enables utilities and other customers to operate private wireless networks for communications to their remote assets and customers. Typical applications include high-speed internet services, SCADA (Supervisory Control And Data Acquisition), voice over Internet protocol (“VOIP”) and telephony (T1/E1), all based on the Company’s modified Data Over Cable System Interface Specification (DOCSIS®) technology. The Cable segment enables the Company’s cable television operators and other customers to operate private HFC (hybrid-fiber coax) networks for communications to customers. In addition to the above-described solutions for wireless companies, the Company’s bandwidth extension technology is used to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to 10 times in the upstream, addressing bandwidth demand for T1 and other advanced services.

1. General Basis of Presentation — Organization and Principles of Consolidation (continued)

The Cable segment represents the results of operations of Xtend and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc., which were consolidated with the Company’s operations commencing July 1, 2004, and provides infrastructure solutions that expand the bandwidth of cable television lines.

On August 12, 2003, the Company’s board of directors determined to cease the software business operated by Shira Computers Ltd. (“Shira”), the Company’s wholly-owned subsidiary, and terminate all of Shira’s employees. Prior to the cessation of operations, Shira operated in the “Software Products” segment. The cessation of Shira’s operations represents a disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company has classified the results of the Software Products segment as discontinued operations, and reclassified prior periods respectively. On March 31, 2005, the Company sold all of its shares of Shira to third parties.

Summary of Significant Accounting Principles

The consolidated financial statements have been prepared in accordance with GAAP in the United States.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for assessing impairment losses on debt and equity investments. EITF No. 03-1 includes annual disclosure requirements for investments that are deemed temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF No. 03-1 (however, the disclosure requirements remain effective). The Company will evaluate the effect, if any, of EITF No. 03-1 when final guidance is released. The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $126,000 for the nine months ended September 30, 2005.

Inventory

Inventory is valued at the lower of cost or market. Cost includes the cost of raw materials computed using the moving average basis and, for work in progress and finished goods, direct labor as well. Market is determined by reference to the sales proceeds of items sold in the ordinary course of business or management estimates based on prevailing market conditions.

1. General Basis of Presentation — Inventory (continued)

In accordance with the Company’s quarterly inventory evaluation policy and procedures, the Company recognized inventory write-downs of approximately $1,700,000 and $2,050,000 during the three and nine months ended September 30, 2005, respectively. The write-down of $1,700,000 during the three months ended September 30, 2005 included a $400,000 provision for purchase commitments. The Company took these write-downs to account for excess inventory resulting from a slower than expected sales cycle and the Company’s increased focus on providing products to utility and cable customers. The purchase commitment provision results from the Company’s requirement to order or build inventory in advance of anticipated sales.

During the year ended December 31, 2001, the Company wrote down excess inventory and purchase commitments of $8,450,000. The Company charged the write-down to the cost of revenues. There were no revenues in the three and nine months ended September 30, 2005 from inventory previously written-down to $0. In the nine months ended September 30, 2004, inventory that was previously written down to $0 by taking a charge of $435,000 was sold for $1,014,000. In the three months ended September 30, 2004, there were no revenues relating to inventory previously written down to $0.

Intangible Assets

The Company’s intangible assets relate to the acquisition of Xtend and consist of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets are amortized using the straight-line method over their estimated useful lives, ranging between one and six years.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that long-lived assets, including certain intangible assets to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company would recognize an impairment loss and would write down the assets to their estimated fair values.

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and all of its subsidiaries. All of the Company’s sales are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction.

The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Revenue Recognition

Revenues from the Wireless Network and Cable segments are derived from sales of products. As of September 30, 2005, the Company’s revenues from services were not significant. The Company’s products are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold at standard prices and discounted based on competitive market pressures determined by the Company. When establishing a relationship with a new customer, the Company may also sell these products together as a package, in which case these products typically are shipped at the same time to the customer. As the Company’s products are off-the-shelf products, the Company does not recognize revenue when its customers have the right of return or any additional services are not delivered.

1. General Basis of Presentation — Revenue Recognition (continued)

Revenues from the Company’s products are recorded when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured.

EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company’s products are sold together as a package. Because the Company delivers these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on the Company’s financial position and results of operations.

The Company provides for warranty costs at the same time that it recognizes revenue. The provision for warranty costs is calculated as a percentage of sales, based on historical experience.

Loss per Share

Basic and diluted losses per share are presented in accordance with SFAS No. 128, “Earnings per Share,” for all periods presented.

Employee Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Charges for stock-based compensation represent the amortization of deferred compensation charges, which are based on aggregate differences between the respective exercise price of stock options, shares of restricted stock and purchase price of the underlying common stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock compensation is amortized over the vesting period of the underlying stock options and the shares of restricted stock.

Under “Fixed Plan” accounting, compensation cost is fixed, measured at grant date and is not subsequently adjusted. Under “Variable Plan” accounting, the measurement date occurs after the grant date and compensation cost is estimated and recorded each period from the grant date to the measurement date, based on the difference between the option price and the fair market value of the underlying common stock at the end of each period.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, SFAS No. 123 also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock options and shares of restricted stock according to APB No. 25 and, accordingly, discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

Pro forma information regarding net loss and loss per share, required under SFAS No. 123, has been determined as if the Company had accounted for its stock options and shares of restricted stock under the fair value based method of SFAS No. 123. The fair value for stock options and shares of restricted stock was estimated at the date of each grant using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2005 and 2004 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rates	3.97	1.09	4.30	4.62
Weighted-average expected life	3.40	3.90	3.92	4.50
Volatility	0.57	0.36	0.75	1.21
Dividend yields	—	—	—	—

1. General Basis of Presentation — Employee Stock-Based Compensation (continued)

The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Loss from continuing operations as reported	$(8,911)	$(6,671)	$(24,239)	$(12,582)
Add (deduct): stock-based employee compensation income (expense) included in reported loss	127	57	(173)	(428)
Add: stock-based employee compensation expenses determined under fair value method for all awards	(1,422)	(1,293)	(4,421)	(3,065)

Pro forma loss from continuing operations	$(10,206)	$(7,907)	$(28,833)	$(16,075)

Income from discontinued operations as reported	$—	$61	$365	$11
Add: stock-based employee compensation income determined under fair value method for all awards	—	—	—	7

Pro forma income from discontinued operations	—	61	365	18

Pro forma loss	$(10,206)	$(7,846)	$(28,468)	$(16,057)

Basic and diluted loss per share:
As reported
Continuing operations	$(0.57)	$(0.45)	$(1.58)	$(0.92)
Discontinued operations	—	—	0.02	—

Loss	(0.57)	$(0.45)	(1.56)	$(0.92)

Pro forma:
Continuing operations	$(0.66)	$(0.53)	$(1.87)	$(1.18)
Discontinued operations	—	—	0.02	—

Loss	$(0.66)	$(0.53)	$(1.85)	$(1.18)

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

1. General Basis of Presentation — Recent Accounting Pronouncements (continued)

SFAS No. 123 (revised 2004) Share-Based Payment

In December 2004, FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R provided for an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS No. 123R is encouraged.

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

The Company estimates that the cumulative effect of adopting SFAS No. 123R as of its adoption date (January 1, 2006), based on the awards outstanding as of September 30, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur after September 30, 2005 and prior to the Company’s adoption of SFAS No. 123R. The Company expects that upon adoption of SFAS No. 123R, it will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, the Company’s financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them the Company’s future compensation strategy.

In March 2005, the SEC issued Staff Accounting Bulletin 107, “Shared-Based Payment” (“SAB 107”), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by companies to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with the Company’s adoption of SFAS No. 123R.

2. Inventory

Inventory is comprised of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Raw materials	$414	$1,598
Work in process	620	533
Finished goods	1,159	1,168

	$2,193	$3,299

3. Acquisition of Xtend

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend (the “Transaction”). Xtend provides infrastructure solutions through the Company’s Cable segment that expand the bandwidth of cable television lines. The Transaction allowed the Company to diversify its business by adding a different segment to its wireless network business. The results of Xtend’s operations were consolidated with the Company’s operations commencing July 1, 2004.

In connection with the Transaction:

•	The Company issued 1,398,777 shares of the Company’s common stock and made cash payments of approximately $2,970,000 for non-competition agreements with certain Xtend employees;

•	The Company provided a contingent promissory note (“Contingent Note”) in the principal amount of $6,500,000 payable on March 31, 2007. In the event that the consolidated revenues of the Company in the year ended December 31, 2006 equal or exceed $60,000,000 and the consolidated gross margin of the Company equals or exceeds 35% during the same period, the Contingent Note will be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of the Company’s cash, cash equivalents, short-term investments and accounts receivables, net of the sum of the Company’s long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20,000,000 on December 31, 2005 or on June 30, 2006. Unless the Company raises sufficient capital or the Contingent Note is amended before December 31, 2005, the Contingent Note will become due and payable three months after December 31, 2005;

•	In January 2005, the Company paid a cash bonus to an Xtend employee in the approximate amount of $1,200,000 and, in July 2004, granted 146,000 shares of restricted stock to the same employee, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria;

•	The Company agreed to make cash payments to certain other Xtend option holders and Xtend employees in connection with those parties’ outstanding options to purchase shares of Xtend common stock. These cash payments included a payment of approximately $269,000 paid in cash at the closing of the Transaction on June 30, 2004, $119,000 paid as of July 1, 2005 and $107,000 due on July 1, 2006;

•	As Xtend is a development stage enterprise that has not yet commenced its planned principal operations, the Company accounted for the Transaction as an acquisition of net assets pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company allocated the purchase price to the individual assets acquired and liabilities assumed, based on their relative fair values, and no goodwill was recorded; and

•	The Company incurred direct expenses related to the Transaction amounting to $578,000, which were capitalized as a part of the investment of Xtend.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years, non-competition agreements over approximately three years, an exclusive sales agreement over four and one half years and workforce over one year.

The fair value of the intangible assets acquired was estimated by a qualified independent appraiser in the second quarter of 2005, based upon future expected discounted cash-flows. If the Company were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets. As of September 30, 2005, the carrying value of the Company’s intangible assets was $5,336,000.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2005 was $448,000 and $1,466,000, respectively, consisting of the amortization of existing technology of $92,000 and $276,000, respectively, non-competition agreements of $221,000 and $663,000, respectively, an exclusive sales agreement of $135,000 and $405,000, respectively, and workforce of $0 and $122,000, respectively.

3. Acquisition of Xtend (continued)

Estimated amortization expenses of intangible assets for the years subsequent to September 30, 2005 are as follows:

(In thousands)
Period from October 1, 2005 through December 31, 2005	$448
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

Total	$5,336

4. Shira - Discontinued Operations

Assets and liabilities of the discontinued operations are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Current assets	$—	$72

Current liabilities	$—	$433

Profit of the discontinued operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Income (loss) from operations	$—	$61	$(25)	$8
Other income (see (b) below)	—	—	390	—
Interest income, net	—	—	—	3

Income from discontinued operations	$—	$61	$365	$11

Profit and loss from discontinued operations included:

(a) The Company did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS No. 146, “Accounting for costs associated with exit or disposal activities,” during the three and nine months ended September 30, 2005. The Company settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the three and nine months ended September 30, 2004, the Company paid $0 and $82,000, respectively, in severance expenses and termination of contractual obligations.

(b) On March 31, 2005, the Company sold all of its shares of Shira stock to third parties (the “Shira Purchasers”). The Shira Purchasers are required to pay the Company 22.5% to 42.5% of the proceeds that may be received upon the subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations. During the nine months ended September 30, 2005, the Company received an additional $100,000 from the Shira Purchasers.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Withholding tax	$2,434	$2,025
Compensation and benefits	1,675	2,768
Royalties	954	1,072
Warranty*	167	426
Other	1,090	1,254

	$6,320	$7,545

*	The changes in the balances during the periods are comprised of the following:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
	(In thousands)
Balance at beginning of period	$426	$389
Product warranty issued for new sales	161	380
Changes in accrual in respect of warranty periods ending	(420)	(343)

Balance at end of period	$167	$426

6. Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Amounts paid related to severance	$205	$92	$530	$375

Severance expenses*	$71	$131	$574	$410

*	With respect to the Company’s Israeli employees, as of September 30, 2005 the Company expects to contribute $275,000 to a defined contribution plan and $262,000 to insurance and pension plans for the year ended December 31, 2005 (includes amounts contributed in the nine months ended September 30, 2005).

7. Contingency

With respect to the contingent consideration related to the acquisition of Xtend, see Note 3.

8. Former Chief Executive Officer Separation Agreement

In April 2002, pursuant to a separation agreement entered into in October 2001 and as part of a restructuring program that the Company implemented in 2001, the Company’s former Chief Executive Officer borrowed $1,000,000. This loan is due on January 1, 2006, or earlier upon the sale of shares of the Company’s common stock held by such officer or upon certain other circumstances. The loan is secured solely by the option to purchase 266,667 shares of the Company’s common stock and the underlying shares held by such officer.

The Company applied combined accounting to these options and the related loan secured by such options. This results in variable accounting for the stock options, with a minimum expense being recorded of $1,000,000. The total adjustments for the three and nine months ended September 30, 2005 associated with these options were $0 and $408,000 respectively. The Company recorded the charges as restructuring adjustments.

8. Former Chief Executive Officer Separation Agreement (continued)

As of September 30, 2005, the former Chief Executive Officer had exercised all of these stock options and, upon the sale of some of the underlying shares of common stock, paid the Company $413,000 of the aggregate amount borrowed. Since these options have been exercised, the Company no longer accounts for these stock options under Variable Plan accounting.

9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Loss	$(8,911)	$(6,610)	$(23,874)	$(12,571)
Unrealized loss (gain) on available-for-sale securities	16	131	222	(82)

Comprehensive loss	$(8,895)	$(6,479)	$(23,652)	$(12,653)

10. Segment Reporting

Following the acquisition of Xtend, as described in Note 3 above, the Company’s business is divided into two segments: “Wireless Network” and “Cable.” The results of Xtend’s operations were consolidated commencing July 1, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Consolidated revenues:
Wireless Network	$82	$913	$1,907	$5,524
Cable	143	—	174	—

	225	913	2,081	5,524

Operating loss from continuing operations:
Wireless Network	(5,652)	(3,241)	(13,651)	(8,107)
Cable	(3,380)	(3,547)	(10,905)	(4,949)

Total consolidated operating loss from continuing operations	(9,032)	(6,788)	(24,556)	(13,056)
Interest income, net	121	117	317	474

Loss from continuing operations	$(8,911)	$(6,671)	$(24,239)	$(12,582)

Assets:

	September 30, 2005	December 31, 2004
	(In thousands)
Wireless Network	$24,730	$47,991
Cable:
Intangible assets	5,336	6,802
Other assets	2,526	1,306

	7,862	8,108

Eliminations/adjustments	—	72

	$32,592	$56,171

10. Segment Reporting (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Expenditures for long-lived assets:
Wireless Network	$67	$55	$275	$412

Cable:
Intangible assets	—	—	—	9,489
Other assets	206	60	1,002	60

	$206	$60	$1,002	$9,549

	$273	$115	$1,277	$9,961

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Depreciation and amortization expenses:
Wireless Network	$157	$156	$480	$430

Cable:*
Other assets	103	51	278	51
Intangible assets	448	522	1,466	522

	551	573	1,744	573

	$708	$729	$2,224	$1,003

*	Not including write-off of acquired research and development in-process.

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues from sales to unaffiliated customers from continuing operations in the Wireless Network and Cable segments:
North America	$214	$293	$1,476	$1,024
Asia	11	494	549	3,830
Rest of the world	—	126	56	670

	$225	$913	$2,081	$5,524

	September 30, 2005	December 31, 2004
	(In thousands)
Property and equipment, net:
Israel	$1,513	$1,053
United States	258	199

	$1,771	$1,252

10. Segment Reporting (continued)

Sales to major customers in the Wireless Network and Cable segments out of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Customer A	28%	—	3%	—
Customer B	20%	32%	47%	18%
Customer C	16%	—	2%	—
Customer D	12%	—	4%	—
Customer E	10%	—	3%	—
Customer F	—	54%	9%	21%
Customer G	—	—	2%	14%
Customer H	—	10%	—	2%
Customer I	—	—	—	23%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vyyo Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) provide cable and wireless broadband access solutions through two business segments: the “Wireless Network” segment and the “Cable” segment. Our products are designed for use by utilities, cable television and telecommunications operators, wireless internet service providers (“ISPs”) and enterprise. Our Wireless Network segment enables utilities and other customers to operate private wireless networks for communications to their remote assets and customers. Typical applications include high-speed internet services, SCADA (Supervisory Control And Data Acquisition), voice over Internet protocol (“VOIP”) and telephony (T1/E1), all based on our modified Data Over Cable System Interface Specification (DOCSIS®) technology. Our Cable segment enables our cable television operators and other customers to operate private HFC (hybrid-fiber coax) networks for communications to customers. In addition to the above-described solutions for wireless companies, our bandwidth extension technology is used to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to 10 times in the upstream, addressing bandwidth demand for T1 and other advanced services.

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

We have incurred substantial losses since commencing operations, and as of September 30, 2005, we had an accumulated deficit of $220,332,000. We have not achieved profitability. As we continue to build our customer and revenue base we expect to continue to incur substantial net losses. We will need to generate significantly higher revenues to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We will require additional funding and there is no guarantee that such funding will be available to us. See “Liquidity, Capital Resources and Going Concern Considerations.”

On June 30, 2004, we completed the acquisition of all of the outstanding shares of Xtend. The acquisition of Xtend allows us to diversify our business and to seek to open new markets for our products.

We provided a contingent promissory note to the former Xtend stockholders (“Contingent Note”) in the principal amount of $6,500,000 payable on March 31, 2007. In the event that our consolidated revenues in the year ended December 31, 2006 equal or exceed $60,000,000 and our consolidated gross margin equals or exceeds 35% during the same period, the Contingent Note will be canceled. The Contingent Note is subject to acceleration in the event that the excess sum of our cash, cash equivalents, short-term investments and accounts receivables, net of the sum of our long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20,000,000 on December 31, 2005 or on June 30, 2006. Unless the Company raises sufficient capital or the Contingent Note is amended before December 31, 2005, the Contingent Note will become due and payable three months after December 31, 2005.

In January 2005, we paid a cash bonus to an Xtend employee of approximately $1,200,000 and, in July 2004, granted 146,000 shares of restricted stock to the same employee, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria.

We made cash payments to certain other Xtend option holders and Xtend employees in connection with the cancellation of those parties’ outstanding options in Xtend. These cash payments included a payment of approximately $269,000 paid in cash at the closing of the acquisition, $119,000 paid as of July 1, 2005 and $107,000 due on July 1, 2006.

As Xtend is a development stage enterprise that has not yet commenced its planned principal operations we accounted for the acquisition as an acquisition of net assets.

The fair value of the intangible assets acquired was estimated by a qualified independent appraiser in the second quarter of 2005, based upon future expected discounted cash-flows. If we were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets. As of September 30, 2005, the carrying value of our intangible assets was $5,336,000.

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years, non-competition agreements over approximately three years, exclusive sales agreement over four and one half years and workforce over one year.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2005 was $448,000 and $1,466,000, respectively, consisting of the amortization of existing technology of $92,000 and $276,000, respectively, non-competition agreements of $221,000 and $663,000, respectively, an exclusive sales agreement of $135,000 and $405,000, respectively, and workforce of $0 and $122,000, respectively.

Estimated future amortization expenses are as follows:

(In thousands)
Period from October 1, 2005 through December 31, 2005	$448
2006	1,791
2007	1,641
2008	907
2009	366
2010	183

Total	$5,336

Cost Reduction Program

In August 2005, we implemented a cost reduction program whereby we reviewed the size and composition of our workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, we reduced our workforce by approximately 16% in the United States and Israel (when compared to the workforce levels as of June 30, 2005). We have recorded approximately $360,000 in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require us to incur other material associated costs.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting policies are described in the notes to the annual consolidated financial statements as of and for the year ended December 31, 2004. We determined the critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue Recognition

Revenues from our Wireless Network segment and Cable segment are derived from sales of products. As of September 30, 2005, our revenues from services were not significant. Our products are off-the-shelf products, sold “as is,” without further adjustment or installation. These products are usually sold at standard prices and discounted based on competitive market pressures determined by us. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case these products typically are shipped at the same time to the customer. Since our products are off-the-shelf products, we do not recognize revenue when our customers have the right of return or any additional services are not delivered.

We record revenues from our products when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and we have no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured.

EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which our products are sold together as a package. Because we deliver these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on our financial position and results of operations.

Inventory

In accordance with our quarterly inventory evaluation policy and procedures, we recognized inventory write-downs of approximately $1,700,000 and $2,050,000 during the three and nine months ended September 30, 2005, respectively. The write-down of $1,700,000 during the three months ended September 30, 2005 included a $400,000 provision for purchase commitments. We took these write-downs to account for excess inventory resulting from a slower than expected sales cycle segment and our increased focus on providing products to utility and cable customers. The purchase commitment provision results from our requirement to order or build inventory in advance of anticipated sales.

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

In March 2004, FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes annual disclosure requirements for investments that are deemed temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF No. 03-1 (however, the disclosure requirements remain effective). We will evaluate the effect, if any, of EITF No. 03-1 when final guidance is released. We recognize an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have recognized an other-than-temporary impairment in our available-for-sale securities of $126,000 for the nine months ended September 30, 2005.

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

SFAS No. 123 (revised 2004) Share-Based Payment

In December 2004, FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R provided for an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for us). Early adoption of SFAS No. 123R is encouraged.

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

We estimate that the cumulative effect of adopting SFAS No. 123R as of our adoption date (January 1, 2006), based on the awards outstanding as of September 30, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur after September 30, 2005 and prior to our adoption of SFAS No. 123R. We expect that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, our financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them our future compensation strategy.

In March 2005, the SEC issued Staff Accounting Bulletin 107, “Shared-Based Payment” (“SAB 107”), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by companies to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123R.

Results of Operations

Revenues

Revenues decreased to $225,000 and $2,081,000 from $913,000 and $5,524,000 for the three and nine months ended September 30, 2005 and 2004, respectively. Principle factors contributing to decreases in revenues included changes resulting from our increased focus on providing products to utility and cable customers, longer than anticipated sales cycles and our customers’ efforts to secure available licensed spectrum in the United States. Our revenues were also negatively impacted by slower than expected customer acceptance of products in our Cable segment. Revenues do not include sales of inventory that were previously written down to $0 for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, revenues included inventory previously written down in the amount of $0 and $1,014,000, respectively.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Customer A	28%	—	3%	—
Customer B	20%	32%	47%	18%
Customer C	16%	—	2%	—
Customer D	12%	—	4%	—
Customer E	10%	—	3%	—
Customer F	—	54%	9%	21%
Customer G	—	—	2%	14%
Customer H	—	10%	—	2%
Customer I	—	—	—	23%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues increased to $2,245,000 and $4,470,000 from $1,085,000 and $3,307,000 for the three and nine months ended September 30, 2005 and 2004, respectively. Included in cost of revenues is amortization of technology of $92,000 and $276,000, a non-cash stock compensation charge of $4,000 and inventory write-downs of approximately $1,700,000 and $2,050,000 for the three and nine months ended September 30, 2005, respectively. We took these write-downs to account for excess inventory resulting from a slower than expected sales cycle segment and our increased focus on providing products to utility and cable customers. The write-down of $1,700,000 during the three months ended September 30, 2005 included a $400,000 provision for purchase commitments. The purchase commitment provision results from our requirement to order or build inventory in advance of anticipated sales. We believe that a significant portion of this written-down inventory may be sold in the future. This belief is consistent with our experience in 2002 and subsequent years in which we sold inventory that was previously written-down to $0. However, due to the lack of visibility into our sales cycle, we cannot predict when, if ever, such inventory will be sold.

In addition, on November 4, 2004, two of our subsidiaries entered into new leases at increased rent and fee payments. We did not occupy this new location or incur related expenses until after March 31, 2005.

As a result of the write-down of inventories to $0 in 2001, cost of revenues does not include $0 and $435,000 in the three and nine months ended September 30, 2004, respectively, related to the sale of such inventories. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Research and development expenses consist primarily of personnel, facilities, equipment and supplies. A majority of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred. Our research and development expenses increased to $2,966,000 and $8,556,000 from $1,887,000 and $4,370,000 for the three and nine months ended September 30, 2005 and 2004, respectively. Non-cash stock compensation charges included $73,000 and $52,000 for the three months ended September 30, 2005 and 2004, respectively, and $127,000 and $52,000 for the nine months ended September 30, 2005 and 2004, respectively. Approximately $1,541,000 and $763,000 of these expenses were from our Cable segment for the three months ended September 30, 2005 and 2004, respectively. We increased spending for our personnel, facilities and equipment to enhance our Cable segment efforts. The cost of our facilities increased due to the relocation of our Israeli facilities in November 2004. We did not occupy this new location or incur related expenses until after March 31, 2005.

Acquisition of Research and Development In-Process

On June 30, 2004, we acquired all of the outstanding shares of Xtend. The projects allocated to research and development in-process of approximately $1,402,000 represent the fair value of purchased in-process technology for research projects that, as of acquisition date, did not reach technological feasibility and had no alternative future use. Accordingly, they were charged to the statement of operations on the date of acquisition.

Sales and Marketing

Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities. Sales and marketing expenses decreased to $2,248,000 from $3,230,000 for the three months ended September 30, 2005 and 2004, respectively, and increased to $8,039,000 from $5,806,000 for the nine months ended September 30, 2005 and 2004, respectively. Non-cash stock compensation charges included $37,000 and $91,000 for the three and nine months ended September 30, 2005, respectively, and $299,000 for the three and nine months ended September 30, 2004, respectively. Approximately $1,343,000 and $4,375,000 of these expenses were from the Cable segment for the three and nine months ended September 30, 2005, respectively. Decreases for the three months ended September 30, 2005 primarily resulted from the cost reduction program implemented in August 2005 and were offset by an increase in sales efforts for our wireless products in the utilities and gas markets and increases in our workforce. We anticipate that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products. The cost of our facilities increased due to the relocation of our Israeli facilities in November 2004. We did not occupy this new location or incur related expenses until after March 31, 2005.

General and Administrative

General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, Sarbanes-Oxley Act of 2002 related controls, strategic and business development and legal. General and administrative expenses increased to $1,442,000 from $1,317,000 and increased to $4,790,000 from $4,062,000 for the three and nine months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expenses in the three and nine months ended September 30, 2005 were primarily due to increases in executive staff and professional fees and the Cable segment’s general and administrative expenses. General and administrative expenses included approximately $190,000 and $171,000 from the Cable segment in the three months ended September 30, 2005 and 2004, respectively. Non-cash stock compensation charges included $13,000 for each of the three and nine months ended September 30, 2005, respectively, and $(51,000) and $13,000 for the three and nine months ended September 30, 2004, respectively.

General and administrative expenses also included $37,000 and $692,000 for the three and nine months ended September 30, 2005, respectively, for expenses related to an aircraft time sharing agreement through an unaffiliated third party management company, in connection with several charters of an aircraft for business travel for Davidi Gilo, our Chief Executive Officer. We reduced our aircraft expenses in the three months ended September 30, 2005 and 2004 by $459,000 and $466,000 when compared to our aircraft expenses for the three months ended June 30, 2005 and 2004, respectively.

The cost of our facilities increased due to the relocation of our Israeli facilities in November 2004. We did not occupy this new location or incur related expenses until after March 31, 2005.

We expect general and administrative expenses to be higher for the year ended December 31, 2005 compared to the year ended December 31, 2004 as we continue to implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act and execute our strategic plans and business development efforts.

Amortization of Intangible Assets

Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology acquired in the Xtend acquisition over six years, non-competition agreements over approximately three years, exclusive sales agreement over four and one-half years and workforce over one year.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2005 was $448,000 and $1,466,000, respectively, consisting of the amortization of existing technology of $92,000 and $276,000, respectively, non-competition agreements of $221,000 and $663,000, respectively, an exclusive sales agreement of $135,000 and $405,000, respectively, and workforce of $0 and $122,000, respectively.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with the restructuring program, we recorded restructuring income during the nine months ended September 30, 2005 of $408,000 from a positive adjustment with respect to a variable compensation plan related to our former Chief Executive Officer. There are no other severance expenses or termination of contractual obligations payments attributable to the restructuring. The former Chief Executive Officer exercised all of his stock options; accordingly, we no longer account for these stock options under Variable Plan accounting.

Interest Income, Net

Interest income, net included interest from investment income and foreign currency remeasurement gains and losses. Net interest income was $121,000 and $317,000 for the three and nine months ended September 30, 2005, respectively, and $117,000 and $474,000 for the three and nine months ended September 30, 2004, respectively. The reduction of interest income for the nine months ended September 30, 2005 results from less cash and investments and an other-than-temporary investment impairment of $126,000. The other-than-temporary investment impairment recognition is attributable to the effect of rising interest rates on our fixed interest debt investments that potentially may not be held until maturity. Our interest income is derived from our cash and short-term investment balances. We expect that our interest income will continue to decrease due to decreasing cash balances.

Income Taxes

As of December 31, 2004, our Israeli subsidiaries (excluding Shira) had net operating loss carryforwards of approximately $84,000,000. The Israeli loss carryforwards have no expiration date.

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

Since the Subsidiaries have no taxable income, the tax exemption periods have not yet commenced. The Subsidiaries losses are expected to offset certain future earnings of the Subsidiaries, if attained, during the tax exemption periods; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in our condensed consolidated financial statements. The entitlement to the above benefits is conditional upon the Subsidiaries fulfilling the conditions stipulated by the Israeli Encouragement of Capital Investment Law of 1959 and regulations published thereunder and the specific instruments of approval for the Subsidiaries. We have provided a full valuation allowance against our U.S. federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Charges for Stock-Based Compensation

Charges for stock-based compensation represent the amortization of deferred compensation charges which are based on the aggregate differences between the respective exercise price of stock options and the purchase price of the underlying common stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the stock options. Net expenses (income) related to stock-based compensation were $127,000 and $(173,000) for the three and nine months ended September 30, 2005. The stock-based compensation charge resulted from (a) a separation agreement (including income adjustments of $0 and $408,000 for the three and nine months ended September 30, 2005, respectively, associated with the termination of our former Chief Executive Officer recorded as a restructuring adjustment) and (b) stock option grants to service providers and employees accounted for on the fair value based method.

Discontinued Operations

Assets and liabilities of the discontinued operations were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Current assets	$—	$72

Current liabilities	$—	$433

Profit and loss of the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Income (loss) from operations	$—	$61	$(25)	$8
Other income (see b below)	—	—	390	—
Interest income, net	—	—	—	3

Income from discontinued operations	$—	$61	$365	$11

Profit and loss from discontinued operations included:

(a) We did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS No. 146, “Accounting for costs associated with exit or disposal activities,” during the three and nine months ended September 30, 2005. We settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the three and nine months ended September 30, 2004, we paid $0 and $82,000, respectively, in severance expenses and termination of contractual obligations.

(b) On March 31, 2005, we sold all of our shares of Shira stock to third parties (the “Shira Purchasers”). The Shira Purchasers are required to pay us 22.5% to 42.5% of the proceeds that may be received upon the subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations. During the nine months ended September 30, 2005, we received an additional $100,000 from the Shira Purchasers.

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced a significant loss from operations. For the nine-month period ended September 30, 2005, we incurred a net loss of $23,874,000 and had an accumulated deficit of $220,332,000. In addition, we have an obligation of $6,500,000 under a contingent promissory note as described in Note 3 of the Notes to Condensed Consolidated Financial Statements. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital in the short term or attain profitable operations. We are actively pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and further reducing certain expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of September 30, 2005, we had $20,617,000 of cash, cash equivalents and short-term investments. During the nine months ended September 30, 2005, net cash used in operations was $21,295,000, mainly comprised of (a) our loss of $23,874,000 and (b) decreases in accounts receivable, inventory and accrued liabilities of $172,000, $1,106,000 and $1,225,000, respectively. These decreases were offset mainly by an increase in other current assets and accounts payable of $162,000 and $597,000, respectively; an increase in other working capital accounts of $42,000; and an increase in non-cash charges of $2,049,000 related mainly to depreciation and amortization of $2,224,000 and offset by $173,000 related to stock-based compensation. During the nine months ended September 30, 2004, net cash used in operations was $10,441,000, comprised mainly of (a) our loss of $12,571,000, (b) an increase in accounts receivables and inventory of $371,000 and $1,704,000, respectively, offset mainly by an increase in accounts payable and accrued liabilities of $654,000 and $1,410,000, respectively, and other working capital accounts of $208,000 and (c) non-cash charges of $1,003,000 related to depreciation and amortization, $1,402,000 related to acquisition of research and development in process, offset by income of $428,000 related to stock-based compensation.

During the nine months ended September 30, 2005, net cash provided by investing activities was $20,233,000 comprised of sales and maturities of short-term investments net of purchase of short-term investments of $21,587,000, partially offset by an outflow from purchases of property and equipment of $1,277,000. During the nine months ended September 30, 2004, net cash provided by investing activities was $5,473,000, comprised of sales and maturities of short-term investments net of purchase of short-term investments of $6,531,000, partially offset by $529,000 of net cash from the Xtend acquisition and by a $472,000 outflow from purchases of property and equipment.

Financing activities in the nine months ended September 30, 2005 amounted to $832,000 attributable to proceeds from stock option exercises and notes receivable from stockholders. Financing activities in the nine months ended September 30, 2004 amounted to approximately $1,090,000 attributable to proceeds from stock option exercises.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and other factors. During the next 12 months, we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms would seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2004 and September 30, 2005, we had approximately $2,612,000 and $1,000,000, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2005 and 2006.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•	our expectation that we will continue to incur substantial net losses;

•	our belief that we will need to generate significantly higher revenues to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability;

•	our belief that, if we were to determine in a future period that an impairment of intangible assets had occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets;

•	our belief that our most critical accounting policies include policies related to revenue recognition, inventory, short-term investments, product warranty and intangible assets;

•	our belief that adoption of SFAS No. 154 will not have a material effect on our consolidated financial position, results of operations or cash flows;

•	our estimation that the cumulative effect of adopting SFAS No. 123R as of our adoption date (January 1, 2006), based on the awards of stock options outstanding as of September 30, 2005, will not be material;

•	our expectation that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by SFAS No. 123R;

•	our anticipation that, although our principal revenue-generating customers are likely to vary on a quarterly basis, our revenues will remain concentrated among a few customers for the foreseeable future;

•	our belief that a significant portion of inventory that we wrote down in the nine months ended September 30, 2005 may be sold in the future;

•	our anticipation that our gross margins will continue to fluctuate based on shipments and inventory valuations;

•	our anticipation that sales and marketing expenses will increase in future periods as we increase our efforts to sell our products;

•	our expectation that general and administrative expenses will be higher for the year ended December 31, 2005 compared to the year ended December 31, 2004 as we continue to implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act of 2002 and execute our strategic plans and business development efforts;

•	our expectation that our interest income will continue to decrease due to decreasing cash balances;

•	our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during tax exemption periods (provided under Israeli law);

•	our belief that our ability to continue as a going concern will depend on our ability to raise additional capital or attain profitable operations;

•	our belief that failure to secure additional capital or expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due;

•	our expectation that during the next 12 months we will need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objections and requirements;

•	our belief that if we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders;

•	our belief that we may not be able to obtain additional funds on acceptable terms, or at all;

•	our belief that we may not be able to execute our business plan or to continue as a going concern if we cannot raise funds on acceptable terms; and

•	our expectation that certain levels of our purchase obligations may become payable to our suppliers at various times through 2005 and 2006.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “could,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” “believe,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our actual results to differ materially from the results expressed or implied by such forward-looking statements include those set forth under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

Risk Factors

Our business is subject to substantial risks, including the risks described below.

We will need to raise additional capital in the short term, and if we are unable to timely secure adequate capital on terms acceptable to us, we may not be able to execute our business plan or to continue as a going concern.

During the short term, we will need to raise additional capital to continue as a going concern. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms would seriously harm our business and we would not be able to execute our business plan or to continue as a going concern.

If our cash and cash equivalents fall below $20,000,000 on December 31, 2005 or on June 30, 2006, the Contingent Note will be accelerated and will be due three months after acceleration.

We provided the Contingent Note in the principal amount of $6,500,000 payable on March 31, 2007. In the event that our consolidated revenues in the year ended December 31, 2006 equal or exceed $60,000,000 and our consolidated gross margin equals or exceeds 35% during the same period, the Contingent Note shall be canceled. Our revenues in the nine months ended September 30, 2005 were $2,081,000.

The Contingent Note is subject to acceleration in the event that the excess sum of our cash, cash equivalents, short-term investments and accounts receivables, net of the sum of our long-term and short-term liabilities (exclusive of the Contingent Note) is less than $20,000,000 on December 31, 2005 or on June 30, 2006. Based on our expected cash needs for operating activities during the three months ended December 31, 2005, if we do not raise additional capital or reach an agreement to amend the terms of the Contingent Note on or before December 31, 2005, the Contingent Note will be accelerated and become due and payable three months after acceleration.

We have a history of losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $23,874,000 in the first nine months of 2005 and $21,093,000 in the year ended December 31, 2004. As of September 30, 2005, our accumulated deficit was $220,332,000. In addition, we have increased our sales and marketing expenditures and research and development expenditures in connection with our efforts to develop new sources of revenue. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

We have written down and may need to further write-down our inventory in the future if our sales levels do not match our expectations, or if selling prices decline more than we anticipate, which could adversely impact our operating results.

We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. In addition, we are required to order or build inventory well in advance of the time of our anticipated sales.

Our inventories are stated at the lower of cost or market value. Determining market value of inventories involves numerous judgments, including, but not limited to, judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realized value. We may reduce the value of our inventories when we determine that inventories are slow moving, obsolete or excess or where the selling price of the product is insufficient to cover product costs and selling expenses.

In this regard, our inventory increased substantially in 2004 because sales were substantially less than our anticipated demand, and, accordingly, we have recorded an inventory write-down of approximately $1,700,000 and $2,050,000 for the three and nine months ended September 30, 2005. In the event that our sales do not increase, the sales price of our products decrease or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to record additional write-downs of our inventory. Any such write-down would adversely affect our operating results in future periods.

If we fail to achieve significant market penetration and customer acceptance of our cable products, our prospects would be substantially harmed.

The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Our products in the Cable segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. To date, we have only begun to install our cable products with customers in field trials. There can be no assurance that our initial installations of our cable products will be successful. As our cable products are in a development stage, we may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

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

For our cable products to be sold in significant quantities, multiple system operators (“MSOs”) must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenue streams to justify the deployment of our technology. Meanwhile, major MSOs have indicated that the imminent completion of significant network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. MSOs such as Adelphia Communications have been in bankruptcy proceedings. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of these cable operators, our operating results would be adversely affected.

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

We acquired Xtend, a provider of infrastructure solutions that expand the bandwidth of cable television lines, on June 30, 2004. We also may continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We may be unsuccessful in operating Xtend as a profitable business as we were unable to operate Shira as a profitable business. In addition, we may have difficulty integrating Xtend’s or other companies’ personnel, operations, products and technologies into our current business. It also may be difficult to manage Xtend since a significant number of its management is in Israel and in Atlanta, Georgia. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses. Moreover, the anticipated benefits of our acquisition of Xtend or any other acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

We will need to develop distribution channels and management resources to market and sell our cable products.

We are at a development stage in the commercialization of our cable products. We currently have strictly limited relationships with potential customers and distributors as well as limited professional sales staff. We will be successful only if we are able to develop distribution channels to market and sell our cable products.

In order to develop such channels and market and sell our cable products, we will need to build a well-connected team of executives and marketing professionals. Many of these executive and professionals will likely need to be based in the United States. It may be difficult for us to hire and retain qualified personnel. Integrating new personnel, particularly U.S.-based personnel, may be challenging from a culture and logistics perspective because most of our Cable segment employees are currently based in Israel. Meanwhile, our management has very limited experience in the cable industry.

We currently have limited exposure to global business opportunities. We will not be able to take advantage of any meaningful potential global demand for our products unless and until we are able to develop global distribution channels and strategies.

We have not yet produced or deployed our cable products in high volumes.

We have not yet produced our cable products in high volumes and there may be challenges and unexpected delays, such as quality control issues, in our attempts to increase volume and lower production costs. Our long term success depends on our ability to produce high quality products at a low cost and, in particular, to reduce the production cost of our cable products designed for residential use.

Because we have not yet deployed our cable products in high volume, there is significant technology risk associated with any such future deployment. We cannot be sure that any such high volume deployment would be successful.

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

Because our cable products expand available bandwidth over existing infrastructure, demand for these products depends on demand for additional bandwidth by the cable industry and its end customers. The scope and timing of end user demand for such additional bandwidth is uncertain and hard to predict. The factors influencing this demand include competitive offerings, applications availability, pricing models, costs, regulatory requirements and the success of initial roll-outs. If the future demand for bandwidth is insubstantial, is addressed by alternative technologies or does not develop in the near future, our prospects would be adversely affected.

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

Since we reduced our workforce in August 2005, our research and development efforts could be harmed.

We implemented a cost reduction program in August 2005 by reducing our workforce. The full implementation of this program resulted in a reduction of our workforce of approximately 16% (when compared to the workforce levels as of June 30, 2005). This reduction will have the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Customer A	28%	—	3%	—
Customer B	20%	32%	47%	18%
Customer C	16%	—	2%	—
Customer D	12%	—	4%	—
Customer E	10%	—	3%	—
Customer F	—	54%	9%	21%
Customer G	—	—	2%	14%
Customer H	—	10%	—	2%
Customer I	—	—	—	23%

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

Sales outside of North America accounted for approximately 5% of our revenues in the three months ended September 30, 2005. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc.; Aperto Networks, Inc.; NextNet Wireless, Inc.; IP Wireless, Inc.; Navini Networks, Inc.; Wi-LAN Inc.; SR Telecom Inc.; Harris Corporation; Cambridge Wireless Limited; Flarion Technologies Inc. (Qualcomm Incorporated announced in August 2005 that it would acquire Flarion Technologies); VCom Inc.; Airspan Networks, Inc.; ZTE Corporation; Scientific-Atlanta, Inc.; Motorola, Inc.; C-Core and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. In the cable industry, our cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

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

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our broadband wireless systems, substantially all of whom are located in Israel, Taiwan and China. Our cable products are manufactured in Israel by contract manufacturers. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into a written agreement with a manufacturer for our modems would harm our business.

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

Our cable products are implemented over the hybrid fiber coaxial plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with our cable products. In addition, we depend on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to the U.S. GAAP that will require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The ultimate outcome of this requirement will most likely negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, new regulations implemented by the Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

As of September 30, 2005, our management collectively owned approximately 35% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of September 30, 2005).

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

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $20,617,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of September 30, 2005

If market interest rates were to increase on September 30, 2005 immediately and uniformly by 10.0%, the fair value of the portfolio would decline by approximately $14,000, or approximately 0.24% of the total portfolio (approximately 0.12% of total assets). Assuming that the average yield to maturity on our portfolio at September 30,

2005 remains constant throughout the fourth quarter of 2005 and assuming that our cash, cash equivalents and short-term investments balances at September 30, 2005 remain constant for the duration of the fourth quarter of 2005, interest income for the fourth quarter of 2005 would be approximately $112,000. Assuming a decline of 10.0% in the market interest rates at September 30, 2005, interest income for the fourth quarter of 2005 would be approximately $107,000 which represents a decrease in interest income of approximately $5,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three and nine months ended September 30, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at September 30, 2005 over the remaining contractual lives.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2000, we completed an initial public offering of shares of our common stock, $0.0001 par value. We registered the shares of common stock sold in the offering under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-96129). The Registration Statement was declared effective by the SEC on April 3, 2000. The initial public offering price was $13.50 per share (before giving effect to the 1-for-3 reverse stock split effected in August 2002) for an aggregate initial public offering of $104,794,000. After deducting underwriting discounts and commissions of $7,336,000 and offering expenses of approximately $2,600,000, net proceeds to us from the offering were approximately $94,900,000.

From April 3, 2000 through September 30, 2005, we used net offering proceeds as follows: approximately $8,200,000 for purchases of property, plant and equipment, approximately $2,400,000 for repayment of short-term debt obligations, approximately $11,400,000 for repurchase of our common stock, approximately $1,600,000 in connection with the Xtend Transaction and approximately $87,700,000 for working capital.

On September 19, 2000, we completed an underwritten public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (No. 333-45132). The Registration Statement was declared effective by the SEC on September 13, 2000. The public offering price was $31.5625 per share (before giving effect to the 1-for-3 reverse stock split effected in August 2002) for an aggregate public offering of the shares we sold of $55,234,000. After deducting underwriting discounts and commissions of $2,900,000 and offering expenses of approximately $1,000,000, net proceeds to us from the offering were approximately $51,334,000.

From September 13, 2000 through September 30, 2005, we used approximately $3,900,000 of the net offering proceeds for purchases of property, plant and equipment and the acquisition of Xtend and approximately $28,200,000 for working capital.

Our temporary investments of the net proceeds from both of the offerings have been in cash, cash equivalents and investment grade, short-term interest bearing securities.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Offer Letter of Avner Kol, dated November 1, 2005.

10.2	Separation Agreement and Release of William Keating, effective November, 12, 2005.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Offer Letter of Avner Kol, dated November 1, 2005.

10.2	Separation Agreement and Release of William Keating, effective November, 12, 2005.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.