Form 10-K
period 2005-12-31
VYYO INC
filed 2006-03-31
CIK 1104730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-30189

VYYO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3241270
(State or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification No.)
4015 Miranda Avenue, First Floor, Palo Alto, California	94304
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:    (650) 319-4000

Securities Registered Pursuant to Section 12(b) of the Act:    None

Securities Registered Pursuant to Section 12(g) of the Act:    Common Stock, $0.0001 Par Value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2006 (computed by reference to the closing price of the registrant's Common Stock as reported on the Nasdaq National Marked on such date): approximately $73,776,668

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of March 27, 2006, was 17,631,964.

        Documents Incorporated by Reference:    Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated by reference from the definitive Proxy Statement for the registrant's 2006 annual meeting of stockholders.

VYYO INC.

2005 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

        The matters discussed in this Annual Report on Form 10-K, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

  •
  our belief that our Spectrum Overlay solution is an economically desirable bandwidth expansion alternative and has the potential to help cable system operators develop new sources of revenue;

  •
  our expectation that a relatively small number of customers will account for a large percentage of our revenues;

  •
  our expectation that we will continue to incur losses for the forseeable future;

  •
  our belief that we may need additional capital to execute our business plan;

  •
  our expectation that price competition among broadband access equipment and systems suppliers will reduce our gross margins in the future;

  •
  our belief that the resolution of any litigation matters will not have a material adverse effect on our consolidated financial position or results of operations;

  •
  our belief that adoption of each of SFAS Nos. 151 and 154 will not have a material effect on our consolidated financial position, results of operations or cash flows;

  •
  our expectation that adoption of SFAS No. 123(R) will increase our stock-based compensation expenses in the year ended December 31, 2006 by approximately $4,200,000;

  •
  our belief that our most critical accounting policies include policies related to revenue recognition, impairment of long-lived assets and intangible assets, employee stock-based compensation, inventories and short-term investments;

  •
  our belief that we will need to generate significantly higher revenues to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability;

  •
  our belief that we may sell some or a significant portion of inventory in the future that we wrote-down in the year ended December 31, 2005;

  •
  our anticipation that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations;

  •
  our anticipation that our sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the cable market and meet our customer demands;

  •
  our expectation that general and administrative expenses will be higher for the year ended December 31, 2006 compared to the year ended December 31, 2005 as we continue to implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act of 2002 and execute our strategic plans and business development efforts;

  •
  our belief that the cash received in our recent financing, coupled with our anticipated cash flows used for operations, will be sufficient to meet our operating and capital expenditures for at least the next 12 months;

  •
  our expectation that we will incur increased interest expenses in the year 2006 and beyond due to (a) long-term debt related to our financing in which $17,500,000 of the proceeds bear an annual interest rate of 9.5% to 10%; (b) the amortization of deferred expenses (including the value of the warrant to purchase shares of our common stock attached to a portion of such long-term debt) incurred as part of the financing; and (c) by accretion to the value of the promissory note delivered to a former Xtend shareholder, as part of the acquisition of Xtend;

  •
  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during tax exemption periods (provided under Israeli law); and

  •
  our expectation that certain levels of our purchase obligations may become payable to our suppliers at various times through 2006.

        You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "could," "intend," "expect," "plan," "estimate," "project," "anticipate," "believe," "potential," "continue," or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our actual results to differ materially from the results expressed or implied by such forward-looking statements include those set forth in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I

Item 1.    Business

Overview

        Vyyo Inc. and its wholly-owned subsidiaries (collectively, "we," "us" or "our") provide cable and wireless broadband access solutions through two business segments: the "Cable Solutions" segment and the "Wireless Solutions" segment. Our products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers ("WISP"). Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

        Our Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable's wireless or hybrid-fiber coax ("HFC") networks. Additionally, our "Spectrum Overlay" technology is used to expand cable operators' typical HFC network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. Our Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). Xtend Networks Inc. markets our Spectrum Overlay and TI over HFC products. We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of the acquisition of Xtend, please refer to note 6 of our 2005 annual Consolidated Financial Statements.

        Our Wireless Solutions segment includes our utility products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition ("SCADA") of their geographically disbursed, remote assets. Additionally, it includes our WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

        We are focused on promoting products in our Wireless Solutions segment into the network provider, utility, petrochemical, municipality and enterprise markets. Our Cable Solutions segment is focused on both promoting T1 solutions for business services over cable networks and promoting cable bandwidth expansion solutions that are designed to expand cable operators' typical HFC network capacity.

        Vyyo Inc. was incorporated in Delaware in 1996. We have an aggregate of 132 employees in the United States and Israel.

Cable Solutions Segment

  General

        We provide infrastructure solutions that are designed to expand the bandwidth of cable television networks. Our Cable Solutions segment has not yet reached profitability and only began generating revenues in the quarter ended September 30, 2005.

        Products from our Cable Solutions segment include voice grade T1 and radio frequency ("RF") products with node, amplifier, splitter and passive elements targeted to the coaxial portion of the existing cable infrastructure. These products are designed to enable the layer-one expansion of available spectrum up to 3 GHz, which in turn allows cable system operators ("MSOs") to provide more bandwidth-intensive services to their customers.

  Our Cable Solutions

        Our products provide MSOs with the opportunity to increase the availability of bandwidth on their legacy and upgraded systems through our advanced technology. Our technology has the potential to help MSOs develop new sources of revenue by (a) providing residential subscribers with the enhanced "quadruple play" of voice, data, video and wireless services; (b) increasing capacity for high definition TV, video-on-demand, network-based digital video recording, high definition video-on-demand, peer-to-peer gaming and peer-to-peer video conferencing; and (c) attracting new small and medium-sized business ("SMB") customers through T1 capabilities.

        Our products are designed to be backwards compatible with the existing network equipment so as not to affect existing residential services. We designed our solution to pass through all of the legacy services and overlay the expanded services without interfering with cable's traditional services. The products provide a compatible architecture, through Block Division Multiplexing™ technology, that, for example, enables the continued use of existing, standardized equipment, such as DOCSIS® cable modem termination systems, cable modems and digital set-top units.

        In a sample SMB application, the combination of our T1 technology and increased HFC capacity allows MSOs to service hundreds of T1 links over the existing HFC networks. This solution potentially creates a new market for MSOs, enabling them to provide alternatives to incumbent carriers for SMBs that need to connect local telephone switches to the public switched telephone network, connect cellular towers to cellular carrier's point of presence via the existing HFC, or connect their local area network ("LAN") to another office or to the Internet. MSOs also can offer SMBs bundled services of television, high-speed data and telephony, giving them a competitive advantage over the incumbent telecom service providers.

  Products and Technology

        We have developed a broad range of "Spectrum Overlay" products to increase the bandwidth of existing cable television networks and, during 2005, we optimized such products for residential applications. Cable products are designed to be "backwards compatible," overlaying spectrum in parallel to current networks and allowing the utilization of pre-existing digital equipment. Additionally, our T1 over HFC technology enables MSOs to deploy carrier class T1 links for commercial voice and data services, and to backhaul voice traffic between cellular towers and wireless providers' central offices via HFC plant.

        Our Spectrum Overlay solution is made up of the following elements:

        Node Products: XHUB.    The XHUB is located at the fiber node and converts the HFC network standard frequency band to the coaxial plant's extended bands. For example, the Spectrum Overlay XHUB 3006 is a block multiplexer and frequency converter which multiplexes two downstream blocks, each carrying a different content, onto a single cable coaxial plant while demultiplexing five upstream blocks.

        Trunk Amplifiers: Xtendifier and XBridger.    The Xtendifier is the amplification and gain control element of the overlayed coaxial plant. The Xtendifier is installed along the coaxial line, in parallel to existing line extenders. For example, our XFR 3000 is a bi-directional, wide-band amplifier which operates in conjunction with the legacy amplifier. The XBridger performs the same functions, but is placed in conjunction with a multiple output legacy XBridger amplifier.

        Passive Elements.    Our 3 GHz passive elements, with band performance, replace the existing passive elements (taps, splitters, line power inserters and line equalizers.) The XSP replaces existing splitters and directional couplers; the XFFT replaces existing taps; the XLPI replaces existing power line inserter and the XLEQ replaces existing line equalizers, all providing bandwidth performance supporting the increased frequencies used with the Spectrum Overlay system.

        CPE Device: XTB.    The Spectrum Overlay XTB is a block division multiplexer and frequency converter that interfaces with existing standard CPE devices, enabling subscribers to enjoy true quadruple play services.

        Our T1 over coax solution for SMB and cellular backhaul is made up of the following elements:

        XMTS.    The XMTS is the focal point of our unique broadband access system. It supports data, voice and circuit-switched (E1/T1) traffic to and from wired and wireless modems. The XMTS delivers traffic, depending on its type, to a data, voice or E1/T1 transport network. In conjunction with the DS3 availability, the XMTS product family includes:

  •
  The XMTS-24, supporting 24 T1/E1 links and featuring six upstream and four downstream RF ports;

  •
  The XMTS-28, supporting 28 T1 via a single DS3 port, and featuring six upstream and four downstream RF ports;

  •
  The XMTS-48, supporting 48 T1/E1 links, and featuring 12 upstream and eight downstream RF ports; and

  •
  The XMTS-56, supporting 56 T1 links via two DS3 ports, and featuring 12 upstream and eight downstream RF ports.

        T1 Modems.    Our modems are located in residences, small/home offices, medium-sized businesses or at cellular sites. The modem delivers telephony services (T1/E1) and high-speed data connections to business and residential subscribers. These modems send and receive data and voice traffic to and from the XMTS via wireless or HFC networks.

  Customers

        Our Cable Solutions segment targets MSOs. We generally sell products based on individual purchase orders; accordingly, customers are not obligated by long-term contracts. Our customers can generally cancel or reschedule orders upon short notice and can discontinue using our products at any time.

        Our Cable Solutions segment did not generate revenue until the quarter ended September 30, 2005, and these revenues were not significant. Accordingly, we expect that a relatively small number of customers will account for a large percentage of our revenues. See note 16 of our 2005 annual Consolidated Financial Statements beginning on page F-1 for financial information pertaining to our Cable Solutions segment.

  Sales and Marketing

        The products of our Cable Solutions segment are currently targeted to U.S.-based MSOs of all sizes by our direct sales force in North America. We promote our products through direct personal contact, presentations at trade shows, expositions, seminars and lectures and public relations efforts.

        In August 2005, we announced that we had been named as an approved vendor for Cox Communications Inc. with respect to our TI over HFC systems for business customers. This approved-vendor status for TI over HFC is in addition to our approved-vendor status with Cox for our Spectrum Overlay products. In addition, our Spectrum Overlay products are being evaluated at different levels at other leading cable network operators in North America.

  Manufacturing

        We outsource our manufacturing to contract manufacturers that have the expertise and ability to respond quickly to customer orders while maintaining high quality standards. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. The components for the equipment we supply are purchased on a purchase order basis. We have no guaranteed supply or long-term contractual agreements with any suppliers. In addition, some of the components included in our products are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products. We perform some assembly and testing in our Israeli facility.

  Research and Development

        Our research and development activities in the Cable Solutions segment are focused on developing and introducing new features that are important to our target market. Our ongoing product development program assesses MSOs' needs and technological changes in the cable market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development" for a description of research and development expenses for our Cable Solutions segment.

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

        Our Cable Solutions segment faces competition from technologies such as higher encoding over cable (1024QAM), high-end compression (e.g., MPEG-4), Switched Digital Video, the upgrading of coaxial networks to 1GHz and fiber optic solutions. MSOs have partial alternatives to our technology for increasing bandwidth on their systems, including fiber-based solutions and node-splitting. In addition, MSOs themselves face competition from the high bandwidth solutions offered by satellite providers and incumbent telecommunications operators, including digital subscriber line, or DSL, technology and from fiber-to-the-home/curb technologies.

        Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with MSOs. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Scientific-Atlanta (purchased by Cisco Systems, Inc. in 2006), Motorola, Inc., C-Cor Incorporated and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressures may seriously harm our business.

  Employees

        As of December 31, 2005, our Cable Solutions segment employed 33 individuals in Israel in research and development, two individuals in Israel in sales and marketing and 14 individuals in the United States in sales,marketing and customer support. None of our U.S. employees is represented by a union.

        Xtend, our wholly-owned subsidiary, is an Israeli company and is subject to Israeli labor laws and regulations with respect to its Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

        Through Xtend, we and our Israeli employees are subject to provisions of certain collective bargaining agreements, by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern wages, cost of living expenses and other conditions of employment. Xtend provides our Israeli employees with benefits and working conditions above the required minimums. None of our Israeli employees are represented by a labor union and we have not experienced any work stoppages.

Wireless Solutions Segment

  General

        Our Wireless Solutions segment supplies wireless broadband end-to-end solutions used by utilities, service providers, WISP and telecommunication companies to deliver both wireless telephony and high-speed data connections. Our products enable utilities and other network service providers to operate private wireless networks for communications, monitoring and SCADA of their geographically disbursed, remote assets. Additionally, our WISP and telecommunications products address the needs of rural service providers to serve customers with wireless high-speed data beyond the reach of traditional terrestrial networks.

        Our technology uses point-to-multipoint architecture to deliver circuit switched (telephony), as well as voice and data over internet protocol. We sell our systems directly to service providers and system integrators, who provide network planning and integration services. We then integrate our systems with other components in the network and provide their customers with end-to-end network solutions.

        Our systems are deployed in point-to-multipoint applications at the radio frequencies designated for two-way broadband communication. The majority of our systems are deployed in the 3.5 GHz band internationally and the 2.5 GHz and 700 MHz bands in the United States. Point-to-multipoint technology refers to the ability of a central, wireless hub to transmit and receive network traffic to and from multiple subscriber modems. Our systems support both voice and data communications.

        We support 802.3 bridging across our network, which allows us to support Internet Protocol ("IP"). IP is, in turn, the networking standard used to deliver voice, video and data over the Internet. Networking standards are the special set of rules for communicating that the end points in a telecommunication connection use to send signals back and forth. We also support voice and data via a circuit-switched connection providing a dedicated connection to a subscriber with dependable throughput and latency. Service providers use our system to bridge the segment of the network that connects the service providers' systems directly to the subscribers, commonly referred to as the last mile. In addition, our systems are used to connect cellular based stations to a base station controller, commonly known as a backhaul connection.

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

  The Wireless Solution

        Our system is designed to allow our customers to rapidly deploy cost-effective, high-speed data and voice connections directly for communications, monitoring and SCADA of their remote assets and for business, residential and cellular backhaul voice and data applications. Our systems are deployed in point-to-multipoint applications at the frequencies designated for these applications and consist of a broadband hub, which serves as a point of convergence for data traffic in a network, network management system software and subscriber modems. Each broadband hub is located at a base station, which houses the components in the network. Our modems are installed at multiple subscriber locations as follows:

  •
  Point-to-multipoint wireless hubs are located in base stations and send and receive data traffic to and from tens to thousands of wireless subscriber modems, depending upon configuration and application.

  •
  Our modems connected to personal computers or LANs are located in residences, small/home offices and medium-sized businesses. These modems send and receive data traffic and provide access to the broadband hub which, in a typical configuration, provides access to the Internet. Our wireless modems also connect to voice over internet protocol ("VoIP") media terminal adaptors that are connected to telephone sets providing VoIP services.

  •
  Our circuit switched T1/E1 modems connect to a private automatic branch exchange or channel bank and provide a dedicated line for a business or cellular backhaul application.

  •
  Our wireless hub interfaces with a router located in the base station that sends data traffic to the Internet. It also delivers voice services over T1/E1 links that are typically connected to a Class 5 switch.

  •
  Base station and customer premise equipment ("CPE") radios are added to the wireless hubs and modems to create a complete end-to-end solution.

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

  Products

        Wireless Hub.    Our wireless hub manages data communications between wireless modems located at subscribers' locations and network devices such as routers located at a central office or base station. The primary role of the wireless hub is to manage the upstream traffic from the subscriber toward the public telephone and data networks, and the downstream traffic from the networks toward the subscriber. Our wireless hub is designed to support tens to thousands of users depending upon the configuration and application.

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

  Technology

        Our experience in designing shared bandwidth communications systems using time division multiple access technology ("TDMA") is the foundation of our expertise in the point-to-multipoint broadband wireless access market. TDMA is a technology that allows multiple users to share available bandwidth. We have extensive expertise in system design, as well as modem and broadband radio frequency technology. We have developed media access control, or MAC, layer algorithms, and scheduling algorithms, that maximize the number of subscribers that can share a single upstream channel.

        Support of Internet Protocol.    Our system architecture supports IP communications traffic, and our primary systems components, the media access controller and the scheduler, are optimized for IP communications traffic. We have designed our systems to carry variable-length IP packets over one upstream TDMA burst as well as to support large packets that must be spread over multiple TDMA bursts.

        MAC and PHY Layer Capabilities.    Our media access control layer capabilities, combined with our physical layer capabilities, provide robust performance under adverse conditions and effectively utilize the limited frequency and bandwidth allocations of the 700 MHz band and 3.5 GHz band. Our single carrier PHY (Physical) layer technology offers multiple symbol rates and modulation schemes on both upstream and downstream channels which are used to optimize system configuration in any particular deployment scenario.

        Scheduling Algorithms.    We develop scheduling software code for DOCSIS-based (Data Over Cable Service Interface Specifications) TDMA point-to-multipoint systems. Our scheduling algorithms are optimized to support multiple services including best effort data services, committed information rate data services, VoIP services and T1/E1 services, in an efficient manner for optimal utilization of limited wireless spectrum.

        Circuit Switched Capability.    Our broadband wireless access solution includes a circuit-switched capability which allows our base station and CPE to be a multi-service platform, which delivers high-speed IP data as well as plain old telephone service and T1/E1 services across a single, cohesive vendor platform and RF infrastructure.

  Customers

        In 2005, we expanded our customer focus beyond traditional telecommunications providers. As a result, we now sell our products directly to utilities, service providers, WISP and telecommunication companies to deliver both wireless telephony and high-speed data connections. We sell our products based on individual purchase orders; accordingly, our customers are not obligated by long-term contracts. Our customers can generally cancel or reschedule undelivered orders upon short notice and can discontinue using our systems at any time.

        A relatively small number of customers account for a large percentage of our revenues. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. See note 16 of our 2005 annual Consolidated Financial Statements beginning on page F-1 for financial information pertaining to our Wireless Solutions segment.

  Sales and Marketing

        In 2005, we focused our sales and marketing resources on utilities, network service providers and network system integrators in the United States while reducing resources dedicated to sales and marketing in international markets, particularly China. Some of our customers have the means to provide vendor financing to their end users customers in situations where our equipment is purchased as part of the total network. For some service providers, this financing is a necessary part of the total network solution. We support our system integrator customers with site demonstrations, and in some cases field trials, for their service provider customers. The objective of a site demonstration is to promote the adoption of our systems for deployment within the service provider's network.

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

  Research and Development

        In 2005, we re-focused research and development activities on developing products to address the utility and network service provider markets. Our research and development activities in the Wireless Solutions segment are focused on developing and introducing of new features that are important to our customers. In 2005, our primary focus was on our 700 MHz solution and our recently-introduced DOCSIS®-compatible T1 solution targeting SMBs. Our ongoing product development program assesses service providers' needs and technological changes in the telecommunications market.

        We believe that our extensive experience in designing and implementing high quality network components and system software allows us to develop high quality solutions. As a result of these development efforts, we have created an integrated broadband wireless platform that delivers data, voice and T1/E1 services.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development" for a description of research and development expenses for our Wireless Solutions segment.

  Competition

        The market for broadband wireless access systems is competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include: availability of licensed spectrum, product performance and features; price of competitive products; reliability and stability of operation; ability to develop and implement new services and technologies; ability to support newly allocated frequencies; development and adoption of new wireless standards (e.g., Wi-MAX); ability to provide system integration services efficiently and cost effectively; and sales capability, technical support and service.

        The primary competing alternative technologies for broadband access include:

        Digital Subscriber Line.    Digital subscriber line ("DSL") technology transmits data approximately 50 times faster than a conventional dial-up modem using the existing copper wire network. DSL transmission rates are limited, however, by the length and quality of the available copper wires. Various implementations of DSL are being developed and deployed. Service providers deploying DSL technology include incumbent telecommunications operators, such as SBC Communications, Inc. and Verizon Communications, as well as numerous competitive local exchange carriers.

        Cable Modems.    Cable modems are designed to provide broadband Internet access services by cable operators and are targeted primarily at the residential market. Cable infrastructure passes by 110,800,000 homes in North America, but only a portion of those homes currently have access to two-way cable modem service. Many cable operators are currently offering broadband access services across two-way cable, and cable TV networks will be used increasingly for voice and high-speed data services.

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

        Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Alvarion Inc., Aperto Networks, Inc., Arris Group, Inc. NextNet Wireless, Inc., IP Wireless, Inc., Navini Networks, Inc., Wi-LAN Inc., SR Telecom, Harris Corporation, Cambridge Wireless Limited, Flarion, VCOM, Airspan and ZTE Corporation. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures may seriously harm our business.

  Employees

        As of December 31, 2005, our Wireless Solutions segment employed 30 individuals in Israel in research and development, 12 individuals in the United States in sales, marketing and customer support and 16 individuals in Israel in manufacturing and operations. None of our U.S. employees is represented by a union.

        Our Wireless Solutions segment is operated by our Israeli subsidiary, Vyyo Ltd., which is subject to Israeli labor laws and regulations with respect to our Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

        Through Vyyo Ltd., we and our Israeli employees are subject to provisions of certain collective bargaining agreements, by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern wages, cost of living expenses and other conditions of employment. We provide our Israeli employees with benefits and working conditions above the required minimums. Our Israeli employees are not represented by a labor union and we have not experienced any work stoppages.

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

        Our compliance with regulation agencies, such as the FCC, requires us to do ongoing verification and testing and may add delays to our product upgrades and releases and we may not be able to meet those regulations for future products. Those regulations also may change which could require us to modify our systems, which may be expensive and time-consuming, and incur substantial compliance costs and seriously harm our business.

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

  Intellectual Property

        We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business. Our Cable Solutions segment has 35 patent applications pending worldwide, including 15 in the United States. Our Wireless Solutions segment has eight issued patents and five patent applications pending, all in the United States.

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

        Others' patents may be determined to be valid, or some or all of our products may ultimately be determined to infringe those patents. Patent holders may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Cost Reduction Program

        In August 2005, we implemented a cost reduction program whereby we reviewed the size and composition of our workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, we reduced our workforce by approximately 16% in the United States and Israel. We have recorded approximately $360,000 in a one-time cash severance payment and related expenses. This cost reduction did not require the termination of any contractual obligations or require us to incur other material associated costs.

Shira Computers Ltd.

        On May 14, 2002, we acquired all of the outstanding ordinary shares of Shira, an Israeli privately held company that provided software products for the prepress and publishing markets (the "Software Products" segment), pursuant to a share exchange agreement. Due to the continuing decline in Shira's sales, Shira's recurring losses and its inability to penetrate the market, on August 12, 2003, our Board of Directors determined to cease all of Shira's business operations and terminate all of Shira's employees.

        On March 31, 2005, we sold all of our shares of Shira stock to third parties (the "Shira Purchasers"). The Shira Purchasers are required to pay us 22.5% to 42.5% of the proceeds that may be received upon any subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations. During the year ended December 31, 2005, we received an additional $166,000 from the Shira Purchasers.

Segments and Geographic Information

        See note 16 of our 2005 annual Consolidated Financial Statements for a description of financial matters related to our Wireless Solutions and Cable Solutions segments, as well as geographic information related to our business.

Item 1A.    Risk Factors

        Our business is subject to substantial risks, including the risks described below.

We have a history of significant losses, expect future losses and may never achieve or sustain profitability.

        We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $38,692,000 in the year ended December 31, 2005 and $21,093,000 in the year ended December 31, 2004. As of December 31, 2005, our accumulated deficit was $235,150,000. In addition, we have increased our sales and marketing expenditures and research and development expenditures in connection with our efforts to develop new sources of revenue. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

        In this regard, our inventory increased substantially in 2004 and 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a write down of inventory and purchase commitments of approximately $2,050,000 for the year ended December 31, 2005. In the event that our sales do not increase, the sales price of our products decrease or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to write-down additional inventory. Any such write-down would adversely affect our operating results in future periods.

We may have insufficient capital to execute our business plan.

        On March 23, 2006, we closed a financing of $25,000,000 from Goldman, Sachs & Co., resulting in net proceeds to us of approximately $23,500,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Financing" below. Notwithstanding this financing, we may need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we may not be able to successfully execute our business plan.

If an event of default occurs under either the Convertible Note or the Senior Secured Note delivered to Goldman, Sachs & Co. in the financing, the principal and accrued interest under each note would become due and payable which would substantially harm our cash position and business prospects.

        On March 23, 2006, we closed a financing for $25,000,000 which included delivery of a Convertible Note in the principal amount of $10,000,000 and a Senior Secured Note in the principal amount of $7,500,000. Each of these notes contains events of default that, if triggered, would require us to pay the principal and accrued interest under both notes immediately (after the expiration of applicable cure periods). If an event of default occurs under the notes and the holder declares all outstanding principal and interest immediately due and payable, our cash position and business prospects would be substantially harmed.

If we fail to achieve significant market penetration and customer acceptance of our cable products, our prospects would be substantially harmed.

        The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Our products in the Cable Solutions segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. To date, we have only begun to install our cable products with customers in field trials. There can be no assurance that our initial installations of our cable products will be successful. As our cable products are in a development stage, we may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

        We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

Our success will depend on MSOs willingness and ability to substantially increase the available bandwidth on their networks using our alternative technology solution.

        For our cable products to be sold in significant quantities, MSOs must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenue streams to justify the deployment of our technology. Meanwhile, major MSOs have indicated that the imminent completion of significant network upgrades, which involve significant labor and construction costs, will lead to lower capital expenditures in the future. If our product portfolio and product development plans do not position us well to capture an increased portion of the expected reduced capital spending of these cable operators, our operating results would be adversely affected.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain or expand our business.

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

        While we are continuing to operate our traditional Wireless Solutions segment and have increased our sales and marketing efforts to address the utilities and oil and gas market and other new markets, we may also consider a variety of alternatives to this business, including the sale, divestiture, license or restructuring of a substantial portion or all of our current wireless network technology or assets. In the event of any such transaction, the value we may realize in the current market could be minimal.

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

Our success depends significantly on Davidi Gilo, our Chairman of the Board and Chief Executive Officer, the loss of whom could seriously harm our business.

        Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we are significantly dependent on the services of Davidi Gilo, our Chairman of the Board and Chief Executive Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Mr. Gilo or other members of senior management or other key personnel could seriously harm our business.

We may not be able to successfully operate Xtend or integrate Xtend or other businesses that we may choose to acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

        We acquired Xtend, a provider of infrastructure solutions that expand the bandwidth of cable operators, on June 30, 2004. We also may continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We ultimately may be unsuccessful in operating Xtend as a profitable business as we were unable to operate Shira as a profitable business. In addition, we may have difficulty integrating Xtend's or other companies' personnel, operations, products and technologies into our current business. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses.

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

        Our Spectrum Overlay solutions are at a development stage in the commercialization of our cable products. We currently have limited relationships with potential customers and distributors as well as limited professional sales staff. We will be successful only if we are able to develop distribution channels to market and sell our cable products.

        In order to develop such channels and market and sell our cable products, we will need to continue to build a well-connected team of executives and marketing professionals. Many of these executive and professionals will need to be based in the United States. It may be difficult for us to hire and retain qualified personnel. Integrating new personnel, particularly U.S.-based personnel, may be challenging from a culture and logistics perspective because most of our employees in our Cable solutions segment are currently based in Israel. Meanwhile, our management has limited experience in the cable industry.

        We currently have limited exposure to global business opportunities. We will not be able to take advantage of any meaningful potential global demand for our products unless and until we are able to develop global distribution channels and strategies.

We have not yet produced or deployed our cable products in high volumes.

        We have not yet produced our Spectrum Overlay solutions products in high volumes and there may be challenges and unexpected delays, such as quality control issues, in our attempts to increase volume and lower production costs. Our long-term success depends on our ability to produce high quality products at a low cost and, in particular, to reduce the production cost of our cable products designed for residential use.

        Because we have not yet deployed our Spectrum Overlay solutions products in high volume, there is significant technology risk associated with any such future deployment. We cannot be sure that any such high volume deployment would be successful.

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

        If MSOs and telecommunications service providers do not make significant capital expenditures, our prospects would be adversely affected.

We will depend on future demand for additional bandwidth by the cable industry and its end customers.

        Because our cable products expand available bandwidth over existing infrastructure, demand for these products depends on demand for additional bandwidth by the cable industry and its end customers. The scope and timing of end customer demand for such additional bandwidth is uncertain and hard to predict. The factors influencing this demand include competitive offerings, applications availability, pricing models, costs, regulatory requirements and the success of initial roll-outs. If the future demand for bandwidth is insubstantial, is addressed by alternative technologies or does not develop in the near future, our prospects would be adversely affected.

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

        We implemented a cost reduction program in August 2005 by reducing our workforce. The full implementation of this program resulted in a reduction of our workforce of approximately 16%. This reduction has had the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

Competition may result in lower average selling prices, and we may be unable to reduce our costs at offsetting rates, which may impair our ability to achieve profitability.

        There has been significant price erosion in the broadband equipment field. We expect that continued price competition among broadband access equipment and systems suppliers will reduce our gross margins in the future. We anticipate that the average selling prices of broadband access systems will continue to decline as product technologies mature. We may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and total profitability for these systems. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

Our future growth depends on market acceptance of several emerging broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

        Future demand for our broadband wireless and cable products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, video-on-demand (VOD), high definition television, very high-speed data services and VoIP telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises networks, new video compression standards such as MPEG-4 and Microsoft's Windows Media 9, the greater use of protocols such as IP and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

        Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

  •
  convergence, or the desire of certain operators to provide a combination of video, voice and data services to consumers, also known as the "triple play;"

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

        A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Year Ended December 31,
	2005	2004	2003
Customer A	45%	19%	14%
Customer B	8%	19%	4%
Customer C	7%	7%	11%
Customer D	2%	13%	47%
Customer E	—	21%	—
Customer F	—	2%	14%

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

        Sales outside of North America accounted for approximately 32.0% of our revenues in the year ended December 31, 2005. In addition, we maintain research and development facilities in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

  •
  economic, inflation and political instability;

  •
  terrorist acts, international conflicts and acts of war;

  •
  our international customers' ability to obtain financing to fund their deployments;

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

        Our research and development and final testing and assembly facilities, a majority of our employees and some of our contract manufacturers are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the recent wars in Iraq and Afghanistan and the current military and political presence of the United States or its allies in Iraq and Afghanistan could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel and the Middle East, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

        Countries worldwide are considering or are in the process of allocating frequencies for wireless applications, but not all markets have done so. If the United States and/or other countries do not provide sufficient spectrum for wireless applications or reallocate spectrum in the wireless frequency bands for other purposes, our customers may delay or cancel deployments in broadband wireless, which could seriously harm our business. Further, if our customers are unable to obtain licenses or sufficient spectrum in the wireless frequency bands our business could be seriously harmed.

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

  •
  industry standards.

        Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc.; Aperto Networks, Inc.; NextNet Wireless, Inc.; IP Wireless, Inc.; Navini Networks, Inc.; Wi-LAN Inc.; SR Telecom Inc.; Harris Corporation; Cambridge Wireless Limited; Flarion Technologies Inc. (acquired by Qualcomm Incorporated in January 2006); VCom Inc.; Airspan Networks, Inc.; ZTE Corporation; Scientific-Atlanta (purchased by Cisco Systems, Inc. in 2006); Motorola, Inc.; C-Cor Incorporated and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. In the cable industry, our cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

Hardware defects or firmware errors could increase our costs and impair the market acceptance of our systems, which would adversely affect our future operating results.

        Our systems will occasionally contain certain defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our firmware or hardware that we have failed to detect. We have in the past experienced, and may experience from time to time in the future, defects in new or enhanced products and systems after commencement of commercial shipments, or defects in deployed systems. This may be observed in connection with stability or other performance problems. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system, it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we also may be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

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

        Our Spectrum Overlay solutions products are implemented over the hybrid fiber coaxial plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with our Spectrum Overlay solutions products. In addition, we depend on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

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

        Although we reduced the costs of our wireless network operations in response to the decline in the telecommunications industry that began around 2001, we have increased certain expenses to address new business opportunities in both the Wireless Solutions and Cable Solutions segments and we will need to continue to monitor closely our costs and expenses. If the market and our business do not expand, we may need to further reduce our operations. In addition, our acquisition of Xtend has caused our costs to increase as we seek to develop business.

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

        We regularly evaluate and seek to explore and develop derivative products relating to our Wireless Solutions and Cable Solutions segments systems. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty makes it difficult to forecast future demand for our products.

Because of our long product development process and sales cycle, we may incur substantial expenses without anticipated revenues that could cause our operating results to fluctuate.

        A customer's decision to purchase our products typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks, over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results could be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

        Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to the U.S. GAAP that will require us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The change will negatively impact our earnings and could affect our ability to raise capital on acceptable terms. In addition, regulations implemented by the Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

The government programs and benefits we receive require us to satisfy prescribed conditions. These programs and benefits may be terminated or reduced in the future, which would increase our costs and taxes and could seriously harm our business.

        Certain of our capital investments have been granted "approved enterprise" status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiaries, Vyyo Ltd. and Xtend, have accumulated loss carry-forwards for Israeli tax purposes and therefore have not enjoyed any tax benefits under current approved enterprise programs.

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

        As of April 1, 2005, the government of Israel eliminated the ability of companies to submit new applications for approved enterprise status. This change in the government policy may hinder us in the future with respect to any benefits we may have received for new undertakings which would have been entitled to "approved enterprise" status.

Several of our directors and officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

        Several members of our Board of Directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman, have had professional relationships with our Chairman of the Board, Davidi Gilo, and his affiliated companies for several years. These members of our Board of Directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, and is an investor and co-Chief Executive Officer of an Israeli investor group in which Mr. Gilo was an investor until October 2005. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be considered to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay could be reduced and any merger or takeover could be delayed.

        As of December 31, 2005, our management collectively owned approximately 32.8% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of March 31, 2006).

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in Palo Alto, California, where we lease approximately 14,565 square feet of commercial space. Our lease for these facilities expires on April 30, 2009, although we are able to cancel the lease beginning November 1, 2006 on six months prior notice. These facilities are used for executive office space, including sales and marketing, finance and administration and technical customer support.

Location	Major Activity	Leased Space (square footage)	Expiration of Current Lease
Palo Alto, California	Corporate headquarters; sales and marketing, finance and administration	14,565	April 2009
Norcross, Georgia	Sales and marketing	5,740	January 2010
Modi'in District of Israel	Research and development, product assembly and testing	42,200	November 2010

        We believe that our current facilities will be adequate to meet our needs for the foreseeable future. Notwithstanding the foregoing, management has determined to cancel its lease and relocate its corporate headquarters from Palo Alto, California to its leased location in Norcross, Georgia. We expect the relocation to be complete during the year ended December 31, 2006.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq National Market under the symbol "VYYO." The following table presents the high and low sales prices of our common stock in each quarter of 2004 and 2005, as reported by the Nasdaq National Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2005
First Quarter	$9.57	$6.80
Second Quarter	8.26	5.61
Third Quarter	6.99	3.63
Fourth Quarter	6.94	3.70
Year Ended December 31, 2004
First Quarter	$9.92	$5.66
Second Quarter	7.87	5.25
Third Quarter	6.60	4.29
Fourth Quarter	8.98	4.80

        On March 27, 2006, the closing price of our common stock as reported on the Nasdaq National Market was $7.01 per share. As of March 27, 2006, there were approximately 100 holders of record of our common stock, which we believe represents approximately 2,700 beneficial holders.

        Dividend Policy.    We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

        Through our Israeli subsidiaries, Vyyo Ltd. and Xtend Networks Ltd., we participate in the "alternative benefits program" under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If an Israeli subsidiary distributes a cash dividend to us from income which is tax exempt, other than in connection with the subsidiary's complete liquidation, it would be taxed at the corporate rate applicable to such income (currently between 10% to 25%). Pursuant to Article 12 of the Income Tax Treaty between Israel and the United States, if we were to receive a dividend from an Israeli subsidiary from income derived during any period for which the subsidiary is entitled to the reduced tax rate applicable to an approved enterprise, then that subsidiary would be required to withhold 15% of the gross amount of the dividend payable to us under certain conditions.

        Securities Authorized for Issuance under Equity Compensation Plans.    The following chart sets forth certain information as of December 31, 2005, with respect to our three stock option plans: 1996 Equity Incentive Plan, 1999 Employee and Consultant Equity Incentive Plan and Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the "2000 Plan"). Currently, we only grant stock options out of our 2000 Plan.

        Each of our plans has been approved by our stockholders. The number of shares reserved for issuance under the 2000 Plan automatically increases on January 1st of each year by the lesser of (i) 1,000,000 shares, or (ii) 10% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year. On January 20, 2005, our Board of Directors terminated our Employee Stock Purchase Plan due to the potential impact of then recent accounting pronouncements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,584,854	$5.35 per share	829,946
Equity compensation plans not approved by security holders	None	None	None
Total	5,584,854	$5.35 per share	829,946

Item 6.    Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$2,367	$6,094	$6,060	$4,577	$8,205
Cost of revenues:
Cost of products sold	2,519	4,038	1,986	590	15,406
Write-down of inventory and purchase commitments	2,050	—	—	—	—
Impairment and amortization of technology	2,014	194	—	—	—

Total cost of revenues	6,583	4,232	1,986	590	15,406

Gross profit (loss)	(4,216)	1,862	4,074	3,987	(7,201)

Operating expenses (income):
Research and development, net	11,195	6,934	4,365	3,920	15,027
Acquisition of in-process research and development	—	1,402	—	—	—
Sales and marketing	9,912	8,065	4,052	3,394	8,325
General and administrative	6,321	6,257	5,082	6,068	11,150
Restructuring adjustments	(875)	21	1,115	(303)	12,827
Impairment and amortization of intangible assets	11,288	851	—	—	—

Total operating expenses	37,841	23,530	14,614	13,079	47,329

Operating loss	(42,057)	(21,668)	(10,540)	(9,092)	(54,530)
Gain resulting from amendment to promissory note	2,533	—	—	—	—
Interest income, net	401	508	1,439	2,584	5,527

Loss from continuing operations	(39,123)	(21,160)	(9,101)	(6,508)	(49,003)
Discontinued operations	431	67	(6,640)	(2,725)	—

Loss for the year	$(38,692)	$(21,093)	$(15,741)	$(9,233)	$(49,003)

Loss per share (basic and diluted):
Continuing operations	$(2.54)	$(1.52)	$(0.72)	$(0.53)	$(3.99)
Discontinued operations	0.03	0.01	(0.52)	(0.22)	—

	$(2.51)	$(1.51)	$(1.24)	$(0.75)	$(3.99)

Weighted average number of shares outstanding: basic and diluted	15,422	13,979	12,737	12,331	12,254
	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,951	$42,212	$57,791	$72,315	$84,069
Restricted cash	5,000	—	—	—	—
Working capital	6,022	37,846	54,587	64,361	75,904
Total assets	21,795	56,171	62,406	77,636	88,040
Total stockholders' equity	8,145	45,239	54,950	68,769	77,852

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2005 annual Consolidated Financial Statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A above and elsewhere in this report.

Overview

        We provide cable and wireless broadband access solutions through two business segments: the "Cable Solutions" segment and the "Wireless Solutions" segment. Our products are designed to address four markets: Cable, Telecommunication, Utility and "WISP. Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

        Our Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable's wireless HFC networks. Additionally, our "Spectrum Overlay" technology is used to expand cable operators' typical HFC network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. Our Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli privately-held development stage company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of the acquisition of Xtend, please refer to note 6 of our 2005 annual Consolidated Financial Statements.

        Our Wireless Solutions segment includes our utility products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and SCADA of their geographically disbursed, remote assets. Additionally, it includes our WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

        We are focused on promoting products in our Wireless Solutions segment into the network provider, utility, petrochemical, municipality and enterprise markets. Our Cable Solutions segment is focused on both promoting T1 solutions for business services over cable networks and promoting cable bandwidth expansion solutions that are designed to expand cable operators' typical HFC network capacity.

        On March 23, 2006, we closed the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and Warrants to Goldman, Sachs & Co. (the "Financing"), resulting in net proceeds to us of approximately $23,500,000. See "—Subsequent Events—Financing."

        In 2003, we determined to cease the software business operated by Shira Computers Ltd. ("Shira"), our wholly-owned subsidiary, and terminate all of Shira's employees. Prior to that time, Shira operated in the "Software Products" segment. The cessation of Shira's operations represented a disposal of a business segment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we classified the results of the Software Products segment as discontinued operations, and reclassified prior periods accordingly. On March 31, 2005, we sold all of our shares of Shira to third parties. See note 11 to our 2005 annual Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based upon our 2005 annual Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates, judgments and assumptions under different conditions.

        Our critical accounting policies are described in the notes to the 2005 annual Consolidated Financial Statements as of and for the year ended December 31, 2005. We determined these critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

  Revenue Recognition

        Revenues from the Wireless Solutions and Cable Solutions segments are derived from sales of products. As of December 31, 2005, our revenues from services were not significant. Our products are generally off-the-shelf products, sold "as is," without further adjustment or installation. When establishing a relationship with a new customer, we may also sell these products together as a package, in which case the products typically are shipped at the same time to the customer. We do not recognize revenue when our customers have the right of return or any additional services are not delivered.

        We recognize revenues from our products when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and we have no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. Our standard sales generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance.

  Impairment of Long-Lived Assets and Intangible Assets

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, we would recognize an impairment loss and would write down the assets to their estimated fair values.

  Employee Stock-Based Compensation

        We account for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Charges for stock-based compensation represent the amortization of deferred compensation charges, which are based on aggregate differences between the respective exercise price of stock options, shares of restricted stock and purchase price of the underlying common stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock-based compensation is amortized over the vesting period of the underlying stock options and the shares of restricted stock.

        Under "Fixed Plan" accounting, compensation cost is fixed, measured at grant date and is not subsequently adjusted. Under "Variable Plan" accounting, the measurement date occurs after the grant date and compensation cost is estimated and recorded each period from the grant date to the measurement date, based on the difference between the option price and the fair market value of the underlying common stock at the end of each period.

        SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, SFAS No. 123 also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. We have elected to continue accounting for employee stock options and shares of restricted stock according to APB No. 25.

        As of January 1, 2006, we adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"). See "—Recent Accounting Pronouncements."

  Inventories

        We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are less favorable than our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, we would be required to recognize such costs in our cost of sales at the time of such determination. If our inventory is determined to be undervalued, we may have overstated our cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold.

        In accordance with our inventory evaluation policy described above, we recognized an inventory provision of approximately $2,050,000 during the year ended December 31, 2005. This provision includes a $290,000 provision for purchase commitments resulting from our need to order or build inventory in advance of anticipated sales. We recognized these provisions to account for excess inventory resulting from longer than expected sales cycle and customer acceptance of our product.

  Short-Term Investments

        We have designated our investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders' equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income, net. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments as short-term under "short-term investments," even though the stated maturity date may be one year or more beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are included in interest income, net.

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

Recent Accounting Pronouncements

        In November 2004, FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43" ("SFAS No. 151"). SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for us). We do not expect this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) supersedes our current accounting for share-based payment awards under APB No. 25 and requires that we recognize compensation expense for all share-based payment awards based on fair value. In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107") relating to the adoption of SFAS No. 123(R). Beginning in the first quarter of 2006, we will adopt the provisions of SFAS No. 123(R) under the modified prospective transition method. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We recognize share-based payment compensation expense based on FASB Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25," which provides for accelerated expensing, and we will continue to do so after the adoption of SFAS No. 123(R). SFAS No. 123(R) requires that we estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. As of the year ended December 31, 2005, we accounted for forfeitures as they accrue as permitted under then-current accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to our financial statements for the year ended December 31, 2005.

        We expect that adoption of SFAS No. 123(R) will increase our stock-based compensation expenses in the year ended December 31, 2006 by approximately $4,200,000. This estimate does not include the impact of additional awards which may be granted, or forfeitures which may occur, after December 31, 2005 and prior to our adoption of SFAS No. 123(R).

        In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 supercedes APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). We do not believe that adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

        In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We adopted FSP FAS 115-1 and FAS 124-1 as of December 31, 2005.

Results of Operations

  Revenues

        Revenues were $2,367,000, $6,094,000 and $6,060,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues derived from our Wireless Solutions segment were $2,193,000, $6,094,000 and $6,060,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues derived from our Cable Solutions segment were $174,000, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

        Our small revenue base for the year ended December 31, 2005 resulted from (a) slower than expected customer acceptance of products in our Cable Solutions segment, (b) longer than anticipated sales cycles and our customer's difficulty in securing available licensed spectrum in the United States and (c) realigning our geographic focus by pulling resources out of Asia and the sub-continent region. The 61% decrease in our revenues for the year ended December 31, 2005 compared to the revenues reported for the year ended December 31, 2004, mainly resulted from: (a) the change in our strategic direction in favor of the utility and cable markets, and (b) the closing of our China office and our international sales department which had generated revenues of $757,000, $4,484,000 and $4,856,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues did not change significantly during the year ended December 31, 2004 compared to the year ended December 31, 2003. The slight increase was primarily related to increased shipments of our products in the United States.

        Revenues from the sale of inventory previously written down to $0 for the years ended December 31, 2005, 2004 and 2003 was $0, $1,014,000 and $3,209,000, respectively.

        Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Year ended December 31,
	2005	2004	2003
Customer A	45%	19%	14%
Customer B	8%	19%	4%
Customer C	7%	7%	11%
Customer D	2%	13%	47%
Customer E	—	21%	—
Customer F	—	2%	14` %

  Cost Reduction Program

        In August 2005, we implemented a cost reduction program whereby we reviewed the size and composition of our workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, we reduced our workforce by approximately 16% in the United States and Israel. We have recorded approximately $360,000 in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require us to incur other material associated costs.

  Cost of Revenues

        Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

        Cost of revenues was $6,583,000, $4,232,000 and $1,986,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in cost of revenues included impairment and amortization of technology of $2,014,000, $194,000 and $0; and inventory write-downs of approximately $2,050,000, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. The inventory write-down for the year ended December 31, 2005 included a $290,000 provision for purchase commitments resulting from our requirement to order or build inventory in advance of anticipated sales. We took these provisions to account for excess inventory resulting from longer than expected sales cycle and customer acceptance of our products. We believe it is possible that in the future we may sell some or even a significant portion of the written-down inventory. This belief is consistent with our experience in 2002 and subsequent years in which we sold inventory that was previously written-down. However, due to the fact that we cannot comfortably predict when, if ever, such inventory will be sold given the lack of visibility and lack of acceptable predictability into our sales cycle, we have determined that it is appropriate to record the above write-down. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

        Cost of revenues does not include $0, $435,000 and $1,663,000 related to inventories previously written-down to $0 during the years ended December 31, 2005, 2004 and 2003, respectively,

        In November 2004, our Israeli subsidiaries entered into new lease agreements. Accordingly, our costs related increased for the year ended December 31, 2005 due to the relocation of the subsidiaries' facilities in the second quarter of 2005. Expenses related to leased facilities were $203,000 and $79,000 for the years ended December 31, 2005 and 2004, respectively.

  Research and Development

        Our research and development expenses were $11,195,000, $6,934,000 and $4,365,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $6,043,000, $2,110,000 and $0 of the expenses were from our Cable Solutions segment for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $5,152,000, $4,824,000 and $4,365,000 of the expenses were from our Wireless Solutions segment for the years ended December 31, 2005, 2004 and 2003, respectively. These expenses consist primarily of personnel, facilities, equipment and supplies. A majority of our research and development activities are carried out in our facility in Israel. These expenses are charged to operations as incurred.

        We increased spending for our personnel, facilities and equipment to enhance our Cable Solutions segment efforts during the years ended December 31, 2005 and 2004. Non-cash expenses related to stock option grants to our research and development employees and consultants were $223,000, $80,000 and $0 and for the years ended December 31, 2005, 2004 and 2003, respectively.

        The increase in our research and development expenses related to the Cable Solutions segment for the year ended December 31 2005, compared to expenses reported for the year ended December 31, 2004, resulted from the consolidation of Xtend with our operations beginning July 1, 2004. In addition, research and development expenses increased as a result of an increase in workforce compared to the workforce as of December 31, 2004 and the increase of new projects, as a result of our efforts to diversify our business to the Cable Solutions segment in addition to our Wireless Solutions segment.

        The cost of our facilities increased for the year ended December 31, 2005 due to the relocation of our Israeli facilities in the second quarter of 2005. Expenses related to leased facilities were $701,000 and $304,000 for the years ended December 31, 2005 and 2004, respectively.

        We anticipate that our research and development workforce will increase in future periods in order to meet our customer demands.

  Acquisition of In-Process Research and Development

        On June 30, 2004, we acquired all of the outstanding shares of Xtend. The projects allocated to in-process research and development of approximately $1,402,000 represented the fair value of purchased in-process technology for research projects that, as of acquisition date, did not reach technological feasibility and had no alternative future use. Accordingly, we charged them to our Consolidated Statements of Operations on the date of acquisition.

  Sales and Marketing

        Sales and marketing expenses increased to $9,912,000 for the year ended December 31, 2005, compared to sales and marketing expenses of $8,065,000 and $4,052,000 for the years ended December 31, 2004 and 2003, respectively. Sales and marketing expenses consist of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities. The increases in the year ended December 31, 2005 reflect our efforts to increase our visibility in the utilities and cable markets.

        Sales and marketing expenses for our Wireless Solutions segment were approximately $4,302,000, $4,842,000 and $4,052,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in the expenses for our Wireless Solutions segment in the year ended December 31, 2005 compared to those in the year ended December 31, 2004 mainly were due to the closing of our China office and our international sales department. The increase in expenses related to the Wireless Solutions segment in the year ended December 31, 2004 compared to those in the year ended December 31, 2003 was due to (a) an increase in sales efforts for our wireless products in China and other new markets, (b) an increase in our workforce and (c) increased expenses resulting from efforts to acquire new customers.

        Sales and marketing expenses for our Cable Solutions segment were approximately $5,610,000, $3,223,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in our sales and marketing expenses for our Cable Solutions segment in the year ended December 31 2005 compared to the year ended December 31, 2004 resulted from (a) the consolidation of Xtend with our operations beginning July 1, 2004, (b) increased sales and marketing workforce compared to the workforce as of December 31, 2004, (c) increased expenses related to trade shows and promotional activities and (d) increased expenses related to new market potential and market research as part of our efforts to diversify our business to the Cable Solutions segment in addition to our Wireless Solutions segment.

        Our sales and marketing expenses for the Cable Solutions segment for the year ended December 31, 2004 included $1,200,000 accrued for a relocation bonus to an Xtend employee (paid in January 2005) and non-cash stock compensation charges of $126,000, $539,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

        We anticipate that our sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the cable market and meet our customer demands.

  General and Administrative

        General and administrative expenses were $6,321,000, $6,257,000 and $5,082,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Of these expenses, approximately $751,000, $253,000 and $0 were from our Cable Solutions segment and approximately $5,570,000, $6,004,000 and $5,082,000 were from our Wireless Solutions segment in the years ended December 31, 2005, 2004 and 2003, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, Sarbanes-Oxley Act of 2002 related implementation, strategic and business development and legal.

        Non-cash stock compensation charges included $108,000, $13,000 and $128,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        The increases in general and administrative expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to (a) increases in executive staff and professional fees for the Cable Solutions segment that were consolidated with our operations beginning July 1, 2004 and (b) increases in the cost of our facilities due to the relocation of our Israeli facilities in the second quarter of 2005. These increases were offset by a decrease of general and administrative expenses resulting from a decrease in executive staff and professional fees for the Wireless Solutions segment.

        The increase in general and administrative expenses for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to (a) increases in salaries and professional fees, (b) increases in the Cable Solutions segment's general and administrative expenses and (c) internal expenses related to the Xtend acquisition which were not capitalized to our Xtend investment.

        General and administrative expenses also included expenses of $742,000, $770,000 and $698,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to an aircraft time sharing agreement through an unaffiliated third party management company, in connection with several charters of an aircraft for business travel for Davidi Gilo, our Chief Executive Officer.

        We expect general and administrative expenses to be higher for the year ended December 31, 2006 compared to the year ended December 31, 2005 as we continue to implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act and execute our strategic plans and business development efforts.

  Restructuring Charges

        During the year ended December 31, 2005, we recorded restructuring income adjustments of $875,000, resulting from a decrease in the fair value of our stock, compared to $21,000 and $1,115,000 of restructuring expenses for the years ended December 31, 2004 and 2003, respectively. The restructuring program that we undertook in 2001 resulted in income reported for the year ended December 31, 2005 from an adjustment with respect to variable stock compensation related to our former chief executive officer. This former officer exercised the majority of his stock options in 2005; accordingly, we no longer account for these stock options under variable plan accounting.

  Impairment and Amortization of Intangible Assets

        On June 30, 2004, we acquired all of the outstanding shares of Xtend. As part of this acquisition, we: (a) issued 1,398,777 shares of our common stock valued at $8,492,000; (b) paid approximately $2,970,000 for non-competition agreements with certain Xtend employees; (c) paid $269,000 to certain Xtend option holders and employees for the cancellation of their Xtend options; and (d) paid other related expenses of $578,000.

        In addition, we provided a promissory note in the principal amount of $6,500,000 originally payable on March 31, 2007 (the "Promissory Note").

        As Xtend was a development stage enterprise that had not yet commenced its planned principal operations, we accounted for the acquisition as an acquisition of net assets pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, we allocated the purchase price to the individual assets acquired and liabilities assumed, based on their relative fair values, and we recorded no goodwill. As of the closing date of the acquisition, the tangible and intangible net assets acquired consisted of the following (in thousands of U.S $):

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total net tangible assets acquired	$3,060

Intangible assets acquired:
Existing technology	2,208
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,450
Workforce	248

Total intangible assets acquired	9,249

Total tangible and intangible net assets acquired	$12,309

Payment made in cash (including expenses)	$3,817
Payment made by issuance of common stock	8,492

Total purchase price	$12,309

        The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

        The amount allocated to in-process research and development represents the fair value of purchased in-process products or projects that, as of the acquisition's closing date, had not reached technological feasibility and had no alternative future use. Accordingly, they were charged to our Consolidated Statements of Operations as of such date.

        Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology acquired in the Xtend acquisition over six years, non-competition agreements over approximately three years, exclusive sales agreement over four and one-half years and workforce over one year.

        Amortization of intangible assets acquired for the years ended December 31, 2005 and 2004 was $1,914,000 and $1,045,000, respectively, consisting of the amortization of existing technology of $366,000 and $194,000; non-competition agreements of $883,000 and $442,000; an exclusive sales agreement of $541,000 and $285,000; and workforce of $124,000 and $124,000, respectively.

        On December 16, 2005, we amended key provisions of the Promissory Note including the following: (a) the maturity date was extended by one year from March 31, 2007 to March 31, 2008; and (b) the provision that would have allowed the holder to accelerate the Promissory Note if the sum of our cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived. We determined that, as of the time of the amendment of the Promissory Note and immediately prior to its amendment, the contingency had been resolved and, therefore, we recorded $6,500,000 as additional consideration paid in the acquisition. This resulted in an increase to the intangible assets acquired.

        Our current focus is on the residential market for MSOs, rather then the commercial market for MSOs, which was our prior focus at the time we acquired Xtend. This change in focus will require us to invest additional efforts in the development of suitable technology and products. Given this change in focus, and in conjunction with our ongoing review of the carrying value of our intangible assets, we determined that, in accordance with SFAS No. 144, an impairment test of intangible asset is required.

        The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets as set forth in SFAS No. 144, together with other facts and circumstances, we decided to record an impairment charge of $11,388,000 related to the full remaining carrying value of the intangible assets as of December 31, 2005. For additional information, see notes 6 and 7 of our 2005 annual Consolidated Financial Statements.

  Gain Resulting from Amendment of Promissory Note

        In addition to the impairment performed on the acquired intangible assets, we estimated the fair value of the amended Promissory Note at approximately $3,967,000 and recorded this amount as a long-term liability under "Promissory note" in our Consolidated Balance Sheet. The $2,533,000 difference between the value of the amended Promissory Note and the original Promissory Note was recorded as "Gain Resulting from Amendment of to Promissory Note" in the Consolidated Statements of Operations. In future periods we will record an accretion to the value of the amended Promissory Note up to $6,500,000. This accretion of $2,533,000 will be recorded as finance expenses during the remaining term of the Promissory Note, unless the note is cancelled. For additional information, see notes 6 and 7 of our 2005 annual Consolidated Financial Statements.

  Interest Income, Net

        Interest income, net included interest from investment income and foreign currency remeasurement gains and losses. Net interest income decreased to $401,000 in the year ended December 31, 2005, compared to $508,000 and $1,439,000 in the years ended December 31, 2004 and 2003, respectively. The reduction of interest income for the year ended December 31, 2005 resulted from less cash and investments, $45,000 of realized losses from the sale of debt securities before their maturity and an other-than-temporary investment impairment of $126,000. Our recognition of the other-than-temporary investment impairment is due to the effect of rising interest rates on our fixed-interest debt investments that potentially may not be held until maturity. Our interest income is derived from our cash and short-term investment balances. We will incur interest expenses in the year 2006 and beyond due to long-term debt related to our financing with Goldman, Sachs & Co. in which $17,500,000 of the proceeds bear an annual interest rate of 9.5% up to 10%, and the amortization of deferred expenses (including the value of the warrant to purchase shares of our common stock attached to a portion of such long-term debt) incurred as part of the financing. Interest expenses will also be increased by the accretion to the value of the amended Promissory Note delivered to a former Xtend shareholder, as part of the acquisition of Xtend. Accretion of $2,533,000 will be recorded as finance expenses during the remaining term of the Promissory Note, unless such Promissory Note is cancelled.

  Income Taxes

        Our tax rate reflects a mix of the United States federal and state tax on our United States income and Israeli tax on non-exempt income. As of December 31, 2005, we had U.S. federal net operating loss carryforwards of approximately $44,400,000, which will expire between 2011 through 2025. We have net operating losses of approximately $28,400,000 expiring in the years 2008 through 2015. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Such a "change in ownership," as described in Section 382 of the Internal Revenue Code, may substantially limit our utilization of the net operating losses.

        As of December 31, 2005, our Israeli subsidiaries, excluding Shira Computers Ltd. ("Shira"), had net operating loss carryforwards of approximately $90,000,000. The Israeli loss carryforwards have no expiration date.

        Our Israeli subsidiaries have been granted "approved enterprise" status for several investment programs. The "approved enterprise" status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this "approved enterprise" status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 34% for 2005) for the remaining term of the program on the plan's proportionate share of income.

        Since our Israeli subsidiaries have not achieved taxable income, the tax benefits periods have not yet commenced. The subsidiaries' losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in our 2005 annual Consolidated Financial Statements. The entitlement to the above benefits is conditioned upon the subsidiaries fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises.

        One of our subsidiaries is taxed at the regular rate. Following a series of changes in Israeli tax rates, the corporate tax rates for 2004 and thereafter are as follows: 2004: 35%, 2005: 34%, 2006: 31%, 2007: 29%, 2008: 27%, 2009: 26% and for 2010 and thereafter: 25%.

        On January 1, 2003, the Israeli Law for Amendment of the Income Tax Ordinance (Amendment No. 132), 5762-2002, as amended, known as the "Tax Reform," came into effect. The Tax Reform is aimed at broadening the categories of taxable income and reducing the tax rates imposed on employment income. Pursuant to these reforms, we have chosen, with respect to stock options granted under our 2000 Plan, to grant to employees and Office Holders ("Nosei Missra") of our subsidiaries who are Israeli tax residents, in each case excluding controlling shareholders (as such term is defined in Section 32(9) of the Israeli Income Tax Ordinance, options without a trustee intermediary). This permits such employees and Office Holders, pursuant to the terms of the plan, to exercise their stock options and sell their shares without the holding period requirements and other restrictions imposed in the case of options granted through a trustee intermediary. In the absence of a trustee intermediary, the Tax Reform generally permits such employees and Office Holders to recognize ordinary income at the time the employee actually sells the shares, rather than on the date of grant or exercise, but precludes us from deducting the resulting expense for tax purposes at any time.

        We have provided a full valuation allowance against our U.S. federal and state deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

  Charges for Stock-Based Compensation

        Charges for stock-based compensation represent the amortization of deferred stock compensation charges which are based on the aggregate differences between the respective exercise price of stock options and the purchase price of the underlying common stock at their dates of grant or sale and the deemed fair market value of our common stock for accounting purposes. Deferred stock compensation is amortized over the vesting period of the stock options. For the year ended December 31, 2005, net income related to stock-based compensation was $318,000 compared to expenses of $669,000 and $1,403,000 for the years ended December 31, 2004 and 2003, respectively. The stock-based compensation charges resulted from (a) a separation agreement (including income adjustments of $786,000 for the year ended December 31, 2005 and expenses of $21,000 and $1,275,000 for the years ended December 31, 2004 and 2003, respectively, associated with the termination of our former chief executive officer recorded as a restructuring adjustment) and (b) stock option grants to service providers and employees accounted for on the fair value based method.

        The charges for stock compensation relating to the continuing operations are as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Cost of products sold	$11	$—	$—

Research and development	$223	$80	$—

Sales and marketing	$126	$555	$—

General and administrative	$108	$13	$128

Charge for restructuring	$(786)	$21	$1,275

        We expect that adoption of SFAS No. 123(R) will increase our stock-based compensation expenses in the year ended December 31, 2006 by approximately $4,200,000. This estimate does not include the impact of additional awards which may be granted, or forfeitures which may occur, after December 31, 2005 and prior to our adoption of SFAS No. 123(R).

  Discontinued Operations

        Assets and liabilities of the discontinued operations were as follows:

	December 31, 2005	December 31, 2004
	(in thousands)
Current assets	$—	$72

Current liabilities	$—	$433

        Profit and loss of the discontinued operations were as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Income (loss) from operations	$(25)	$64	$(6,631)

Other income (see b below)	$456	—	—
Interest income, net	—	3	(9)

Income from discontinued operations	$431	$67	$(6,640)

        We did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS No. 146, "Accounting for costs associated with exit or disposal activities," during the year ended December 31, 2005. We settled all severance expenses and termination of contractual obligations as of December 31, 2004 amounting to $82,000.

        On March 31, 2005, we sold all of our shares of Shira stock to third parties (the "Shira Purchasers"). The Shira Purchasers are required to pay us 22.5% to 42.5% of the proceeds that may be received upon the subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $270,000. We recorded a $290,000 gain from this sale in discontinued operations. During the year ended December 31, 2005, we received an additional $166,000 from the Shira Purchasers.

Liquidity and Capital Resources

        Since inception, we have financed our operations principally through bank borrowings and equity sales of our common stock for approximately $159,400,000. As of December 31, 2004, through open market transactions, we repurchased 557,800 shares under the repurchase program for a total of $11,400,000. We did not repurchase shares under such program during 2005 and have no present intention of doing so in 2006.

        We have experienced net operating losses and negative cash flows since inception. As of December 31, 2005, we had an accumulated deficit of $235,150,000. Cash used in operations was $27,676,000, $16,283,000 and $14,547,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to continue to incur losses in the foreseeable future.

        As of December 31, 2005, our principal source of liquidity was $9,951,000 of cash, cash equivalents and short-term investments. On March 23, 2006, we completed a financing with Goldman, Sachs & Co. further described below in "—Subsequent Events." The closing of the financing resulted in net proceeds to us of approximately $23,500,000. We believe this cash, coupled with our anticipated cash flows used for operations, will be sufficient to meet our operating and capital expenditures for at least the next 12 months.

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $27,676,000, $16,283,000 and $14,547,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we used cash primarily to (a) fund our net loss which included non-cash charges related to (i) depreciation and amortization of $2,914,000, (ii) write-downs of inventory by $1,760,000, (iii) impairment of intangible assets of $11,388,000, (iv) a gain resulting from amendment of the Promissory Note of $2,533,000, and (v) stock-based compensation income of $318,000; (b) increase inventory by $952,000 as a result of our strategy to penetrate the wireless solutions markets; (c) increase other current assets by $158,000; (d) reduced trade payables and accrued liabilities by $1,256,000; and (e) reduce account receivables by $169,000.

        During the year ended December 31, 2004 we used cash primarily to fund our net loss including changes in other working capital accounts of $1,066,000, which were partially offset by changes in non- cash charges of (a) depreciation and amortization and acquired in-process research and development of $3,122,000, and (b) $669,000 related to stock-based compensation.

  Net Cash Provided by Investing Activities

        Net cash provided by investing activities was $23,018,000, $6,593,000 and $11,401,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, proceeds were comprised of the sale of short-term investments and maturities, which were offset by the purchase of short-term investments of $29,519,000, a restricted cash deposit of $5,000,000 for an irrevocable letter of credit relating to our amended Promissory Note and purchases of property and equipment of $1,339,000 primarily related to investment in equipment for the research and development and manufacturing, and for lease improvements to our new facilities in Israel.

        During the year ended December 31, 2004, investing activities were comprised of proceeds from sales and maturities of short-term investments net of our purchase of short-term investments of $8,110,000, which were offset by $759,000 for purchases of property and equipment and net cash outflow of $626,000 related to the Xtend acquisition.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $1,694,000, $2,272,000 and $1,005,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we received proceeds from exercises of stock options of $676,000 and repayment of a note receivable from our former chief executive officer of $1,018,000.

        During the year ended December 31, 2004, we received proceeds from exercises of stock options and employee stock purchase plan of $2,272,000.

  Purchase Obligations

        We have purchase obligations to our suppliers that support our operations in the normal cause of business. The purchase obligations are related to our operating activities, including the purchase of raw materials for manufacturing our products and research and development activities. Some of these purchase obligations are related to our fixed assets and others require us to purchase minimum quantities of the suppliers' products at a specified price. We had purchase obligation of approximately $1,538,000, $2,612,000 and $242,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These obligations are expected to become payable at various times through the year ended December 31, 2006.

Selected Quarterly Data

        The following table presents unaudited quarterly financial information for each of the four quarters in the years ended December 31, 2005 and 2004. You should read this information in conjunction with our 2005 annual Consolidated Financial Statements and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share data)
Statements of Operations data:
Revenues	$286	$225	$1,152	$704
Cost of revenues
Cost of products sold	375	453	997	694
Write down of inventory and purchase commitments	—	1,700	350	—
Amortization and impairment of technology	1,738	92	92	92

Total cost of revenues	2,113	2,245	1,439	786

Gross (loss) profit	(1,827)	(2,020)	(287)	(82)

Operating loss	(17,501)	(9,032)	(8,445)	(7,079)

Loss from continuing operations	(10,857)	(8,911)	(8,325)	(7,003)
Discontinued operations	66	—	100	265

Loss	$(14,884)	$(8,911)	$(8,225)	$(6,738)

Loss per share (basic and diluted):
Continuing operations	$(0.97)	$(0.57)	$(0.54)	$(0.46)
Discontinued operations	0.01	—	$0.01	$0.02

Loss per share (basic and diluted)	$(0.96)	$(0.57)	$(0.53)	$(0.44)

Weighted average number of shares of common stock outstanding
Basic and diluted	15,372	15,535	15,381	15,195

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except per share data)
Statements of Operations data:
Revenues	$570	$913	$2,386	$2,225
Cost of revenues
Cost of products sold	828	988	1,225	997
Amortization and impairment of technology	97	97	—	—

Total cost of revenues	1,925	1,085	1,225	997

Gross (loss) profit	(355)	(172)	1,161	1,228

Operating loss	(8,612)	(6,788)	(3,954)	(2,314)

Loss from continuing operations	(8,578)	(6,671)	(3,850)	(2,061)
Discontinued operations	56	61	34	(84)

Loss	$(8,522)	$(6,610)	$(3,816)	$(2,145)

Loss per share (basic and diluted):
Continuing operations	$(0.57)	$(0.45)	$(0.29)	$(0.15)
Discontinued operations	—	—	—	$(0.01)

Loss per share (basic and diluted)	$(0.57)	$(0.45)	$(0.29)	$(0.16)

Weighted average number of shares of common stock outstanding
Basic and diluted	14,950	14,699	13,188	13,052

Off-Balance Sheet Arrangements

        We did not undertake any off-balance sheet arrangements in the fiscal year ended December 31, 2005.

Tabular Disclosure of Contractual Obligations

        Our known contractual obligations for the fiscal year ended December 31, 2005 are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$6,515	$1,765	$2,879	$1,688	$183
Purchase Obligations	1,538	1,538	—	—	—
Promissory Note	3,967	—	3,967	—	—

Total	$12,020	$3,303	$6,864	$1,688	$183

Subsequent Events

  Transactions with Davidi Gilo, our Chief Executive Officer and Chairman of the Board of Directors

        Amended Employment Agreement.    On February 10, 2006, we entered into an amended employment agreement with Mr. Gilo, our Chief Executive Officer and Chairman of the Board of Directors (the "2006 Employment Agreement"), which replaces and supersedes his original employment agreement (the "Original Employment Agreement").

        The 2006 Employment Agreement is for a three-year term, with automatic renewals thereafter for terms of one year each, subject to termination upon prior notice by either party. Under the 2006 Employment Agreement, in exchange for 30 hours of services per week, Mr. Gilo will receive an annual base salary of $400,000, which will be reviewed on or before December 31, 2006 and thereafter based on Mr. Gilo's services and our financial results. Mr. Gilo is eligible to receive employee benefits available to all employees, is eligible to participate in bonus plans that may be adopted by our Board of Directors and shall receive an additional bonus based on his performance and that of the company each year as determined by our Board of Directors or Compensation Committee. In addition, Mr. Gilo is eligible for stock options that we may award to him, and he shall accrue 30 days of paid vacation for each 12 months of employment.

        If the 2006 Employment Agreement is terminated without cause (as defined in the 2006 Employment Agreement), all of Mr. Gilo's unvested options would vest immediately and Mr. Gilo would receive a severance payment equal to the greater of (a) the full amount of compensation that Mr. Gilo could have expected under the 2006 Employment Agreement (without bonus) through the end of the term; or (b) 18 months of his then-current salary without bonus. If the 2006 Employment Agreement is terminated without Cause after the initial three-year term, all of Mr. Gilo's unvested options would vest immediately and Mr. Gilo would receive a severance payment of 18 months of his then-current salary without bonus. If the 2006 Employment Agreement is terminated by the Company for Cause, Mr. Gilo would receive a severance payment equal to three months of his then-current salary without bonus. If Mr. Gilo voluntarily terminates the 2006 Employment Agreement, he would receive a severance payment of nine months of his then current salary without bonus.

        Grant of Stock Options.    On February 10, 2006, our Compensation Committee granted Mr. Gilo options to purchase 900,000 shares of the our common stock. These options vest as follows:

          (a)   300,000 shares vest upon the closing of a "Financing Event." For purposes of this option grant, the term "Financing Event" means the receipt of $10,000,000 by us (or our subsidiaries) in one or more related transactions of equity or debt, or a combination of equity or debt. The Financing described below in "—Financing" is a "Financing Event;" accordingly, these 300,000 shares have vested.

          (b)   300,000 shares vest at such time as the per share price of our common stock closes at or above $10.44 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to us or our subsidiaries on the 22nd day of such period.

          (c)   300,000 shares shall vest at such time as the per share price of our Company's common stock closes at or above $15.66 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to us or our subsidiaries on the 22nd day of such period.

  Financing

        On March 18, 2006, we entered into a Securities Purchase Agreement (the "Purchase Agreement"), for the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and Warrants to Goldman, Sachs & Co. (the "Financing"). In connection with the Financing, we issued (a) 1,353,365 shares of our common stock, (b) a $10,000,000 10% Convertible Note, (c) a $7,500,000 9.5% Senior Secured Note, and (d) Warrants to purchase 298,617 shares of our common stock. The transaction resulted in estimated net proceeds to us of approximately $23,500,000. The transactions contemplated by the Purchase Agreement closed on March 23, 2006.

        The Convertible Note matures on March 22, 2011 and accrues interest at a rate of 10% per annum, payable in cash quarterly in arrears, and is convertible at the holder's option into shares of common stock at a conversion price of $10.00 per share, subject to adjustment. In the event of a Fundamental Transaction (as defined in the Convertible Note), the holder may, at its option, require us to redeem all or any portion of the Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a "make-whole" premium calculated in accordance with the terms of the Convertible Note. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. The Convertible Note is unsecured and subordinate to our senior indebtedness.

        The Senior Secured Note matures on March 22, 2011 and accrues interest at a rate of 9.5% per annum. The entire principal amount plus all accrued interest is payable at maturity, unless earlier redeemed or repurchased. We have the option to prepay the Senior Secured Note in whole or in part, beginning March 22, 2007, subject to payment of an applicable premium. In the event of a Fundamental Transaction (as defined in the Senior Secured Note), the holder may, at its option, require us to redeem the entire Senior Secured Notes at a price equal to 101% of the principal amount, plus all accrued and unpaid interest. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. In connection with the Senior Secured Note, we also issued a Warrant exercisable for 298,617 shares of common stock at an exercise price of $0.10 per share, to expire on March 22, 2006. Goldman, Sachs & Co. exercised its Warrant on March 24, 2006. The Senior Secured Note is a senior secured obligation, secured by our assets and the intellectual property of certain of our subsidiaries.

  Relocation of our Facility in Palo Alto, California

        During the first quarter of 2006, we began a process to streamline our businesses by consolidating our corporate headquarters in Palo Alto, California with our sales offices in Atlanta, Georgia. We expect that this move to a single location will enable us to reduce costs over time, to improve our access to top cable industry talent and to improve our location efficiencies and controls.

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

        As of December 31, 2005, we had cash, cash equivalents and short-term investments of $9,951,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

        While most of our short-term investments are classified as "available-for-sale," we generally have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. We may not be able to obtain similar rates after maturity as a result of fluctuating interest rates. We do not hedge any interest rate exposures.

Item 8.    Financial Statements and Supplementary Data

        The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commission rules and forms.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions "Election of Directors," "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2006 annual meeting of stockholders.

        We have adopted a code of conduct and ethics for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers and senior financial personnel. A copy of our business ethics policy is posted on our website at www.vyyo.com. Our code of business conduct may be found on our website as follows:

  •
  from our main Web page, first click on "Investors" and then click on "Corporate Governance."

  •
  Next, click on "Code of Conduct and Ethics."

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct and ethics by posting the required information on our website, at the address and location specified above.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2006 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2006 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2006 annual meeting of stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from the information under the caption "Principal Accounting Fees and Services" in the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 annual meeting of stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as a part of this report

  1.
  Financial Statements

        The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

  2.
  Financial Statement Schedules

        No financial statement schedules are required to be filed.

  3.
  Exhibits

        The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.
	By:	/s/ DAVIDI GILO Davidi Gilo, Chairman of the Board and Chief Executive Officer
Date: March 30, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVIDI GILO Davidi Gilo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2006
/s/ ARIK LEVI Arik Levi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006
/s/ RONN BENATOFF Ronn Benatoff	Director	March 30, 2006
/s/ LEWIS S. BROAD Lewis S. Broad	Director	March 30, 2006
/s/ NEILL H. BROWNSTEIN Neill H. Brownstein	Director	March 30, 2006
/s/ AVRAHAM FISCHER Avraham Fischer	Director	March 30, 2006
/s/ JOHN P. GRIFFIN John P. Griffin	Director	March 30, 2006
/s/ SAMUEL L. KAPLAN Samuel L. Kaplan	Director	March 30, 2006
/s/ ALAN L. ZIMMERMAN Alan L. Zimmerman	Director	March 30, 2006

Vyyo Inc.
2005 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O. Box 452 Tel Aviv 61003 Israel Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vyyo Inc.

        We have audited the accompanying consolidated balance sheets of Vyyo Inc. (the "Company") and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (in the United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, the consolidated results of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Tel-Aviv, Israel March 29, 2006	/s/ Kesselman & Kesselman CPAs (Isr.) A member of PricewaterhouseCoopers International Limited

Vyyo Inc.

Consolidated Balance Sheet

(In thousands of U.S. $, except share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,548	$5,512
Short-term investments (note 2)	7,403	36,700
Accounts receivable, net	868	1,037
Inventories (note 3)	2,491	3,299
Other	935	777

Total current assets	14,245	47,325
Long-Term Assets:
Restricted cash (note 4)	5,000	—
Property and equipment, net (note 5)	1,585	1,252
Employee rights upon retirement funded (note 9)	965	792
Intangible assets, net (note 7)	—	6,802

TOTAL ASSETS	$21,795	$56,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,832	$1,934
Accrued liabilities (note 8)	6,391	7,545

Total current liabilities	8,223	9,479

Long-Term Liabilities:
Promissory note (note 6)	3,967	—
Liability for employee rights upon retirement (note 9)	1,460	1,453
Commitments and contingent liabilities (note 10)
Total liabilities	13,650	10,932

Stockholders' Equity (note 12):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 15,721,334 and 15,232,420 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	244,056	242,956
Deferred stock-based compensation	(742)	—
Notes receivable from stockholders	(19)	(1,037)
Accumulated other comprehensive loss	—	(222)
Accumulated deficit	(235,150)	(196,458)

Total stockholders' equity	8,145	45,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,795	$56,171

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Operations

(In thousands of U.S. $, except per share data)

	Year ended December 31,
	2005	2004	2003
REVENUES (note 16)	$2,367	$6,094	$6,060
COST OF REVENUES:
Cost of products sold	2,519	4,038	1,986
Write-down of inventory and purchase commitments	2,050	—	—
Impairment and amortization of technology (note 7)	2,014	194	—

TOTAL COST OF REVENUES	6,583	4,232	1,986

GROSS PROFIT(LOSS)	(4,216)	1,862	4,074

OPERATING EXPENSES (INCOME):
Research and development, net	11,195	6,934	4,365
Acquisition of in-process research and development (note 6)	—	1,402	—
Sales and marketing	9,912	8,065	4,052
General and administrative	6,321	6,257	5,082
Restructuring adjustments	(875)	21	1,115
Impairment and amortization of intangible assets (note 7)	11,288	851	—

Total operating expenses	37,841	23,530	14,614

OPERATING LOSS	(42,057)	(21,668)	(10,540)
GAIN RESULTING FROM AMENDMENT TO PROMISSORY NOTE (note 6)	2,533	—	—
INTEREST INCOME, net (note 14)	401	508	1,439

LOSS FROM CONTINUING OPERATIONS	(39,123)	(21,160)	(9,101)
DISCONTINUED OPERATIONS (note 11)	431	67	(6,640)

LOSS FOR THE YEAR	$(38,692)	$(21,093)	$(15,741)

LOSS PER SHARE
Basic and diluted:
Continuing operations	$(2.54)	$(1.52)	$(0.72)
Discontinued operations	0.03	0.01	(0.52)

	$(2.51)	$(1.51)	$(1.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	15,422	13,979	12,737

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands of U.S. $, except share data)

	Common Stock and additional paid in capital
			Notes receivable from stockholders		Accumulated other comprehensive income (loss)
	Number of shares	Amount		Deferred stock compensation		Accumulated deficit	Total stockholders' equity
BALANCE AT JANUARY 1, 2003	12,545,036	$229,115	$(1,037)	—	$315	$(159,624)	$68,769
Loss for the year						(15,741)	(15,741)
Other comprehensive loss—unrealized losses on investments net					(486)		(486)

Comprehensive loss							(16,227)

Issuance of common stock upon exercise of options and pursuant to Employee Stock Purchase Plan	452,023	1,005					1,005
Deferred stock compensation		1,403		$(1,403)			—
Stock-based compensation expense				1,403			1,403

BALANCE AT DECEMBER 31, 2003	12,997,059	231,523	(1,037)	—	(171)	$(175,365)	54,950
Loss for the year						(21,093)	(21,093)
Other comprehensive loss—unrealized losses on investments					(51)		(51)

Comprehensive loss							(21,144)

Issuance of common stock upon exercise of options and pursuant to Employee Stock Purchase Plan	690,584	2,272					2,272
Issuance of common stock for Xtend Networks Ltd. ("Xtend") acquisition	1,398,777	8,492					8,492
Issuance of restricted common stock related to Xtend acquisition	146,000	459		(459)			—
Deferred stock compensation		210		(210)			—
Stock-based compensation expense				669			669

BALANCE AT DECEMBER 31, 2004	15,232,420	242,956	(1,037)	—	(222)	(196,458)	45,239

Loss for the year						(38,692)	(38,692)
Other comprehensive loss:
Unrealized gains on investments net					51		51
Reclassification of realized losses included in net loss					45		45
Other-than-temporary impairment in available-for-sale securities					126		126

Comprehensive loss							(38,470)

Issuance of common stock upon exercise of options	488,914	676					676
Deferred stock compensation		964		(964)			—
Stock-based compensation expense		(540)		222			(318)
Payment of note receivable from stockholder			1,018				1,018

BALANCE AT DECEMBER 31, 2005	15,721,334	$244,056	$(19)	$(742)	—	$(235,150)	$8,145

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. $)

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	$(38,692)	$(21,093)	$(15,741)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	2,914	1,720	1,285
Impairment of technology and identifiable intangible assets	11,388	—	—
Impairment of intangible assets and property and equipment	—	—	2,224
Write-down of inventories	1,760	—	—
Impairment of goodwill	—	—	420
Acquisition of in-process research and development	—	1,402	—
Amortization and charge related to stock compensation, net	(318)	669	1,403
Gain resulting from amendment to promissory note (note 6)	(2,533)	—	—
Capital gain on sale of property and equipment	(5)	(47)	(4)
Decrease (increase) in assets and liabilities:
Accounts receivable	169	379	(1,119)
Other current assets	(158)	255	(14)
Inventories	(952)	(2,107)	(1,113)
Accounts payable	(102)	558	104
Accrued liabilities	(1,154)	1,621	381
Restructuring liabilities	—	—	(2,114)
Liability for employee rights upon retirement	7	360	(259)

Net cash used in operating activities	(27,676)	(16,283)	(14,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,339)	(759)	(387)
Proceeds from sale of property and equipment	11	59	15
Purchase of short-term investments	(9,971)	(92,926)	(78,352)
Proceeds from sales and maturities of short-term investments	39,490	101,036	90,249
Restricted cash	(5,000)	—	—
Acquisition of Xtend, net of cash acquired	—	(626)	—
Contributions to severance pay funds	(173)	(191)	(124)

Net cash provided by investing activities	23,018	6,593	11,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	676	2,272	1,005
Proceeds from notes receivable from stockholders	1,018	—	—

Net cash provided by financing activities	1,694	2,272	1,005

Decrease in cash and cash equivalents	(2,964)	(7,418)	(2,141)
Cash and cash equivalents at beginning of year	5,512	12,930	15,071

Cash and cash equivalents at end of year	$2,548	$5,512	$12,930

Non-Cash Investing and Financing Activities:
Issuance of common stock, in connection with acquisition of subsidiary (note 6)	—	(8,492)	—

Liability resulting from amended promissory note (note 6)	3,967	—	—

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$6	$2	$20

Cash paid for interest	$4	$11	$8

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Organization

        Vyyo Inc. was incorporated as a Delaware corporation in 1996. The consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, "Vyyo" or the "Company"). Following the acquisition of all of the outstanding shares of Xtend Networks Ltd. ("Xtend") on June 30, 2004, the consolidated statements of operations include the results of Xtend's operations beginning July 1, 2004.

        The Company provides cable and wireless broadband access solutions through two business segments: the "Cable Solutions" segment and the "Wireless Solutions" segment. The Company's products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers ("WISP). Although the Company is engaged to various degrees in these distinct markets, some of the Company's core technologies overlap with the Company's respective solutions.

        The Company's Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable's wireless or hybrid-fiber coax ("HFC") networks. Additionally, the Company's "Spectrum Overlay" technology is used to expand cable operators' typical HFC network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. The Company's Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli privately-held development stage company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). The Company purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with the Company's operations beginning July 1, 2004.

        The Company's Wireless Solutions segment includes the Company utility products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition ("SCADA") of their geographically disbursed, remote assets. Additionally, it includes the Company's WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

        The Company is focused on promoting products in the Company's Wireless Solutions segment into the network provider, utility, petrochemical, municipality and enterprise markets. The Company's Cable Solutions segment is focused on both promoting T1 solutions for business services over cable networks and promoting cable bandwidth expansion solutions that are designed to expand cable operators' typical HFC network capacity.

        On August 12, 2003, the Company's board of directors determined to cease the software business operated by Shira Computers Ltd. ("Shira"), the Company's wholly-owned subsidiary, and terminate all of Shira's employees. Prior to the cessation of operations, Shira operated in the "Software Products" segment. The cessation of Shira's operations represents a disposal of a business segment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company has classified the results of the Software Products segment as discontinued operations, and reclassified prior periods respectively. Subsequent to the cessation of the operations of Shira, on March 31, 2005, the Company sold all of its shares of Shira to third parties. See note 11.

Financing

        On March 18, 2006, the Company entered into a Securities Purchase Agreement, for the private placement of $25,000,000 of Common Stock, a Convertible Note, a Senior Secured Note and Warrants to Goldman, Sachs & Co. (the "Financing"). The Financing resulted in estimated net proceeds to the Company of approximately $23,500,000. The Financing closed on March 23, 2006. See note 17.

Cost Reduction Program

        In August 2005, the Company implemented a cost reduction program whereby it reviewed the size and composition of its workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, the Company reduced its workforce by approximately 16%. The Company has recorded approximately $360,000 in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require the Company to incur other material associated costs.

Risk Factors and Concentrations

        The Company is subject to various risks including dependency on key customers, key individuals, competition from substitute products and larger companies, and the continued development and marketing of its products, in the wireless broadband and cable markets.

        Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company's sales are concentrated among a small numbers of customers. See note 16. The Company performs ongoing credit evaluations of its customers. The Company provides reserves for estimated credit losses based on the circumstances of a specific debt for which collection may be doubtful. The allowance for doubtful accounts as of December 31, 2005, 2004 and 2003 is as follows:

	December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Balance at beginning of the year	$200,000	$220,000	$220,000
Additions charged to cost and expenses	—	172,000	30,000
Deductions from reserves	—	(192,000)	(30,000)

Balance at end of the year	$200,000	$200,000	$220,000

Accounting Principles

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP").

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years.

        On an on-going basis, management evaluates its estimates, judgments and assumptions. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates, judgments and assumptions.

Foreign Currency Transactions

        The U.S. dollar is the functional currency for the Company and all of its subsidiaries. All of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiaries' costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured into U.S. dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations under interest income, net and have not been material to date.

Principles of Consolidation

        The Company's consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Investments in Marketable Securities

        The Company's investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders' equity, until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of interest income, net. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term under "short-term investments," even though the stated maturity date may be one year or more from the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are also included in the Statements of Operations as part of interest income, net.

        The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $126,000 and realized losses of $45,000 for the year ended December 31, 2005.

Cash Equivalents

        Cash equivalents are short-term, highly liquid investments and deposits that have original maturities of three months or less at time of investment and that are readily convertible to cash.

Inventory

        Inventories are stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventories based primarily on the Company's estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are less favorable than the Company's assumptions, additional provisions may be required. The Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company's inventory is determined to be undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold.

Fair Value of Financial Instruments

        The fair value of the financial instruments included in the Company's working capital approximates carrying value. The Promissory Note described in note 6 is presented as "Long-Term Liabilities," at its estimated fair value.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Intangible Assets

        The Company's intangible assets relate to the acquisition of Xtend and consist of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets are amortized using the straight-line method over their estimated useful lives, ranging between one and six years. See note 7.

Impairment of Long-Lived Assets and Intangible Assets

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company would recognize an impairment loss and would write down the assets to their estimated fair values.

Revenue Recognition

        Revenues from the Wireless Solutions and Cable Solutions segments are derived from sales of products. As of December 31, 2005, the Company's revenues from services were not significant. The Company's products are off-the-shelf products, sold "as is," without further adjustment or installation. When establishing a relationship with a new customer, the Company may also sell these products together as a package, in which case the products typically are shipped at the same time to the customer.

        Revenues from the Company's products are recorded when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. Our standard sales generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance.

        EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company's multiple deliverables arrangements are those arrangements with new customers in which the Company's products are sold together as a package. Because the Company delivers these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on the Company's financial position and results of operations.

Product Warranty

        The Company provides for product warranty costs when it recognizes revenue from sales of its products. The provision is calculated as a percentage of sales based on historical experience.

Research and Development Costs

        Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel and other research foundations are deducted from research and development expenses as the related costs are incurred.

Acquired In-Process Research and Development

        Acquired products or projects which have achieved technical feasibility are capitalized as intangible assets, since it is probable that the costs will give rise to future economic benefits. The estimated fair value of acquired products or projects which have not achieved technical feasibility at the date of acquisition and have no alternative future use are charged to the operating expenses upon acquisition, in accordance with GAAP. See also note 6.

Loss Per Share of Common Stock

        Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128 "Earnings Per Share" ("SFAS No. 128") for all years presented. All outstanding stock options and shares of restricted tock have been excluded from the calculation of the diluted loss per share because all such securities are not dilutive for the presented years. The total number of shares of common stock related to outstanding options, and restricted stock excluded from the calculations of diluted loss per share was 5,659,854, 4,509,920 and 3,941,202 for the years ended December 31, 2005, 2004 and 2003, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company's components of comprehensive income (loss), in addition to the loss for the year, include net unrealized gains or losses on investments classified as available for sale.

        The other-than-temporary losses on short-term investments result from the recognition of unrealized losses in the Consolidated Statements of Operations due to declines in the market prices of those debt securities deemed to be other than temporary, taking into consideration the time that the Company intends to hold these securities. The Statements of Operations include $45,000 of realized losses that result from the sale of debt securities that are sold before maturity.

        The reclassification adjustment of $126,000 for other-than-temporary losses on marketable securities results from the recognition of unrealized losses in the Statement of Operations due to declines in the market prices of those securities deemed to be other than temporary.

Employee Stock-Based Compensation

        The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Charges for stock-based compensation represent the amortization of deferred compensation charges, which are based on aggregate differences between the respective exercise price of stock options, shares of restricted stock and purchase price of the underlying common stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock-based compensation is amortized over the vesting period of the underlying stock options and the shares of restricted stock.

        Under "Fixed Plan" accounting, compensation cost is fixed, measured at grant date and is not subsequently adjusted. Under "Variable Plan" accounting, the measurement date occurs after the grant date and compensation cost is estimated and recorded each period from the grant date to the measurement date, based on the difference between the option price and the fair market value of the underlying common stock at the end of each period.

        SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, SFAS No. 123 also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue accounting for employee stock options and shares of restricted stock according to APB No. 25 and, accordingly, discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

        Pro forma information regarding net loss and loss per share of common stock, required under SFAS No. 123, has been determined as if the Company had accounted for its stock options and shares of restricted stock under the fair value based method of SFAS No. 123. The fair value for shares of restricted stock was estimated at the date of each grant using the fair market value of the shares. The fair value of options to purchase shares of our common stock, which vesting is subject to market prices of our common stock, was estimated using the Lattice Model. The fair value of all other stock options stock options was estimated at the date of each grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003 as follows:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rates ranges	3.35%-4.50%	1.2%-4.62%	1.09%-5.17%
Weighted-average expected life	3.4	3.86	3.01
Volatility ranges	0.732-0.769	0.65-1.02	0.36-1.21
Dividend yields	0	0	0

        The Company's proforma information is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands of U.S. $, except per share data)
Loss from continuing operations as reported	$(39,123)	$(21,160)	$(9,101)
Deduct (add): stock-based employee compensation expenses (income) included in reported loss	(564)	669	1,403
Add: stock-based employee compensation expense determined under fair value method for all awards	(4,793)	(4,136)	(1,648)

Pro forma loss from continuing operations	(44,480)	(24,627)	(9,346)

Income (loss) from discontinued operations as reported	$431	$67	$(6,640)
Add: stock-based employee compensation income (expense) determined under fair value method for all awards	—	7	(14)

Pro forma income (loss) from discontinued operations	$431	$74	$(6,654)

Pro forma loss for the year	$(44,049)	$(24,553)	$(16,000)

Basic and diluted loss per share:
As reported:
Continuing operations	$(2.54)	$(1.52)	$(0.72)
Discontinued operations	0.03	0.01	(0.52)

Loss	$(2.51)	$(1.51)	$(1.24)

Pro forma:
Continuing operations	$(2.89)	$(1.76)	$(0.74)
Discontinued operations	0.03	0.01	(0.52)

Loss	$(2.86)	$(1.75)	$(1.26)

        As of January 1, 2006, the Company has adopted the provisions of SFAS No. 123 (Revised 2004) "Share-Based Payment." For further details, see "—Recent Accounting Pronouncements" below.

Deferred Income Taxes

        Deferred income taxes are determined utilizing the asset and liability method, based on the estimated future tax effects differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are included in deferred tax assets when it is more likely than not that these assets will not be realized. See also note 13.

Reclassifications

        Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43" ("SFAS No. 151"). SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The Company does not expect this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2004, FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) supersedes the Company's current accounting for share-based payment awards under APB No. 25 and requires the Company to recognize compensation expense for all share-based payment awards based on fair value. In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107") relating to the adoption of SFAS No. 123(R). Beginning in the first quarter of 2006, the Company will adopt the provisions of SFAS No. 123(R) under the modified prospective transition method. Under the new standard, the Company's estimate of compensation expense will require a number of complex and subjective assumptions including stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The Company recognizes share-based payment compensation expense based on FASB Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25," which provides for accelerated expensing, and the Company will continue to do so after the adoption of SFAS No. 123(R). SFAS No. 123R requires the Company to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Currently, the Company accounts for forfeitures as they accrue as permitted under then-current accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company's financial statements for the year ended December 31, 2005.

        The Company estimates that the adoption of SFAS No. 123(R) will increase it stock-based compensation expenses by approximately $4,200,000 in the year ended December 31, 2006. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur after December 31, 2005 and prior to the Company's adoption of SFAS No. 123(R).

        In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 supercedes APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The Company does not believe that adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 and FAS 124-1 as of December 31, 2005.

2. Short-Term Investments and Cash Equivalents

        The fair value of available-for-sale securities and cash equivalents are as follows:

	December 31, 2005
	Due in one year or less including money market	Due in one to two years
	(In thousands of U.S. $)
Corporate debts securities	$2,960	—
United States obligations	3,777	$250
Money market	416	—

	$7,153	$250

        The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $126,000, $0 and $0 for the year ended December 31, 2005, 2004 and 2003, respectively.

	December 31, 2005			December 31, 2004
	Amortized cost	Unrealized holding losses	Estimated fair market value	Amortized cost	Unrealized holding losses	Estimated fair market value
	(In thousands of U.S. $)
Corporate debt securities	$2,960	—	$2,960	$21,720	$(120)	$21,600
United States obligations	4,027	—	4,027	14,225	(102)	14,123
Money market*	416	—	416	4,277	—	4,277

	$7,403	—	$7,403	$40,222	$(222)	$40,000

Reported as:
Cash equivalents	—	—	—	$3,300	—	$3,300
Short-term investments	$7,403	—	$7,403	36,922	$(222)	36,700

	$7,403	—	$7,403	$40,222	$(222)	$40,000

*
Includes deposits that have original maturity over three months. See also note 10(d).

3. Inventory

        In accordance with the Company's inventory evaluation policy and procedures, the Company recognized inventory and purchase commitment write-downs of approximately $2,050,000 for the year ended December 31, 2005. These write-downs included a $290,000 provision with respect to non-cancelable purchase commitments for inventory. The Company took these write-downs to account for excess inventory resulting from a slower than expected sales cycle and the Company's increased focus on providing products to utility and cable customers. The purchase commitment provision results from the Company's contractual obligation to order or build inventory in advance of anticipated sales.

        During the year ended December 31, 2001, the Company wrote down excess inventory and purchase commitments of $8,450,000. The Company charged the write-down to cost of revenues. There were no revenues in the year ended December 31, 2005 of inventory previously written-down to $0. In the year ended December 31, 2004, inventory that was previously written down to $0 by taking a charge of $435,000, was sold for $1,014,000. In the year ended December 31, 2003, inventory that was previously written down to $0 by taking a charge of $1,663,000, was sold for $3,209,000.

        Inventory is comprised of the following:

	December 31,
	2005	2004
	(In thousands of U.S. $)
Raw materials	$488	$1,598
Work in process	415	533
Finished goods	1,588	1,168

	$2,491	$3,299

        For information on the Company's policy regarding the write-down of inventory, see note 1.

4. Restricted Cash

        As security for the amended Promissory Note, as discussed in note 6, the Company delivered to the holder of the Promissory note a $5,000,000 irrevocable letter of credit ("LC") issued by an Israeli Bank. In connection with this LC, the Company deposited $5,000,000 with the Israeli Bank and agreed to restrictions on withdrawal of this amount until the LC is cancelled.

5. Property and Equipment, net

        Property and equipment consist of the following:

		December 31,
	Estimated useful life
		2005	2004
		(In thousands of U.S. $)
Cost:
Machinery and equipment	2-5 years	$3,840	$3,231
Computers	2-3 years	2,545	2,175
Furniture, fixtures and leasehold improvements	2-6 years	689	363
Vehicles	7 years	56	81

		7,130	5,850
Accumulated depreciation and amortization		(5,545)	(4,598)

Property and equipment, net		$1,585	$1,252

        Depreciation and amortization expenses were approximately $1,000,000, $675,000 and $769,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The amount reported for the year ended December 31, 2003 included $216,000 related to Shira and is presented under discontinued operations.

6. Acquisition of Xtend

        On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held development stage company. Xtend provides infrastructure solutions through the Company's Cable Solutions segment that expand the bandwidth of cable television lines. The acquisition allowed the Company to diversify its business by adding a different segment to its Wireless Solutions business. The results of Xtend's operations were consolidated with the Company's operations beginning July 1, 2004 and are classified in the Cable Solutions segment.

        In connection with the acquisition:

  •
  The Company issued 1,398,777 shares of its common stock valued at $8,492,000, and made cash payments of approximately $2,970,000 for non-competition agreements with certain Xtend employees;

  •
  The Company provided a Promissory Note in the principal amount of $6,500,000 originally payable on March 31, 2007 (the "Promissory Note");

  •
  In January 2005, the Company paid a $1,200,000 cash bonus to an Xtend employee. This bonus was expensed as part of sales and marketing expenses in 2004;

  •
  The Company incurred direct related expenses of $578,000, which were capitalized as a part of the cost of the acquisition; and

  •
  On December 16, 2005, the Company amended key provisions of the Promissory Note as follows:

  •
  the maturity date was extended by one year from March 31, 2007 to March 31, 2008;

  •
  the provision that would have allowed the holder to accelerate the Promissory Note if the sum of the Company's cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived;

  •
  The Promissory Note provided for cancellation in the event that:

  (a)
  the Company's revenue (including that of all subsidiaries; except for newly acquired businesses) equals or exceeds $60,000,000 million and gross margin equal or exceeds 35%, for either the fiscal years ending December 31, 2006 or December 31, 2007;

  (b)
  beginning on the first day that the Company's common stock closes at or above $18.00 per share and at any time thereafter, a sale by the Holder of all of its Remaining Shares at an average sales price at or above $18.00 per share. "Remaining Shares" means those shares of the Company's common stock received by the holder in connection with the acquisition;

  (c)
  all of the Remaining Shares are included in a successfully concluded secondary offering (on Form S-3 or otherwise) at an offering price at or above $18.00 per share in which the holder either (i) sells all of the Remaining Shares or (ii) is provided an opportunity to sell all of such shares into such secondary offering and elects not to sell, provided that the successfully concluded offering included no fewer than the number of Remaining Shares; or

  (d)
  the receipt by the holder of a bona fide offer for the purchase of all of the Remaining Shares at an average sales price at or above $18.00 per share. A "bona fide" offer means a fully funded and unconditional offer for purchase by a buyer who has provable and sufficient financial resources to purchase all of the Remaining Shares for cash within a commercially reasonable period of time from the date of offer, not to exceed 30 days.

        As security for the amended Promissory Note, the Company delivered to the holder the LC. The LC will be cancelled if any time after June 30, 2006, for 45 consecutive trading days, all of the following conditions exist: (a) the weighted average trading price of the Company's common stock is equal to or higher than $18.00 per share; (b) the average daily trading volume of the Company's common stock is higher than 150,000 shares per day; and (c) the holder is lawfully able to sell publicly in one transaction or in a series of transactions, during such 45 consecutive trading days, all of its shares of the Company's common stock without registration under the Securities Act of 1933, as amended. If the Company's consolidated revenues in the year ended December 31, 2006 equal or exceed $60,000,000 and the Company's consolidated gross margin equals or exceeds 35% during the same period, the Promissory Note will be canceled.

        The Company determined that, as of the time of the amendment of the Promissory Note and immediately prior to its amendment, the contingency had been resolved and therefore the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired as discussed in note 7. In addition, the Company estimated the fair value of the amended Promissory Note at approximately $3,967,000 and recorded this amount as a long-term liability under "Promissory note". The difference between the value of the amended Promissory Note and the original Promissory Note, of $2,533,000, was recorded as "Gain Resulting from Amendment to Promissory Note" in the Consolidated Statements of Operations. In future periods the Company will record an accretion to the value of the amended Promissory Note up to $6,500,000. This accretion of $2,533,000 will be recorded as finance expenses during the remaining term of the Promissory Note, it is cancelled as provided above.

        As Xtend was a development stage enterprise that has not yet commenced its planned principal operations, the Company accounted for the acquisition as an acquisition of net assets pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company allocated the purchase price to the individual assets acquired and liabilities assumed, based on their relative fair values, and no goodwill was recorded. As of the closing date of the acquisition, the tangible and intangible net assets acquired consisted of the following (in thousands of U.S $):

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$3,191
Other current assets	481
Property and equipment, net	325
Current liabilities	(937)

Total net tangible assets acquired	$3,060

Intangible assets acquired:
Existing technology	2,208
In-process research and development	1,402
Non-competition agreements	2,941
Exclusive sales agreement	2,450
Workforce	248

Total intangible assets acquired	9,249

Total tangible and intangible net assets acquired	$12,309

Payment made in cash (including expenses)	$3,817
Payment made by issuance of common stock	8,492

Total purchase price	$12,309

        The fair value of the intangible assets acquired was estimated by a third party appraiser, based upon future expected discounted cash-flows.

        The amount allocated to in-process research and development represents the fair value of purchased in-process products or projects that, as of the date of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. Accordingly, they were charged to the Consolidated Statements of Operations as of such date.

7. Intangible Assets, net

        Intangible assets acquired as described in note 6, were amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and a half years; and workforce over one year.

        Amortization of intangible assets acquired for the year ended December 31, 2005 and 2004 were $1,914,000 and $1,045,000, respectively, consisting of the amortization of existing technology (which were classified to the cost of revenues), of $366,000 and $194,000, respectively, non-competition agreements of $883,000 and $442,000, respectively, an exclusive sales agreement of $541,000 and $285,000, respectively and workforce of $124,000 and $124,000, respectively.

        The Company's current focus is on the residential market for cable TV Multi System Operators ("MSOs"), rather then the commercial market for MSOs, the Company's prior focus at the time of the Xtend acquisition. This change in focus will require the Company to invest additional efforts in the development of suitable technology and products. Given this change in focus, and with conjunction with the Company's ongoing review of carrying value of its intangible assets, the Company's management determined that, in accordance with SFAS No. 144, an impairment test of intangible assets is required.

        The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets as set forth in SFAS No. 144, together with other facts and circumstances, the Company's management decided to record an impairment charge of $11,388,000 relating to the full remaining carrying value of the intangible assets as of December 31, 2005.

        This impairment charge and amortizations of the intangible assets are related to the Cable Solutions segment. See note 16.

8. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands of U.S. $)
Withholding tax	$2,582	$2,025
Compensation and benefits	1,812	2,768
Royalties	930	1,072
Warranty*	104	426
Other	963	1,254

	$6,391	$7,545

        * The changes in the warranty provisions are as follows:

	December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Balance at beginning of year	$426	$389	$395
Usage of warranty	(39)	—	(58)
Product warranty issued for new sales	172	380	444
Changes in accrual in respect of warranty periods ending	(455)	(343)	(392)

Balance at end the of year	$104	$426	$389

9. Liability for Employee Rights upon Retirement

        Israel.    Israeli labor laws and agreements require severance payments upon dismissal of an employee or upon termination of employment in other circumstances. The severance pay liability of the Company's Israeli subsidiaries, which reflects the undiscounted amount of the liability as if it were payable at each balance sheet date, is calculated based upon length of service and the latest monthly salary (one month's salary for each year worked). The Company's liability for severance pay required by Israeli law is covered by deposits with financial institutions and by accrual. The accrued severance pay liability is presented as a long-term liability. The amounts funded are presented separately as employee rights upon retirement funded. For certain Israeli employees, the Company's liability is covered mainly by regular contributions to defined contribution plans which are not reflected in the balance sheets, since they are not under the Company's control and management.

        United States.    The Company's liability for severance pay includes severance for certain employees in the United States in the amount of $157,000 and $93,000 as of December 31, 2005 and 2004, respectively.

        The amounts paid related to severance and severance expenses were:

	Year ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Amounts paid related to severance	$746	$624	$645

Severance expenses*	$661	$729	$737

*
Severance expenses relating to Shira and presented under discontinued operations were $484,000 in the year ended December 31, 2003. Severance expenses relating to defined contribution plans were $271,000, $209,000 and $17,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

        With respect to the Company's Israeli employees, as of December 31, 2005, the Company expects to contribute $221,000 to a defined contribution plan and $237,000 to insurance and pension plans for the year ended December 31, 2006.

        The Company expects that payments relating to future benefits to its employees upon their retirement at normal retirement age in the next 10 years will not be material to the Company's business or results of operation. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees who retire before their normal retirement age or who retire after 2015.

10. Commitments and Contingent Liabilities

        Operating Leases.    The Company leases its facilities and automobiles under cancelable and non-cancelable operating lease agreements. The Company leases its U.S. facilities in California and Georgia and in Airport City near Tel Aviv, Israel.

        The future minimum rental payments on a fiscal year basis under the operating leases are as follows:

	December 31, 2005
	(In thousands of U.S. $)
2006	$1,765
2007	1,571
2008	1,308
2009	957
2010	731
2011	183

	$6,515	*

*
Includes $972,000 related to automobile leases.

        Rental expenses under all operating leases were $2,481,000, $1,400,000 and $2,066,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts include $157,000 related to Shira which is presented under discontinued operations for the year ended December 31, 2003 and $196,000 related to Xtend for the year ended December 31, 2004. Rental expenses, net of reimbursements from subleases, were $2,481,000, $1,400,000 and $1,748,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Regarding income from subleases, see note 15.

        As of December 31, 2005, the Company had purchase obligations of $1,538,000 which may become payable to the Company's suppliers at various times in the year ended December 31, 2006.

  Research Grants

        The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist"). The Company's Israeli subsidiaries have obtained grants from the Chief Scientist of approximately $2,800,000. The technology developed under these grants may not be transferred to any person without the consent of the Chief Scientist. The grants are repayable to the Chief Scientist generally at the rate of 3% to 5% of the sales of the products developed, up to 100% of the grant received.

        Binational Industrial Research and Development Foundation (the "BIRD Foundation"). The Company has participated in programs sponsored by the BIRD Foundation, which funds joint US-Israeli teams in the development of technology products. The Company has received BIRD Foundation grants of approximately $1,700,000 for various projects. Grants received from the BIRD Foundation must be paid back at the rate of 2.5% to 5% of revenues from the projects funded, up to a maximum amount equal to 150% of the grants received.

        As of December 31, 2005, the Company repaid approximately $1,300,000 of the abovementioned grants. The maximum amount of contingent liability in respect of future royalties is $4,100,000 as of December 31, 2005.

        Royalty expenses for the years ended December 31, 2005, 2004 and 2003 were $3,000, $5,000 and $30,000, respectively, all of which were related to Shira and presented under discontinued operations.

  Promissory Note

        As part of Xtend acquisition, the Company issued a Promissory Note in the principal amount of $6,500,000. This Promissory Note is secured by a $5,000,000 LC. See note 6.

        Guarantees.    As of December 31, 2005, the Company issued guarantees of $400,000, the majority of which related to lease agreements.

11. Shira—Discontinued Operations

        Assets and liabilities of the discontinued operations were as follows:

	December 31,
	2005	2004
	(In thousands of U.S. $)
Current assets	$—	$72

Current liabilities	$—	$433

        Profit (loss) of the discontinued operations was as follows:

	Year ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Revenues	—	$154	$356
Cost of revenues	$3	31	594

Gross (loss) income	(3)	123	(238)

Income (loss) from operations	(25)	64	(6,631)
Interest income (expenses), net	—	3	(9)

	(25)	67	(6,640)

Gain on disposal	456	—	—

Income (loss) from discontinued operations	$431	$67	$(6,640)

        Profit and loss from discontinued operations included amortization of intangible assets of $516,000 in 2003. The Company did not incur any severance expenses or termination of contractual obligations, accounted for according to SFAS No. 146, "Accounting for costs associated with exit or disposal activities," during the year ended December 31, 2005. The Company settled all severance expenses and termination of contractual obligations as of December 31, 2004. During the year ended December 31, 2004, the Company paid $82,000 in severance expenses and termination of contractual obligations.

        Due to the continuing decline in Shira's sales, Shira's recurring losses and its inability to penetrate the market, the Company performed an impairment test, based on the valuation of Shira's operations and its tangible and intangible assets as of June 30, 2003. The impairment test resulted in impairment charges of $2,644,000, out of which $1,831,000 related to the acquired technology, $227,000 related to the customer list, $420,000 related to the goodwill recorded upon Shira's acquisition and $166,000 related to property and equipment. The impairment charges were based on the fair value of the related assets, which were calculated based on the present value of the related cash flows.

        On March 31, 2005, the Company sold all of its shares of Shira stock to third parties (the "Shira Purchasers"). The Shira Purchasers are required to pay the Company 22.5% to 42.5% of the proceeds that may be received upon any subsequent sale by the Shira Purchasers of Shira or its assets. The Shira Purchasers assumed all liabilities of Shira totaling $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations. During the year ended December 31, 2005, the Company received an additional $166,000 from the Shira Purchasers.

12. Stockholders' Equity

Common Stock Reserved for Issuance

        As of December 31, 2005, the Company has reserved approximately 829,946 shares of common stock for issuance upon exercise of options and issuance of shares of restricted stock reserved under the Company's stock-based compensation plans.

Issuance of Common Stock for Xtend Acquisition

        On June 30, 2004, in connection with the acquisition of Xtend, the Company issued 1,398,777 shares of its common stock. See note 6.

Former Chief Executive Officer Separation Agreement

        In April 2002, pursuant to a separation agreement entered into in October 2001 and as part of a restructuring program that the Company implemented in 2001, the Company loaned $1,000,000 to its former chief executive officer. The loan was secured solely by the option to purchase 266,667 shares of the Company's common stock and the underlying shares of common stock held by such officer.

        The Company applied combined accounting to these options and the related loan secured by such options. This results in variable accounting for the stock options, with a minimum expense being recorded of $1,000,000. The total adjustments for the year ended December 31, 2005, 2004 and 2003 associated with these options were income of $786,000 and expenses of $21,000 and $1,275,000, respectively. The Company also reversed a previous accrual of $89,000 for unrealized expenses. The Company recorded the charges/income as restructuring adjustments.

        As of the year ended December 31, 2005, the former chief executive officer had exercised all of these stock options, and upon the sale of some of the underlying shares of common stock, paid the Company $981,000 of the aggregate amount borrowed.

Stock Option Plans

        The Company has the following stock option plans: (a) the 1996 Equity Incentive Plan, (b) the 1999 Employee and Consultant Equity Incentive Plan, and (c) the Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the "2000 Plan"). The Company currently makes grants only from the 2000 Plan, which provides for the grant of incentive stock options ("ISOs") to employees, nonstatutory stock options to employees, directors and consultants and stock options which comply with Israeli law to the extent granted to persons who are subject to Israel income tax. The 2000 Plan also provides for the awards of restricted stock and stock bonuses.

        In 2004, the Company's Board of Directors approved an amendment to the terms of the 2000 Plan to comply with Israeli tax legislation that came into effect in January 2003.

        ISOs must have an exercise price equal to the fair value of the common stock on the grant date as determined by the Board of Directors. The period within which the option may be exercised is determined at the time of grant, but may not be longer than 10 years. The number of shares reserved under the 2000 Plan is subject to automatic annual increases on the first day of each fiscal year, equal to the lesser of 1,000,000 shares or 10% of the number of outstanding shares on the last day of the immediately preceding year.

        In October 2003, in connection with a recruitment of a certain employee, the Company granted 50,000 options to purchase the Company's common stock at an exercise price of $4.46 per share. The options vest on the date that the Company's stock price reaches certain prices for seven consecutive trading days. In October 2003, in connection with a recruitment of another employee, the Company granted 50,000 options to purchase the Company's common stock at an exercise price of $4.30 per share. The options vest on the date that the Company's revenues reach certain levels. During the year ended December 31, 2004 these employees were terminated and the options described above were forfeited.

        Compensation cost accrual depends on the probability of the performance criteria being attained and is determined based on the difference between the exercise price and the fair market value of the stock at the end of each period. Accrual of compensation expense during interim periods is necessary if the performance criteria are being attained or it is probable they will be attained. Total compensation expenses recognized in the year ended December 31, 2003 with respect to the two options grants described above were $102,000. In the year ended December 31, 2004, these options were forfeited and the Company recorded income of $102,000.

        On November 1, 2004, the Company entered into an at-will employment agreement with Xtend's chief executive officer under which he was granted an option to purchase 300,000 shares of the Company's common stock. In January 2005, he also was granted an option to purchase 400,000 shares of the Company's common stock. No compensation expense was recorded for these options as the fair value of the stock was not greater than the exercise price. Effective October 31, 2005, the employment of this officer was terminated, and 25% of his outstanding options (175,000) were immediately vested. All remaining outstanding options were forfeited.

        In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company's common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000 which was amortized during the year ended December 31, 2005 by $222,000. Fifty percent of these options are scheduled to vest on December 10, 2006 and the remaining on December 10, 2007.

        In March 2005, the Company granted its Chairman of the Board and Chief Executive Officer and certain other employees 630,000 options to purchase shares of its common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company's common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultants to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. Under APB No. 25, this grant is accounted as a variable plan. In the year ended December 31, 2005 no expenses were recorded, related to this grant.

Restricted Stock

        Recipients of shares of restricted stock are entitled to cash dividends, to the extent paid, and to vote their shares throughout the period of restriction. The value of the shares is the market price on the date of grant. Compensation was amortized ratably over the vesting period. Compensation expenses must be recognized for shares of restricted stock subject to designated performance criteria if the performance criteria are being attained or it is probable that they will be attained.

        In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria. See note 6.

        A summary of stock option plans, shares of restricted stock and related information, under all of the Company's equity incentive plans for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands of U.S. $, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price in dollars	Weighted average fair value in dollars
Stock Options:
Balance at January 1, 2003	2,125	2,459	4.63
Authorized	627	—	—
Granted fixed plans*	(2,169)	2,169	3.67	$2.66
Granted variable plans	(100)	100	4.38	$3.14
Exercised fixed plans	—	(260)	3.03
Exercised variable plans	—	(124)	0.55
Cancelled fixed plans	403	(403)	3.33

Balance at December 31, 2003	886	3,941	4.46
Authorized	650	—	—
Granted fixed plans*	(1,642)	1,642	6.38	$3.70
Exercised fixed plans	—	(594)	3.30
Cancelled fixed plans	454	(454)	4.85
Cancelled variable plans	100	(100)	4.38

Balance at December 31, 2004	448	4,435	5.29
Restricted shares:
Granted fixed plan	(71)	—	—	$6.47
Granted variable plan	(75)	—	—	$6.47

Balance at December 31, 2004	302	4,435	5.29
Authorized	2,167	—	—
Grant fixed plans*	(2,070)	2,070	6.41	$3.80
Grant variable plans	(630)	630	8.11	$3.28
Exercised fixed plans	—	(222)	3.00
Exercised variable plans	—	(267)	0.03
Cancelled fixed plans	1,061	(1,061)	10.46

Balance at December 31, 2005	830	5,585	5.35

*
Includes 518,750, 151,250 and 111,257 options granted to non-employee directors in 2005, 2004 and 2003, respectively.

Stock Option Stock Option Plans Details

        The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
(In U.S. $)	(In thousands of U.S. $)	(In years)	(In U.S. $)	(In thousands of U.S. $)	(In U.S. $)
Fixed Plans:
0.10	145	4.61	$0.10	—	—
0.99	4	2.08	0.99	4	$0.99
2.27-3.40	1,062	1.82	3.09	936	3.05
3.57-5.09	1,657	3.18	4.24	843	4.13
5.60-8.39	2,010	4.32	6.83	754	6.70
8.43-9.60	77	3.33	8.87	41	9.10

	4,955	3.40	$4.99	2,578	$4.57

Variable Plans:
7.50-10.50	630	4.22	$8.11	—	—

Total	5,585	3.49	$5.35	2,578	$4.57

        The number of options exercisable as of December 31, 2004 and 2003 were 2,066,000 and 1,879,000, respectively.

        Expenses related to stock compensation are included in the following line items in the Statements of Operations:

	Years ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Cost of products sold	$11	$—	$—

Research and development	$223	$80	$—

Selling and marketing	$126	$555	$—

General and administrative	$108	$13	$128

Charge for restructuring	$(786)	$21	$1,275

Employee Stock Purchase Plan

        On February 2, 2000, the stockholders and the Board of Directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP permitted eligible employees to purchase shares of common stock at the end of each six-month purchase period during a two-year offering period, through payroll deductions not exceeding 15% of an employee's salary. The price per share was equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable purchase period. During the years ended December 31, 2004 and 2003, 96,352 and 67,226 shares,, respectively were issued under the ESPP. On January 20, 2005, the Company terminated the ESPP.

13. Income Taxes

U.S. Income Taxes

        Due to the Company's loss provision, there is no federal or state income tax expense. Foreign withholding taxes of $558,000, $361,000 and $285,000 have been provided and recorded in general and administrative expense for the years ended December 31, 2005, 2004 and 2003, respectively.

        The tax provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The source and tax effects of the differences are as follows:

	Years ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Current:
Federal	$—	$—	$—
State	12	—	—
Foreign	558	361	285

Total Current	$570	$361	$285

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total	$570	$361	$285

At statutory rate	$(13,157)	$(7,172)	$(5,352)
State taxes	13	—	—
Net operating losses not benefited	11,610	6,503	4,875
Promissory Note	1,349	—	—
Non-deductible stock compensation	49	669	477
Foreign withholding taxes	558	361	285
Other	148	—	—

Total	$570	$361	$285

        As of December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $44,400,000, which will expire between 2011 through 2025.The Company has net operating losses of approximately $28,400,000 expiring in the years 2008 through 2015. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Such a "change in ownership," as described in Section 382 of the Internal Revenue Code, may substantially limit the Company's utilization of the net operating losses.

Israeli Income Taxes

        As of December 31, 2005, the Company's Israeli subsidiaries have net operating loss carryforwards of approximately $90,000,000. The Israeli loss carryforwards have no expiration date.

        The Company's Israeli subsidiaries have been granted "approved enterprise" status for several investment programs. These programs entitle these subsidiaries to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which taxable income is attained as well as a reduced corporate tax rate of 10% to 25% for the remaining term of the program on the plan's proportionate share of income.

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

        One of the Company's subsidiaries is taxed at the regular rate. Following a series of changes in Israeli tax rates, the corporate tax rates for 2004 and thereafter are as follows: 2004: 35%, 2005: 34%, 2006: 31%, 2007: 29%, 2008: 27%, 2009: 26% and for 2010 and thereafter: 25%.

Deferred income taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2005	2004
	(In thousands of U.S. $)
Deferred tax assets:
Net operating loss carryforwards	$17,515	$11,305
Other	96	—
Depreciation	87	197
Reserves & Accruals	1,434	751

	19,132	12,255
Valuation allowance	(19,132)	(12,555)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $6,877,000, $5,870,000 and $4,515,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $500,000 of the valuation allowance is attributable to stock option deduction, the benefit of which will be credited to equity if and when realized. In addition, $2,050,000 of the valuation allowance is attributable to acquisition-related items that if and when realized in future periods, will first reduce the carrying value of intangible asset, then other long-lived intangible assets of the Company's acquired subsidiaries and then income tax expense.

        FASB Statement No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in all prior years. The Company has provided a full valuation allowance against net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

        Loss before income taxes is composed of the following components for the:

	Year Ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Losses before taxes in United States	$27,921	$14,123	$8,244
Losses before taxes from continuing operations of the Subsidiaries	11,202	6,869	758
Losses before taxes from discontinued operations of Shira	(431)	101	6,739

Total loss before taxes	$38,692	$21,093	$15,741

14. Interest Income, Net

        Interest income, net is comprised of the following:

	Years ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Interest income	$445	$706	$1,713
Foreign exchange differences	(21)	(108)	(24)
Other	(23)	(90)	(250)

	$401	$508	$1,439

15. Related parties

Related party transactions with Mr. Gilo

        Subsequent to December 31, 2005, the Company entered into a new employment agreement with its Chief Executive Officer and Chairman of the Board of Directors, who is also a major stockholder ("Mr. Gilo").

        In 2003, the Company was reimbursed by related parties, specifically companies under the control of Mr. Gilo, for the sublease of facilities of $288,000. During the years ended December 31, 2005, 2004 and 2003, the Company reimbursed the same related parties for general and administrative expenses, net of $71,000, $63,000 and $110,000, respectively. In addition the Company granted an employee of the same related party options to purchase the Company's common stock and recorded expenses of $20,000 for stock-based compensation in the year ended December 31, 2005.

        During the years ended December 31, 2005, 2004 and 2003, the Company reimbursed a related party, an entity controlled by Mr. Gilo, for general and administrative expenses of $121,000, $74,000 and $163,000, respectively. During the year ended December 31, 2004, the Company paid an additional $30,000 to such related party for work in connection with the Company's acquisition of Xtend.

        During the years ended December 31, 2005, 2004 and 2003, the Company recorded various general and administrative expenses in connection with several charters of an aircraft for business travel purposes, provided by an unaffiliated third party management company, of $742,000, $770,000 and $698,000, respectively. The aircraft used in providing these services is leased by the same related party controlled by Mr. Gilo.

        For transactions with Mr. Gilo subsequent to the year ended December 31, 2005, see note 17.

Other related party transactions

        During the years ended December 31, 2005, 2004 and 2003, the Company recorded legal and professional fees of $72,000, $149,000 and $80,000, respectively, related to various professional and consulting services provided by a legal consulting firm under the control of a stockholder and a director of the Company.

        On November 1, 2004, the Company and William Keating entered into an at-will employment agreement. Under the terms of Mr. Keating's agreement, effective November 1, 2004, Mr. Keating became chief executive officer of Xtend. Under the agreement, Mr. Keating was paid a base salary of $300,000 per year and be eligible for an annual bonus of $200,000 based on performance milestones. Mr. Keating was granted options to purchase 700,000 shares of the Company's common stock. Mr. Keating's employment was terminated in October 2005. In connection with his termination, and in accordance with the terms of the original grant, 175,000 options to purchase shares of the Company's common stock were vested and all remaining outstanding options were forfeited. In addition, the Company made a $75,000 severance payment to Mr. Keating, which the Company had accrued in the year ended December 31, 2004.

        With respect to the amendment of the Promissory Note payable to a stockholder, see notes 4 and 6.

        See note 12 for a description of the separation agreement with the Company's former chief executive officer.

        Amounts due to or from related parties are as follows:

	December 31,
	2005	2004
	(In thousands of U.S. $)
Current assets	$2	$8

Accounts payable	$18	$278

Accrued liabilities	$25	$48

16. Operating Segments and Geographic Information

        The Company's reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follows:

        The Wireless Solutions segment enables utilities and other customers to operate private Wireless Solutions for communications to their remote assets and customers. Typical applications include high-speed internet services, SCADA, VOIP and telephony (T1/E1), all based on modified DOCSIS® technology.

        The Cable Solutions segment enables the Company's cable television operators and other customers to operate private HFC networks for communications to customers. The Cable Solutions segment represents the results of Xtend's operations, which were consolidated with the Company's operations beginning July 1, 2004, and provides infrastructure solutions that expand the bandwidth of cable television lines.

        The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements. Segment losses reflect the loss from operations of the segment and do not include interest income, net, since this interest income is not allocated to the segments.

        Financial data relating to reportable operating segments is as follows:

	Year ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Consolidated revenues:
Wireless Solutions	$2,193	$6,094	$6,060
Cable Solutions	174	—	—

	$2,367	$6,094	$6,060

Operating loss:
Wireless Solutions	$(16,535)	$(13,440)	$(10,540)
Cable Solutions	(25,522)	(8,228)	—

Operating loss	(42,057)	(21,668)	(10,540)
Gain resulting from amendment to
Promissory Note	2,533	—	—
Interest income, net	401	508	1,439

Loss from continuing operations	$(39,123)	$(21,160)	$(9,101)

	Year ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Assets:
Wireless Solutions	$19,935	$47,991	$62,366
Cable Solutions:
Intangible assets	—	6,802	—
Other assets	1,860	1,306	—

	1,860	8,108	—

Eliminations / adjustments	—	72	40

	$21,795	$56,171	$62,406

	Year ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Wireless Solutions	$363	$571	$337
Cable Solutions:
Intangible assets	—	9,249	—
Other assets	976	513	—

	976	9,762	—

Eliminations / adjustments	—	—	50

	$1,339	$10,333	$387

Depreciation and amortization expenses:
Wireless Solutions	$615	$595	$553
Cable Solutions:*
Intangible assets	13,302	1,045	—
Other assets	385	80	—

	13,687	1,125	—

	$14,302	$1,720	$553

*
Does not include the write-off of acquired in-process research and development.

        The following is a summary of operations within geographic areas, classified by the Company's country of domicile and by foreign countries:

	Year ended December 31,
	2005	2004	2003
	(In thousands of U.S. $)
Revenues from sales to unaffiliated customers from continuing operations in Wireless Solutions and Cable Solutions segments:
United States	$1,610	$1,525	$1,050
China	226	2,105	3,972
Malaysia	165	1,778	668
Rest of the world	366	686	370

	$2,367	$6,094	$6,060

Property and equipment, net
Israel	$1,378	$1,053	$658
United States	207	199	197

	$1,585	$1,252	$855

        Sales to major customers in the Wireless Solutions and Cable Solutions segments out of total revenues are as follows:

	Year ended December 31,
	2005	2004	2003
Customer A	45%	19%	14%
Customer B	8%	19%	4%
Customer C	7%	7%	11%
Customer D	2%	13%	47%
Customer E	—	21%	—
Customer F	—	2%	14%

17. Subsequent Events

Transactions with Davidi Gilo, the Company's Chief Executive Officer and Chairman of the Board of Directors

        Amended Employment Agreement.    On February 10, 2006, the Company entered into an amended employment agreement with Mr. Gilo, the Company's Chief Executive Officer and Chairman of the Board of Directors (the "2006 Employment Agreement"), which replaces and supersedes his original employment agreement (the "Original Employment Agreement").

        The 2006 Employment Agreement is for a three-year term, with automatic renewals thereafter for terms of one year each, subject to termination upon prior notice by either party. Under the 2006 Employment Agreement, in exchange for 30 hours of services per week, Mr. Gilo will receive an annual base salary of $400,000, which will be reviewed on or before December 31, 2006 and thereafter based on Mr. Gilo's services and the Company financial results. Mr. Gilo is eligible to receive employee benefits available to all employees, is eligible to participate in bonus plans that may be adopted by the Company's Board of Directors and shall receive an additional bonus based on his performance and that of the Company each year as determined by the Board of Directors or Compensation Committee. In addition, Mr. Gilo is eligible for stock options that may be awarded by the Company, and he shall accrue 30 days of paid vacation for each 12 months of employment.

        If the 2006 Employment Agreement is terminated without cause (as defined in the 2006 Employment Agreement), all of Mr. Gilo's unvested options shall vest immediately and Mr. Gilo shall receive a severance payment equal to the greater of (a) the full amount of compensation that Mr. Gilo could have expected under the 2006 Employment Agreement (without bonus) through the end of the term; or (b) 18 months of his then-current salary without bonus. If the 2006 Employment Agreement is terminated without Cause after the initial three-year term, all of Mr. Gilo's unvested options shall vest immediately and Mr. Gilo shall receive a severance payment of 18 months of his then-current salary without bonus. If the 2006 Employment Agreement is terminated by the Company for Cause, Mr. Gilo shall receive a severance payment equal to three months of his then-current salary without bonus. If Mr. Gilo voluntarily terminates the 2006 Employment Agreement, he shall receive a severance payment of nine months of his then current salary without bonus.

        Grant of Stock Options.    On February 10, 2006, the Company's Compensation Committee approved the grant to Mr. Gilo of options to purchase 900,000 shares of the Company's common stock. These options vest as follows:

  (a)
  300,000 shares vest upon the closing by the Company of a "Financing Event." For purposes of this option grant, the term "Financing Event" means the receipt of $10,000,000 by the Company (or its subsidiaries) in one or more related transactions of equity or debt, or a combination of equity or debt. The Financing described in note 1 is a "Financing Event;" accordingly, these 300,000 shares have vested.

  (b)
  300,000 shares vest at such time as the per share price of the Company's common stock closes at or above $10.44 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to the Company or its subsidiaries on the 22nd day of such period.

  (c)
  300,000 shares shall vest at such time as the per share price of the Company's common stock closes at or above $15.66 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to the Company or its subsidiaries on the 22nd day of such period.

Financing

        On March 18, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), for the private placement of $25,000,000 of Common Stock, a Convertible Note, a Senior Secured Note and Warrants to Goldman, Sachs & Co. (the "Financing"). In connection with the Financing, the Company issued (a) 1,353,365 shares of common stock, (b) a $10,000,000 10% Convertible Note, (c) a $7,500,000 9.5% Senior Secured Note, and (d) Warrants to purchase 298,617 shares of common stock. The transaction resulted in estimated net proceeds to the Company of approximately $23,500,000. The transactions contemplated by the Purchase Agreement closed on March 23, 2006.

        The Convertible Note matures on March 22, 2011 and accrues interest at a rate of 10% per annum, payable in cash quarterly in arrears, and is convertible at the holder's option into shares of Common Stock at a conversion price of $10.00 per share, subject to adjustment. In the event of a Fundamental Transaction (as defined in the Convertible Note), the holder may, at its option, require the Company to redeem all or any portion of the Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a "make-whole" premium calculated in accordance with the terms of the Convertible Note. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. The Convertible Note is unsecured and subordinate to the Company's senior indebtedness.

        The Senior Secured Note matures on March 22, 2011 and accrues interest at a rate of 9.5% per annum. The entire principal amount plus all accrued interest is payable at maturity, unless earlier redeemed or repurchased. The Company has the option to prepay the Senior Secured Note in whole or in part, beginning March 22, 2007, subject to payment of an applicable premium. In the event of a Fundamental Transaction (as defined in the Senior Secured Note), the holder may require that the Company redeem the entire Senior Secured Notes at a price equal to 101% of the principal amount, plus all accrued and unpaid interest. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. In connection with the Senior Secured Note, the Company also issued a Warrant exercisable for 298,617 shares of Common Stock at an exercise price of $0.10 per share, to expire on March 22, 2006. Goldman, Sachs & Co. exercised this Warrant on March 24, 2006. The Senior Secured Note is a senior secured obligation of the Company, secured by the assets of the Company and the intellectual property of certain of its subsidiaries, as set forth in the Guaranty and Security Agreement.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Share Exchange Agreement dated as of June 30, 2004 by and among Vyyo Inc., Xtend Cable Solutions Inc., Xtend Networks Ltd., and Shareholders of Xtend Networks Ltd. Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2005, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1, 3.2, 10.12, 10.18, 10.19, 10.20 and 10.21.
10.1*	Form of Indemnification Agreement. Previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.
10.2*	1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.
10.3*	1999 Employee and Consultant Equity Incentive Plan. Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.
10.4*
Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 16, 2005, and incorporated herein by reference.
10.5*	Employment Agreement with Davidi Gilo, dated as of February 10, 2006.
10.6*
Offer Letter of Avner Kol, effective as of November 1, 2005. Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference.
10.7*
Separation Agreement and Release of William Keating, effective as of October 31, 2005. Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference.
10.8*	Separation Agreement and Release of Michael Corwin, effective as of January 27, 2006.
10.9*	Separation Agreement and Release of Andrew Fradkin, effective as of February 25, 2006.
10.10
Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering. Previously filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-45132), and incorporated herein by reference.
10.11
Sublease Agreement by and between Tibco Software, Inc. and the Registrant. Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2003, and incorporated herein by reference.
10.12
Amended Promissory Note made on December 16, 2005 by Vyyo Inc. to Syntek Capital AG. Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2005, and incorporated herein by reference.

10.13*
Restricted Stock Agreement dated June 30, 2004 between Vyyo Inc. and Hillel Weinstein. Previously filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
10.14
Non-Competition Agreement dated June 30, 2004 between Xtend Networks Ltd. and Zeev Orbach. Previously filed as Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
10.15
Office lease, dated November 4, 2004, by and between Vyyo Ltd. and Kiryat Sede Hateufa Ltd. Previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2005, and incorporated herein by reference.
10.16
Office lease, dated November 4, 2004, by and between Xtend Networks Ltd. and Kiryat Sede Hateufa Ltd. Previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 4, 2005, and incorporated herein by reference.
10.17
Lease Agreement, dated December 2004, by and between Corners Realty Corporation and Xtend Networks Inc. Previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2005, and incorporated herein by reference.
10.18
Securities Purchase Agreement between Vyyo Inc. and Goldman, Sachs & Co., dated as of March 18, 2006. Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.19
Form of Convertible Note to be issued by Vyyo Inc. payable to Goldman, Sachs & Co. Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.20
Form of Senior Secured Note to be issued by Vyyo Inc. payable to Goldman, Sachs & Co. Previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.21
Form of Guaranty and Security Agreement between Vyyo Inc. and Goldman, Sachs & Co. Previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.22
Form of Registration Rights Agreement between Vyyo Inc. and Goldman, Sachs & Co. Previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
14.1	Code of Conduct and Ethics. Previously filed as Exhibit 14 to the Registrant's Annual Report on Form 10-K filed on February 24, 2004, and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.

QuickLinks

VYYO INC. 2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Vyyo Inc. 2005 ANNUAL REPORT
CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Vyyo Inc. Consolidated Balance Sheet (In thousands of U.S. $, except share data)
Vyyo Inc. Consolidated Statements of Operations (In thousands of U.S. $, except per share data)
Vyyo Inc. Consolidated Statements of Cash Flows (In thousands of U.S. $)
Vyyo Inc. Notes to Consolidated Financial Statements
INDEX TO EXHIBITS