Form 10-Q
period 2006-03-31
VYYO INC
filed 2006-05-15
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30189

VYYO INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4015 Miranda Avenue, First Floor,
Palo Alto, California	94304
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (650) 319-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of May 9, 2006, there were 17,676,007 shares of Common Stock outstanding.

INDEX

VYYO INC.

i

PART I.         FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

Vyyo Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,009	$2,548
Short-term investments	3,664	7,403
Accounts receivable, net	704	868
Inventory (note 2)	1,504	2,491
Other	964	935
Total Current Assets	33,845	14,245
Long-Term Assets:
Restricted cash (note 4)	5,000	5,000
Property and equipment, net	1,390	1,585
Employee rights upon retirement funded (note 7)	996	965
TOTAL ASSETS	$41,231	$21,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,453	$1,832
Accrued liabilities (note 6)	7,082	6,391
Total Current Liabilities	8,535	8,223

Long-Term Liabilities:
Promissory note (note 4)	4,284	3,967
Senior secured note (note 8)	4,484	—
Convertible note (note 8)	9,313	—
Liability for employee rights upon retirement (note 7)	1,761	1,460
Total Liabilities	28,377	13,650
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 17,659,464 and 15,721,334 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	256,003	243,314
Notes receivable from stockholders	(19)	(19)
Accumulated deficit	(243,130)	(235,150)
Total Stockholders’ Equity	12,854	8,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,231	$21,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Revenues (note 11)	$569	$704
Revenues from related party (notes 3 and 11)	1,800	—

TOTAL REVENUES	2,369	704
COST OF REVNEUES
Cost of products sold	318	694
Cost of products sold, related party	1,492	—
Amortization of technology (note 5)	—	92
Total Cost of Revenues	1,810	786
GROSS PROFIT (LOSS)	559	(82)

OPERATING EXPENSES (INCOME)
Research and development (including stock-based compensation expense of $217 and $27, respectively)	2,461	2,732
Sales and marketing (including stock-based compensation expense of $469 and $27, respectively)	2,643	2,687
General and administrative (including stock-based compensation expense of $1,281 and $0, respectively)	3,166	1,476
Restructuring adjustments	—	(315)
Amortization of intangible assets (note 5)	—	417

Total Operating Expenses	8,270	6,997

OPERATING LOSS	(7,711)	(7,079)
INTEREST INCOME (EXPENSE), net	(269)	76

LOSS FROM CONTINUING OPERATIONS	(7,980)	(7,003)
DISCONTINUED OPERATIONS	—	265
LOSS FOR THE PERIOD	$(7,980)	$(6,738)

LOSS PER SHARE
Basic and diluted:
Continuing operations	$(0.50)	$(0.46)
Discontinued operations	—	(0.02)
	$(0.50)	$(0.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	15,859	15,195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(7,980)	$(6,738)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	229	761
Accretion and amortization of financing instruments, net	365	—
Amortization and charge related to stock-based compensation, net	1,981	(261)
Changes in assets and liabilities:
Accounts receivable	164	313
Other current assets	(29)	(431)
Inventory	987	(201)
Accounts payable	(379)	(72)
Accrued liabilities	274	(1,112)
Liability for employee rights upon retirement	301	(14)

Net cash used in operating activities	(4,087)	(7,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34)	(554)
Purchase of short-term investments	(1,000)	(9,076)
Proceeds from sales and maturities of short-term investments	4,739	13,801
Release (contributions) of severance pay funds	(31)	33

Net cash provided by investing activities	3,674	4,204

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,054	203
Proceeds from issuance of common stock, senior secured note, convertible
note and warrants, net of issuance cost	23,820	—
Proceeds from notes receivable from stockholders	—	37

Net cash provided by financing activities	24,874	240

Increase (decrease) in cash and cash equivalents	24,461	(3,311)
Cash and cash equivalents at beginning of period	2,548	5,512

Cash and cash equivalents at end of period	$27,009	$2,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             General Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, reclassifications and adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005, filed by Vyyo Inc. with the Securities and Exchange Commission (the “SEC”).

Organization and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). All material inter-company balances and transactions have been eliminated in consolidation.

The Company provides cable and wireless broadband access solutions through two business segments: the “Cable Solutions” segment and the “Wireless Solutions” segment. The Company’s products are designed to address four markets: Utility, Cable, Wireless Internet Service Providers (“WISP”) and Telecommunication providers. Although the Company is engaged to various degrees in these distinct markets, some of the Company’s core technologies overlap with its respective solutions.

The Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s wireless or hybrid-fiber coax (“HFC”) networks. Additionally, the Company’s “Spectrum Overlay” technology is used to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. The Company’s Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”). The Company purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with the Company’s operations beginning July 1, 2004.

The Company’s Wireless Solutions segment includes utility products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition (“SCADA”) of their geographically disbursed, remote assets. Additionally, it includes the Company’s WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

The Company is focused on promoting products in the Wireless Solutions segment into the network provider, utility, petrochemical, municipality and enterprise markets. The Company’s Cable Solutions segment is focused on both promoting T1 solutions for business services over cable networks and promoting cable bandwidth expansion solutions that are designed to expand cable operators’ typical HFC network capacity.

Summary of Significant Accounting Principles

Financing

On March 23, 2006, the Company closed the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and Warrants to purchase common stock to Goldman, Sachs & Co. This private placement resulted in estimated net proceeds to the Company of approximately $23,400,000. See note 8.

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

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and all of its subsidiaries. All of the Company’s sales are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured into U.S. dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations under “Interest Income, net” and have not been material to date.

Investments in Marketable Securities

The Company’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of “Interest Income, net.” The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term in the Statements of Operations under “Short-term investments,” even though the stated maturity date may be one year or more from the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are also included in the Statements of Operations as part of “Interest Income, net.”

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $(42,000) and $112,000 and realized losses of $31,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the

Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company’s inventory is determined to be undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three months ended March 31, 2006 and 2005, the Company did not write-down any inventory.

Fair Value of Financial Instruments

The fair value of the financial instruments included in the Company’s working capital approximates carrying value. The Promissory Note, Senior Secured Note and Convertible Note are presented in the Balance Sheets as “Long-Term Liabilities,” at their estimated fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Intangible Assets

During 2005, the Company recorded an impairment charge of $11,388,000 for the full remaining carrying value of its intangible assets. In 2005, the Company’s intangible assets related to the acquisition of Xtend and consisted of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets were amortized using the straight-line method over their estimated useful lives, ranging between one and six years. See also note 5.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company would recognize an impairment loss and would write down the assets to their estimated fair values. See also note 5.

Revenue Recognition

Revenues from sales of products and supplies are recognized when an arrangement exists, delivery has occurred and title has passed to the customer, the Company’s price to the customer is fixed or determinable and collectability is reasonably assured. When sales transactions include more then one deliverable (unit of accounting) sold, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Under the provisions in these statements, the Company separates the different units of accounting in sales with multiple deliverables based on the objective and reliable evidence of fair value of the different elements. Revenue for each unit of accounting is then recognized when products are delivered or when services are rendered or ratably over the contractual period, depending on the nature of the deliverable.

The Company’s products are generally off-the-shelf products, sold “as is,” without further adjustment or installation. Sales contracts with distributors stipulate fixed prices and current payment terms and are not subject to the distributor’s resale or any other contingencies. Accordingly, when all criteria above are met, sales of finished products to distributors are recognized as revenue upon delivery and after title and risk pass to the distributors.

The Company does not grant any rights of return or cancellation to any of its customers.

In contracts where there is a customer acceptance provision or there is uncertainty about customer acceptance, the Company defers the associated revenue until it has evidence of customer acceptance. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires various forms of security.

Product Warranty

The Company provides for product warranty costs when it recognizes revenue from sales of its products. The provision is calculated as a percentage of sales, based on historical experience.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings per share” (“SFAS 128”). For the three months ended March 31, 2006 and 2005, the following have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for the presented periods: 6,575,000 and 5,763,100 outstanding stock options, 75,000 and 75,000 shares of restricted stock and 79,559 and 0 warrants to purchase shares of common stock, respectively.

Employee Stock-Based Compensation

Until December 31, 2005, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Charges for stock-based compensation represent the amortization of deferred compensation charges, which are based on aggregate differences between the respective exercise price of stock options, shares of restricted stock and purchase price of the underlying common stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock-based compensation is amortized over the vesting period of the underlying stock options and the shares of restricted stock.

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

As of January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method. This new standard requires measurement of stock-based compensation cost for all stock-based awards at the fair value on the grant date and recognition of stock-based compensation over the service period for awards that the Company expects will vest. The fair value of stock options is determined based on the number of shares granted and the price of the Company’s common stock, and calculated based on the Black-Scholes and the binomial valuation models, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recognizes such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). Due to its adoption of SFAS 123(R), the Company no longer has employee stock-based compensation awards subject to variable accounting treatment. The cumulative effect of the Company’s adoption of SFAS 123(R), as of January 1, 2006, was not material.

The fair value of each stock option granted during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes and the binomial valuation models, using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.66%-4.74%	3.35%-4.50%
Weighted-average expected life range	2.5-5.0	2.5
Volatility ranges	0.62-0.76	0.73
Dividend yields	—	—

Binomial valuation model assumptions:
Risk-free interest rates ranges	4.20%-4.60%	—
Weighted-average expected life range	0.08-8.42	—
Volatility ranges	0.61-0.63	—
Dividend yields	—	—

The Company’s pro forma information for the three months ended March 31, 2005 is as follow:

(In thousands,
except per share data)
Loss from continuing operations as reported	$(7,003)
Add: stock-based employee compensation income included in reported loss	(261)
Add: stock-based employee compensation expense determined under fair value method for all awards	(1,364)
Pro forma loss from continuing operations	$(8,628)
Income from discontinued operations as reported	$265
Add: stock-based employee compensation expenses determined under fair value method for all awards	—
Pro forma income from discontinued operations	$265
Pro forma loss for the period	$(8,363)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.46)
Discontinued operations	0.02
Loss	$(0.44)

Pro forma:
Continuing operations	$(0.57)
Discontinued operations	0.02
Loss	$(0.55)

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

2.             Inventory

Inventory is comprised of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials	$510	$488
Work in process	219	415
Finished goods	775	1,588

	$1,504	$2,491

3.             Agreement with Arcadian Networks, Inc.

On March 31, 2006, the Company entered into an Equipment Purchase Agreement (the “Purchase Agreement”) with Arcadian Networks, Inc. (“ANI”). Davidi Gilo, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is also the Chairman of the Board of Directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI.

Pursuant to the Purchase Agreement, the Company will sell certain of its products and services to ANI over a 10-year term. The Company will distribute these products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico (the “Relevant Territory”) to identified markets if: (a) ANI makes two payments of $4,000,000 during the first two years of the Purchase Agreement; (b) ANI meets specified annual minimum product purchase amounts; and (c) ANI’s outstanding balances are below specified amounts.

Exclusivity after the second year will depend on ANI’s meeting the minimum purchase amounts. In addition, to maintain its exclusivity rights in the Purchase Agreement, ANI must purchase at least 25% of its minimum product purchase amounts within the first six months of any given year, and at least 32% within the first six months of any given year if ANI purchases from third parties more than 15% of products with similar functionality to the products covered by the Purchase Agreement.

The Purchase Agreement fixes the product prices for the first two years, after which time prices are subject to adjustment according to the amount of product purchased by ANI compared to specified forecasted purchase amounts.

The Purchase Agreement does not prohibit the Company from selling any of its products or services to areas outside of the Relevant Territory. In addition, the Company may sell its products within the Relevant Territory to end users or resellers other than those engaged in the following markets: (a) electricity generation, transmission or distribution (both downstream and upstream); (b) oil or gas exploration, manufacture, transportation or distribution; (c) water utility; (d) chemical manufacture; (e) mining; (f) environmental monitoring or protection; (g) transportation facilities (including railroads); (h) border control; and (i) public safety. Specifically, the Company may sell its products in the Relevant Territory to cable television customers.

The Company received the first exclusivity payment of $4,000,000 on April 3, 2006 and an initial purchase order for $10,000,000 on March 31, 2006, which satisfies ANI’s requirements for exclusivity in the first year of the Purchase Agreement.

For the three months ended March 31, 2006, the Company recognized revenue of $1,800,000 under the Purchase Agreement. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement.

4.             Promissory Note Issued in Connection with Acquisition of Xtend

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend. In connection with the acquisition, the Company issued 1,398,777 shares of its common stock valued at $8,492,000, and made cash payments of approximately $2,970,000 for non-competition agreements with certain Xtend employees. In addition, the Company provided a promissory note in the principal amount of $6,500,000 originally payable on March 31, 2007 (the “Promissory Note”). On December 16, 2005, the Company amended key provisions of the Promissory Note as follows:

•      the maturity date was extended by one year from March 31, 2007 to March 31, 2008;

•      the provision that would have allowed the holder to accelerate the Promissory Note if the sum of the Company’s cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived;

•      The Promissory Note will be cancelled if:

(a)           the Company’s revenue (including that of all subsidiaries, except for newly-acquired businesses) equals or exceeds $60,000,000 and gross margin equals or exceeds 35%, for either of the fiscal years ending December 31, 2006 or December 31, 2007;

(b)           beginning on the first day that the Company’s common stock closes at or above $18.00 per share and at any time thereafter, the holder sells all of its Remaining Shares at an average sales price at or above $18.00 per share. “Remaining Shares” means those shares of the Company’s common stock received by the holder in the Xtend acquisition;

(c)           all of the Remaining Shares are included in a successfully concluded secondary offering (on Form S-3 or otherwise) at an offering price at or above $18.00 per share in which the holder either (i) sells all of the Remaining Shares or (ii) is provided an opportunity to sell all of such shares into such secondary offering and elects not to sell, provided that the successfully concluded offering included no fewer than the number of Remaining Shares; or

(d)           the holder receives a bona fide offer for the purchase of all of the Remaining Shares at an average sales price at or above $18.00 per share. A “bona fide” offer means a fully funded and unconditional offer for purchase by a buyer who has provable and sufficient financial resources to purchase all of the Remaining Shares for cash within a commercially reasonable period of time from the date of offer, not to exceed 30 days.

As security for the amended Promissory Note, the Company delivered to the holder a $5,000,000 letter of credit whereby the Company deposited this $5,000,000 with a bank, and agreed to restrictions on the deposit. This deposit is reflected in the Balance Sheets as “Restricted cash.” The letter of credit will be cancelled if any time after June 30, 2006, for 45 consecutive trading days, all of the following conditions exist: (a) the weighted average trading price of the Company’s common stock is equal to or higher than $18.00 per share; (b) the average daily trading volume of the Company’s common stock is higher than 150,000 shares per day; and (c) the holder is lawfully able to sell publicly in one transaction or in a series of transactions, during such 45 consecutive trading days, all of its shares of the Company’s common stock without registration under the Securities Act of 1933, as amended. If the Company’s consolidated revenues in the year ended December 31, 2006 equal or exceed $60,000,000 and the Company’s consolidated gross margin equals or exceeds 35% during the same period, the Promissory Note will be canceled.

The Company determined that, as of the time it amended the Promissory Note and immediately prior to its amendment, the contingency had been resolved and, therefore, the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired as discussed in note 5. In addition, the Company estimated the fair value of the amended Promissory Note at approximately $3,967,000 and recorded this amount in its Balance Sheets as a long-term liability under “Promissory note.” The Company recorded a $2,533,000 difference between the value of the amended Promissory Note and the original Promissory Note as “Gain Resulting from Amendment to Promissory Note” in its Statements of Operations for the year ended December 31, 2005. Increases in the value of the amended Promissory Note will be recorded as interest expenses up to $2,533,000 during the remaining term of the Promissory Note unless it is cancelled as described above. For the three months ended March 31, 2006, the Company recorded an increase of $317,000 in interest expenses related to the amended Promissory Note.

5.             Intangible Assets, net

The Company’s current focus is on the residential market for cable television multi-system operators (“MSOs”), rather then the commercial market for MSOs, the Company’s prior focus at the time of the Xtend acquisition. This change in focus will require the Company to invest additional efforts in the development of suitable technology and products. Given this change in focus, and in conjunction with the Company’s ongoing review of the carrying value of its intangible assets, the Company’s management determined in December 2005 that, in accordance with SFAS No. 144, an impairment test of intangible assets was required.

The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets, as set forth in SFAS No. 144, together with other facts and circumstances, the Company’s management decided to record an impairment charge of $11,388,000 relating to the full remaining carrying value of the intangible assets as of December 31, 2005.

Amortization of intangible assets acquired for the three months ended March 31, 2005 was $509,000, consisting of the amortization of existing technology (classified in the Statements of Operations as “Cost of Revenues”), of $92,000, non-competition agreements of $220,000, an exclusive sales agreement of $135,000 and workforce of $62,000. The Company did not amortize intangible assets during the three months ended March 31, 2006.

In 2005, intangible assets were amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and a half years; and workforce over one year.

6.             Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Withholding tax	$2,975	$2,582
Compensation and benefits	1,581	1,812
Royalties	931	930
Warranty*	123	104
Legal and professional fees	395	28
Payment received from insurer	200	—
Deferred income	58	—
Other	819	935
	$7,082	$6,391

* The changes in the warranty balances consist of the following:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$104	$389
Product warranty issued for new sales	48	380
Changes in accrual of warranty periods ending	(29)	(343)
Balance at end of period	$123	$426

7.             Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Amounts paid related to severance	$174	$144

Severance expenses*	$397	$174

* With respect to the Company’s Israeli employees, the Company expects to contribute $157,000 to a defined contribution plan and $111,000 to insurance and pension plans for the year ended December 31, 2006 (includes amounts contributed in the three months ended March 31, 2006).

8.             Financing

On March 18, 2006, the Company entered into a Securities Purchase Agreement (the “Financing Agreement”) for the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and Warrants to purchase common stock to Goldman, Sachs & Co. (the “Financing”). In the Financing, the Company issued (a) 1,353,365 shares of common stock, (b) a $10,000,000 10% Convertible Note, (c) a $7,500,000 9.5% Senior Secured Note, and (d) Warrants to purchase 298,617 shares of common stock. The transaction resulted in estimated net proceeds to the Company of approximately $23,400,000. The transactions contemplated by the Financing Agreement closed on March 23, 2006.

The Convertible Note matures on March 22, 2011 and accrues interest at a rate of 10% per annum, payable in cash quarterly in arrears, and is convertible at the holder’s option into shares of common stock at a conversion price of $10.00 per share, subject to adjustment. In the event of a Fundamental Transaction (as defined in the Convertible Note), the holder may, at its option, require the Company to redeem all or any portion of the Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a “make-whole” premium calculated in accordance with the terms of the Convertible Note. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. The Convertible Note is unsecured and subordinate to the Company’s senior indebtedness.

The Senior Secured Note matures on March 22, 2011 and accrues interest at a rate of 9.5% per annum. The entire principal amount plus all accrued interest is payable at maturity, unless earlier redeemed or repurchased. The Company has the option to prepay the Senior Secured Note in whole or in part, beginning March 22, 2007, subject to payment of an applicable premium. In the event of a Fundamental Transaction (as defined in the Senior Secured Note), the holder may require that the Company redeem the entire Senior Secured Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. In connection with the Senior Secured Note, the Company also issued a Warrant exercisable for 298,617 shares of common stock at an exercise price of $0.10 per share, to expire on March 22, 2011. Goldman, Sachs & Co. exercised this Warrant on March 24, 2006. The Senior Secured Note is a senior secured obligation of the Company and is secured by the Company’s assets and the intellectual property of certain of its subsidiaries, as set forth in the Guaranty and Security Agreement.

The Company allocated the proceeds received in the Financing to the different instruments based on the relative fair value of each instrument as follows:

		Relative fair
	Face value	value
1,353,365 shares of common stock	$7,500,000	$8,260,000
10% Convertible Note due March 22, 2011	10,000,000	10,111,000
9.5% Senior Secured Note due March 22, 2011	7,500,000	4,830,000
Warrants to purchase 298,617 shares of common stock for $0.10 per share	—	1,799,000
Total gross proceeds received in Financing	$25,000,000	$25,000,000

The Senior Secured Note and the Convertible Note will be accreted by up to $2,559,000 to their face values of $7,500,000 and $10,000,000, respectively, through their five-year term until maturity. The accretion will be recorded as interest expense.

The estimated issuance costs of the Financing were approximately $1,993,000 including (a) a $1,210,000 payment and issuance of warrants to purchase 79,559 shares of the Company’s common stock, at exercise prices ranging from $0.10 to $10.00 (at an estimated fair value of $366,000), to the Company’s financial advisor and (b) accrual of approximately $417,000 for legal and other professional fees and costs. Of these estimated issuance costs, $806,000 and $385,000 were allocated to the Convertible Note and the Senior Secured Note, respectively. These costs will be amortized based on the effective interest amortization method through the five-year term until maturity of the notes and recorded as interest expense, based on the effective interest method of amortization.

The issuance costs described above were allocated to the different instruments based on their relative fair values.

9.             Stock-Based Compensation

Common Stock Reserved for Issuance

As of March 31, 2006, the Company reserved approximately 514,400 shares of common stock for issuance, upon exercise of stock options and issuance of shares of restricted stock reserved under its stock-based compensation plans.

Stock Option Plans

The Company has the following stock option plans: the 1999 Employee and Consultant Equity Incentive Plan and the Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the “2000 Plan”). The Company’s 1996 Equity Incentive Plan expired by its terms as of February 3, 2006. The Company currently makes grants only from the 2000 Plan, which permits the grant of incentive stock options (“ISOs”) to employees, nonstatutory stock options to employees, directors and consultants and stock options which comply with Israeli law if granted to persons who are subject to Israel income tax. The 2000 Plan also provides for the awards of restricted stock and stock bonuses.

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

On November 1, 2004, the Company entered into an at-will employment agreement with Xtend’s former chief executive officer under which he was granted an option to purchase 300,000 shares of the Company’s common stock. In January 2005, he also was granted an option to purchase 400,000 shares of the Company’s common stock. No compensation expense was recorded for these options as the fair value of the stock was not greater than the exercise price. Effective October 31, 2005, the employment of this officer was terminated, and 25% of his outstanding options (175,000) were immediately vested. All remaining outstanding options were forfeited.

In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000 which was amortized during the year ended December 31, 2005 by $222,000. Fifty percent of these options are scheduled to vest on December 10, 2006 with the remaining vesting on December 10, 2007.

In March 2005, the Company granted its Chairman of the Board and Chief Executive Officer and certain executives 630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of March 31, 2006, 75,000 of these stock options were forfeited. In the three months ended March 31, 2006, the Company recorded expenses of $117,000 related to these stock options.

The cumulative effect of the Company’s adoption of SFAS 123(R), as of January 1, 2006, was not material.

Restricted Stock

Recipients of shares of restricted stock are entitled to cash dividends, to the extent paid, and to vote their shares throughout the restricted period. The shares are valued at the market price on the grant date, and compensation is amortized ratably over the vesting period. The Company must recognize compensation expenses for shares of restricted stock subject to designated performance criteria if the performance criteria are being attained or it is probable that they will be attained.

In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria. For the three months ended March 31, 2006, the Company did not record compensation expenses since the Company does not expect that performance conditions related to the remaining restricted stock will be achieved.

Grant of Stock Options to Davidi Gilo

On February 10, 2006, the Company’s Compensation Committee approved the grant to Mr. Gilo of options to purchase 900,000 shares of the Company’s common stock. These options vest as follows:

(a)      300,000 shares vested upon the closing of the Financing.

(b)     300,000 shares vest at such time as the per share price of the Company’s common stock closes at or above $10.44 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to the Company on the 22nd day of such period.

(c)      300,000 shares vest at such time as the per share price of the Company’s common stock closes at or above $15.66 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to the Company on the 22nd day of such period.

The Company recorded stock-based compensation expenses of $750,000 related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the Financing. The Company also recorded stock-based compensation expenses of $30,000 in connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock. These stock-based compensation expenses were calculated based on the binomial valuation method.

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows (in thousands, except per share data):

			Weighted
	Options/Shares		average	Weighted
	available	Number	exercise	average
	for grants	outstanding	price	fair value
Balance at January 1, 2006	839	5,585	5.35	—
Authorized	1,000	—	—	—
Granted*	(1,407)	1,407	5.62	3.18
Exercised	—	(286)	3.68	—
Expired plans	(39)	—	—	—
Cancelled	121	(131)	7.77	—
Balance at March 31, 2006	514	6,575	5.43	—

*      Includes 23,125 options granted to non-employee directors in the three months ended March 31, 2006.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of March 31, 2006:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
		remaining	exercise		exercise
Range of exercise	Number	contractual	price per	Number	price per
prices	outstanding	life	Share	exercisable	share
	(In thousands)	(In years)		(In thousands)
Plans:
0.10	145	4.36	$0.10	—	—
0.99	3	1.92	0.99	3	$0.99
2.27-3.40	911	1.73	3.18	810	3.16
3.57-5.22	2,713	5.42	4.66	1,221	4.41
5.60-8.39	2,607	4.22	7.02	799	6.80
8.43-10.50	196	3.62	9.41	44	9.07
	6,575	4.35	$5.43	2,877	$4.79

10.          Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Loss	$(7,980)	$(6,738)
Unrealized loss on available-for-sale securities	—	(24)
Comprehensive loss	$(7,980)	$(6,762)

11.          Segment Reporting

Following the acquisition of Xtend, the Company’s business is divided into two segments: “Wireless Solutions” and “Cable Solutions.”

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Consolidated revenues from:
Wireless Solutions, related party	$1,800	—
Wireless Solutions	141	$704
Cable Solutions	428	—
Consolidated revenues	$2,369	$704

Operating loss from continuing operations:
Wireless Solutions	$5,021	$3,538
Cable Solutions	2,690	3,541

Total consolidated operating loss from continuing operations	7,711	7,079
Interest income expenses (income), net	2,690	(76)
Loss from continuing operations	$7,980	$7,003

The following provides information on the Company’s assets :

	March 31,	December 31,
	2006	2005
	(In thousands)

Wireless Solutions	$37,466	$19,935
Cable Solutions	3,765	1,860
	$41,231	$21,795

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Expenditures for long-lived assets:
Wireless Solutions	$18	$43
Cable Solutions	17	511
	$35	$554

Depreciation and amortization expenses:
Wireless Solutions	$114	$164

Cable Solutions:
Intangible assets	—	509
Other assets	115	88
	115	597
	$229	$761

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenues from sales to affiliated and unaffiliated customers from continuing operations in the:
Wireless Solutions segment:
North America, related party	$1,800	—
North America	130	$357
Asia	—	301
Rest of the world	11	46
	$1,941	$704

Cable Solutions segment:
North America	$428	—
	$428	—

	March 31,	December 31,
	2006	2005
	(In thousands)
Property and equipment, net
Israel	$1,208	$1,378
United States	182	207
	$1,390	$1,585

Sales to major customers out of total revenues are as follows:

	Three Months Ended March 31,
	2006	2005
Customer A	76%	—
Customer B	18%	—
Customer C	1%	25%
Customer D	1%	22%
Customer E	—	24%
Customer F	—	23%

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A below and elsewhere in this report.

Overview

We provide cable and wireless broadband access solutions through two business segments: the “Cable Solutions” segment and the “Wireless Solutions” segment. Our products are designed to address four markets: Utility, Cable, Wireless Internet Service Providers (“WISP”) and Telecommunication providers. Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

Our Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s wireless HFC networks. Additionally, our “Spectrum Overlay” technology is used to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. Our Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”). We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of the Xtend acquisition, please refer to note 6 of our 2005 annual Consolidated Financial Statements.

Our Wireless Solutions segment includes our utility products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition (“SCADA”) of their geographically disbursed, remote assets. Additionally, it includes our WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

We are focused on promoting products in our Wireless Solutions segment into the network provider, utility, petrochemical, municipality and enterprise markets. Our Cable Solutions segment is focused on both promoting T1 solutions for business services over cable networks and promoting cable bandwidth expansion solutions that are designed to expand cable operators’ typical HFC network capacity.

On March 23, 2006, we closed the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and Warrants to purchase common stock to Goldman, Sachs & Co. (the “Financing”), resulting in net proceeds to us of approximately $23,400,000. See note 8 above for additional discussion of the Financing.

Critical Accounting Principles

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates, judgments and assumptions.

Our significant accounting principles are described in the notes to our 2005 annual consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005. We determined the critical principles by considering accounting principles that involve the most complex or subjective decisions or assessments. We believe our most critical accounting principles include the following:

Revenue Recognition

Revenues from sales of products and supplies are recognized when an arrangement exists, delivery has occurred and title has passed to the customer, our price to the customer is fixed or determinable and collectability is reasonably assured. When sales transactions include more then one deliverable (unit of accounting) sold, we follow the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Under the provisions in these statements, we separate the different units of accounting in sales with multiple deliverables based on the objective and reliable evidence of fair value of the different elements. Revenue for each unit of accounting is then recognized when products are delivered or when services are rendered or ratably over the contractual period, depending on the nature of the deliverable.

Our products are generally off-the-shelf products, sold “as is,” without further adjustment or installation. Sales contracts with distributors stipulate fixed prices and current payment terms and are not subject to the distributors’ resale or any other contingencies. Accordingly, when all criteria above are met, sales of finished products to distributors are recognized as revenue upon delivery and after title and risk pass to the distributors.

We do not grant any rights of return or cancellation to any of our customers.

In contracts where there is a customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance. We perform ongoing credit evaluations of our customers’ financial condition and in some cases we require various forms of security.

Investments in Marketable Securities

We have designated our investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of “Interest Income, net.” We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments as short-term in the Statements of Operations under “Short-term investments,” even though the stated maturity date may be one year or more beyond the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are also included in our Statements of Operations as part of “Interest Income, net.”

We recognize an impairment charge when we determine the decline in the fair values of these investments below their cost basis is deemed to be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventory

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions are different from our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold.

Employee Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Charges for stock-based compensation represented the amortization of deferred compensation charges, which was based on aggregate differences between the respective exercise price of stock options, shares of restricted stock and purchase price of the underlying common stock on one hand versus the fair market value of the common stock on the other hand. Deferred stock-based compensation is amortized over the vesting period of the underlying stock options and the shares of restricted stock.

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

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method. This new standard requires measurement of stock-based compensation cost for all stock-based awards at the fair value on the grant date and recognition of stock-based compensation over the service period for awards that we expect will vest. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and calculated based on the Black-Scholes and the binomial valuation models, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We recognize such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). Due to our adoption of SFAS 123(R), we no longer have employee stock-based compensation awards subject to variable accounting treatment. The cumulative effect of our adoption of SFAS 123(R), as of January 1, 2006, was not material.

Expense (income) related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cost of revenues	$14	$—
Research and development	$217	$27
Sales and marketing	$469	$27
General and administrative	$1,281	$—
Restructuring adjustments	$—	$(315)

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Revenues

Revenues increased to $2,369,000 in the three months ended March 31, 2006 from $704,000 in the three months ended March 31, 2005. This increase in revenues was primarily due to the $1,800,000 in revenue from our Wireless Solutions segment for products sold to Arcadian Networks, Inc. (“ANI”) and $460,000 in revenue from our Cable Solutions segment for products sold to a top five cable television multi-system operator (“MSO”). ANI is a related party as discussed above in note 3. Revenues for the three months ended March 31, 2006 and 2005 did not include inventory previously written down to $0.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months Ended March 31,
	2006	2005
Customer A	76%	—
Customer B	18%	—
Customer C	1%	25%
Customer D	1%	22%
Customer E	—	24%
Customer F	—	23%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues increased to $1,810,000 during the three months ended March 31, 2006 from $786,000 during the three months ended March 31, 2005. This increase in cost of revenues was primarily attributable to increases in shipments of our products and expenses relating to efforts to acquire new customers. Cost of revenues during the three months ended March 31, 2006 and 2005 does not include inventory previously written-down to $0. Our gross margin during the three months ended March 31, 2006 increased primarily due to the increase in shipment of our products together with flat fixed costs. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $2,461,000 and $2,732,000 during the three months ended March 31, 2006 and 2005, respectively. Approximately $1,135,000 and $1,597,000 of these expenses were from our Cable Solutions segment and approximately $1,326,000 and $1,135,000 of these expenses were from our Wireless Solutions segment for the three months ended March 31, 2006 and 2005, respectively. These expenses consist primarily of personnel, facilities, equipment and supplies and are charged to operations as incurred. A majority of our research and development activities are conducted in our facility in Israel.

The decrease in our research and development expenses in our Cable Solutions segment during the three months ended March 31, 2006 resulted from the decrease in our workforce compared to our workforce as of March 31, 2005 and the decrease of subcontractors and materials resulting from our restructuring program in August 2005. Non-cash expenses related to stock option grants to our research and development employees and consultants were $217,000 and $27 during the three months ended March 31, 2006 and 2005, respectively.

We anticipate that we will need to increase our research and development workforce in future periods to meet our customer demands.

Sales and Marketing

Sales and marketing expenses decreased to $2,643,000 during the three months ended March 31, 2006 compared to $2,687,000 during the three months ended March 31, 2005. Sales and marketing expenses consist of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities. The decrease in our sales and marketing expenses during the three months ended March 31, 2006 reflects our decreased workforce resulting from our restructuring program in August 2005.

Sales and marketing expenses for our Wireless Solutions segment were approximately $1,082,000 and $1,401,000 in the three months ended March 31, 2006 and 2005, respectively. The decrease in the expenses for our Wireless Solutions segment in the three months ended March 31, 2006 mainly resulted from the closing of our China office and our international sales department.

Sales and marketing expenses for our Cable Solutions segment were approximately $1,561,000 and $1,286,000 during the three months ended March 31, 2006 and 2005, respectively. The increase during the three months ended March 31, 2006 mainly resulted from increased charges for stock-based compensation of approximately $328,300 during the three months ended March 31, 2006 compared to approximately $27,000 during the three months ended March 31, 2005. This increase was partly offset by a decrease in our recruiting expenses for sales and marketing personnel from $96,000 during the three months ended March 31, 2005 to $0 in the three months ended March 31, 2006.

We anticipate that our sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the cable market and meet our customer demands.

General and Administrative

General and administrative expenses were $3,166,000 compared to $1,476,000 during the three months ended March 31, 2006 and 2005, respectively. Of these expenses, approximately $285,000 and $152,000 were from our Cable Solutions segment and approximately $2,881,000 and $1,324,000 were from our Wireless Solutions segment during the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The increase in general and administrative expenses during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to (a) an increase in our non-cash stock compensation charges from $0 during the three months ended March 31, 2005 to $1,281,000 during the three months ended March 31, 2006, (b) an increase in executive staff and professional fees for the Cable Solutions segment and (c) a one-time severance provision of $300,000 in connection with the new employment agreement of our Chief Executive Officer and Chairman of the Board of Directors. These increases were offset by a decrease in travel expenses of approximately $170,000.

We expect general and administrative expenses to be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act and to execute our strategic plans and business development efforts.

Amortization of Intangible Assets

Amortization of intangible assets acquired was $0 and $509,000 during the three months ended March 31, 2006 and 2005, respectively. The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets as set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” together with other facts and circumstances, we decided to record an impairment charge of $11,388,000 related to the full remaining carrying value of the intangible assets as of December 31, 2005. Therefore, we did not amortize intangible assets during the three months ended March 31, 2006.

The amortization of intangible assets acquired for the three months ended March 31, 2005 consisted of the amortization of existing technology of $92,000 (recorded in our Statements of Operations as “Cost of Revenues”), non-competition agreements of $220,000, an exclusive sales agreement of $135,000 and workforce of $62,000. For additional information, see notes 6 and 7 of our 2005 annual consolidated financial statements included in our Annual Report on Form 10-K.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this program, we recorded restructuring income of $315,000 during the three months ended March 31, 2005 from a positive adjustment with respect to a variable compensation plan related to our former chief executive officer.

As of December 31, 2005, there were no severance expenses or termination of contractual obligations payments attributable to the restructuring. Therefore, no restructuring charges were recorded during the three months ended March 31, 2006.

Interest Income (Expense), Net

Interest income (expense), net, includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was ($269,000) for the three months ended March 31, 2006 compared to net interest income of $76,000 for the three months ended March 31, 2005. Net interest expense increased due to increased interest on our amended Promissory Note, 10% Convertible Note and 9.5% Senior Secured Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances, and recognition of an other-than-temporary impairment in our available-for-sale securities of ($42,000) and realized losses of $31,000. For the three months ended March 31, 2005, we recorded an other-than-temporary investment impartment of $112,000 given our determination that we may not hold the debt securities for a reasonable time beyond maturity.

We will incur increased interest expenses for the remainder of 2006 and beyond due to long-term debt related to our Financing with Goldman, Sachs & Co. in which $10,000,000 of the proceeds bear an annual interest rate of 10.0% and $7,500,000 of the proceeds bear an annual interest rate of 9.5%, and the amortization of deferred expenses incurred as part of the Financing. Interest expenses also will increase given the accretion to the value of the $6,500,000 amended Promissory Note delivered as part of the acquisition of Xtend. Accretion of $2,533,000 will be recorded throughout the term of the amended Promissory Note, unless the note is cancelled.

Income Taxes

As of December 31, 2005, our Israeli subsidiaries had net operating loss carryforwards of approximately $90,000,000. These carryforwards have no expiration date.

Our Israeli subsidiaries have been granted “Approved Enterprise” status for several investment programs. The “Approved Enterprise” status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this “Approved Enterprise” status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 31% for 2006) for the remaining term of the program on the plan’s proportionate share of income.

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

Discontinued Operation

On August 12, 2003, our Board of Directors determined to cease the software business operated by Shira Computers Ltd. (“Shira”), the Company’s wholly owned subsidiary, and terminate all of Shira’s employees due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. On March 31, 2005, we sold all of our shares of Shira to third parties. Under the sale agreement, the purchasers must pay us 22.5% to 42.5% of the proceeds that they receive upon a later sale by of Shira or its assets. The purchasers have assumed all of Shira’s liabilities totaling $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations.

Liquidity and Capital Resources

As of March 31, 2006, we had $30,673,000 of cash, cash equivalents and short-term investments. During the three months ended March 31, 2006, net cash used in operations was $4,087,000, comprised mainly of our loss of $7,980,000, partially offset by (a) non-cash charges related to depreciation and amortization of $594,000 and stock-based compensation of $1,981,000, (b) an increase of liability for employee rights upon retirement of $301,000, and (c) changes in other working capital accounts of $1,017,000. During the three months ended March 31, 2005, net cash used in operations was $7,755,000, comprised mainly of (a) our loss of $ 6,738,000, (b) changes in other working capital accounts of $1,503,000, and (c) non-cash charges of income related to stock-based compensation of $261,000 partially offset by non-cash charges of depreciation and amortization of $761,000.

During the three months ended March 31, 2006, net cash provided by investing activities was $3,674,000 comprised of sales and maturities of our short-term investments net of $3,739,000 in purchases of short-term investments. During the three months ended March 31, 2005, net cash provided by investing activities was $4,204,000 comprised of $4,725,000 net of sales and purchases of our short-term investments partially offset by $554,000 in purchases of property and equipment.

Financing activities in the three months ended March 31, 2006 were approximately $24,874,000 related to (a) the Financing, which included the issuance of our common stock, 9.5% Senior Secured Note, 10% Convertible Note and Warrants to purchase our common stock, net of issuance cost and (b) proceeds from stock option exercises. See note 8 above for additional information about the Financing. Financing activities in the three months ended March 31, 2005 were approximately $240,000 consisting of proceeds from stock option exercises and notes receivables from stockholders.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We may need to raise additional funds for a number of uses. We may not be able to obtain additional funds on acceptable terms, or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•      our belief that our most critical accounting principles include principles relate to revenue recognition, short-term investments, inventory and employee stock-based compensation;

•      our belief that SFAS 155 will not have a material impact on our consolidated financial position, results of operations or cash flows;

•      our expectation that a few customers will account for a large percentage of our revenues;

•      our expectation that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations;

•      our expectation that we will need to increase our research and development workforce in future periods to meet our customer demands;

•      our expectation that our sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the cable market and meet our customer demand;

•      our expectation that general and administrative expenses will be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act and to execute our strategic plans and business development efforts;

•      our expectation that we will incur increased interest expenses for the remainder of 2006 and beyond;

•      our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries during their tax-exempt period and that, therefore, we will receive no tax benefits from the utilization of the net operating losses;

•      our expectation that our cash and investment balances will be sufficient to meet our working capital and capital expenditure needs for the next 12 months;

•      our belief that we may need additional capital to execute our business plan;

•      our belief that we may not be able to obtain additional funds on acceptable terms, or at all; and

•      our belief that we may need to sell additional equity or convertible debt securities, which would result in additional dilution to our stockholders.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “could,” “intend,” “expect,” “plan,” “estimate,” “project,” “anticipate,” “believe,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. The risks, uncertainties and assumptions referred to above that could cause our actual results to differ materially from the results expressed or implied by such forward-looking statements include those set forth under Item 1A below and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

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

As of March 31, 2006, we had cash, cash equivalents and short-term investments of $30,673,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of March 31, 2006

If market interest rates were to increase on March 31, 2006 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $39,000, or approximately 0.16% of the total portfolio (approximately 0.09% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2006 remains constant throughout the second quarter of 2006 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2006 remain constant for the duration of the second quarter of 2006, interest income for the second quarter of 2006 would be approximately $260,000. Assuming a decline of 10% in the market interest rates at March 31, 2006, interest income for the second quarter of 2006 would be approximately $236,000, which represents a decrease in interest income of approximately $24,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended March 31, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at March 31, 2006 over the remaining contractual lives.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $7,980,000 for the three months ended March 31, 2006. As of March 31, 2006, our accumulated deficit was $243,130,000. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

Our inventory is stated at the lower of cost or market value. Determining market value of our inventory involves numerous judgments, including, but not limited to, judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realized value. We may reduce the value of our inventory when we determine that inventory is slow moving, obsolete or excess or where the selling price of the product is insufficient to cover product costs and selling expenses.

In this regard, our inventory increased substantially in 2004 and 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a write down of inventory and purchase commitments of approximately $2,050,000 for the year ended December 31, 2005. Our inventory levels decreased during the three months ended March 31, 2006 due to increased sales of our products.

In the event that our sales do not increase, the sales price of our products decrease or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to write down additional inventory. Any such write-down would adversely affect our operating results in future periods.

We may have insufficient capital to execute our business plan.

On March 23, 2006, we closed the Financing of $25,000,000 from Goldman, Sachs & Co., resulting in net proceeds to us of approximately $23,400,000. Notwithstanding this Financing, we may need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we may not be able to successfully execute our business plan.

If an event of default occurs under either the Convertible Note or the Senior Secured Note delivered to Goldman, Sachs & Co. in the financing, the principal and accrued interest under each note would become due and payable which would substantially harm our cash position and business prospects.

On March 23, 2006, we closed the Financing for $25,000,000 which included delivery of a 10% Convertible Note in the principal amount of $10,000,000 and a 9.5% Senior Secured Note in the principal amount of $7,500,000. Each of these notes contains events of default that, if triggered, would require us to pay the principal and accrued interest under both notes immediately (after the expiration of applicable cure periods). If an event of default occurs under the notes and the holder declares all outstanding principal and interest immediately due and payable, our cash position and business prospects would be substantially harmed.

If we fail to achieve significant market penetration and customer acceptance of our cable products, our prospects would be substantially harmed.

The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Our products in the Cable Solutions segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. To date, we have only begun to install our Spectrum Overlay products with customers in field trials. There can be no assurance that our initial installations of our cable products will be successful. As our cable products are in a development stage, we may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended March 31,
	2006	2005
Customer A	76%	—
Customer B	18%	—
Customer C	1%	25%
Customer D	1%	22%
Customer E	—	24%
Customer F	—	23%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

In this regard, sales to Customer A in the three months ended March 31, 2006 accounted for the vast majority of our sales during the three months ended March 31, 2006. This customer was recently formed and capitalized and has no history of operations, profitable or otherwise. We expect sales to this customer to be material to our operations for the foreseeable future. If such customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our business could be harmed.

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

If the communications, Internet and cable television industries do not grow and evolve in a manner favorable to our business strategy, our business may be seriously harmed.

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

We may not be able to successfully operate businesses that we may acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

We may continue to explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current wireless broadband access business. We ultimately may be unsuccessful in operating and/or integrating an acquired company’s personnel, operations, products and technologies into our business. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses.

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

In order to develop such channels and market and sell our cable products, we will need to continue to build a well-connected team of executives and marketing professionals. Many of these executive and professionals will need to be based in the United States. It may be difficult for us to hire and retain qualified personnel. Integrating new personnel, particularly U.S. based personnel, may be challenging from a culture and logistics perspective because most of our employees in our Cable Solutions segment are currently based in Israel. Meanwhile, our management has limited experience in the cable industry.

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

•              competitive pressures;

•              alternative technologies;

•              overall demand for broadband services, particularly relatively new services such as voice over internet protocol (“VoIP”);

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

We implemented a cost reduction program in August 2005 by reducing our workforce. The full implementation of this program resulted in a reduction of our workforce of approximately 16%. This reduction has had the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts. In this regard, we are currently experiencing some difficulty in hiring skilled research and development personnel in Israel. If this difficulty continues in the foreseeable future, our research and development efforts would be harmed.

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

Future demand for our broadband wireless and cable products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, video-on-demand (VOD), high definition television, very high-speed data services and VoIP telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises networks, new video compression standards such as MPEG-4 and Microsoft’s Windows Media 9, the greater use of protocols such as IP and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•              convergence, or the desire of certain operators to provide a combination of video, voice and data services to consumers, also known as the “triple play;”

•              the use of digital video by businesses and governments;

•              the privatization of state owned telecommunication companies in other countries;

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

Our research and development facilities are located in Israel. Our reliance on international sales, operations and suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

Because we generally do not have long-term contracts with our customers, our customers can discontinue purchases of our systems at any time, which could adversely affect future revenues and operating results.

We generally sell our broadband access equipment and systems based on individual purchase orders. Our customers generally are not obligated by long-term agreements to purchase our systems, and the agreements we have entered into, other than our agreement with ANI, do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

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

•              relationships, particularly those with system integrators and operators; and

•              industry standards.

Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Alvarion Inc.; Aperto Networks, Inc.; NextNet Wireless, Inc.; IP Wireless, Inc.; Navini Networks, Inc.; Wi-LAN Inc.; SR Telecom Inc.; Harris Corporation; Cambridge Wireless Limited; Flarion Technologies Inc. (acquired by Qualcomm Incorporated in January 2006); VCom Inc.; Airspan Networks, Inc.; ZTE Corporation; Scientific Atlanta (purchased by Cisco Systems, Inc. in 2006); Motorola, Inc.; C Cor Incorporated and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. In the cable industry, our cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

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

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our broadband wireless systems, substantially all of whom are located in Israel and Taiwan. Our cable products are manufactured in Israel by contract manufacturers. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays that could cause our results of operations to suffer. Our limited experience with these manufacturers does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems will likely be insufficient to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into a written agreement with a manufacturer for our modems would harm our business.

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

Our Spectrum Overlay solutions products are implemented over the HFC plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with our Spectrum Overlay products. In addition, we depend on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

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

We have increased certain expenses to address new business opportunities in both the Wireless Solutions and Cable Solutions segments, and we will need to continue to monitor closely our costs and expenses. If the market and our business do not expand, we may need to further reduce our operations. In addition, our acquisition of Xtend has caused our costs to increase as we seek to develop business.

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

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. Our pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, our patents may not be of sufficient scope or strength, and others may independently develop similar technologies or products. Litigation, which could result in substantial costs and diversion of our efforts, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. Any such litigation, regardless of the outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

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

The Sarbanes Oxley Act of 2002 that became law in July 2002 and the resulting rules of the Nasdaq National Market have required and will continue to require changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs. In addition, we have incurred and will continue to incur significant costs as we prepare to comply with Section 404 of the Sarbanes Oxley Act of 2002 regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to the U.S. GAAP that require us to record a charge to earnings for employee stock option grants, as well as other equity based awards. The change has negatively impacted our earnings and, if such impact is material in the future, could affect our ability to raise capital on acceptable terms. In addition, regulations implemented by the Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent these new regulations make it more difficult or unacceptably expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

The government programs and benefits we receive require us to satisfy prescribed conditions. These programs and benefits may be terminated or reduced in the future, which would increase our costs and taxes and could seriously harm our business.

Certain of our capital investments have been granted “approved enterprise” status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiaries, Vyyo Ltd. and Xtend, have accumulated loss carry forwards for Israeli tax purposes and therefore have not enjoyed any tax benefits under current approved enterprise programs.

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

A majority of our directors and certain officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

A majority of our Board of Directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman and certain of our officers, have had professional relationships with Davidi Gilo, our Chief Executive Officer and Chairman of the Board, and his affiliated companies for several years. These members of our Board of Directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, and is an investor and co-Chief Executive Officer of an Israeli investor group in which Mr. Gilo was an investor until October 2005. There are no family relationships between these directors and officers, and no member of our compensation committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be considered to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay could be reduced and any merger or takeover could be delayed.

As of March 31, 2006, our management collectively owned approximately 31.8% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of March 31, 2006).

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

•              announcements by us or our competitors of significant acquisitions or partnerships; and

•              sales of our common stock.

Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology and telecommunications related companies in particular, have been highly volatile. Our common stock may not trade at the same levels compared to shares of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could become the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and operating results.

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

•              super majority voting is required to amend key provisions of our Fourth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws;

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2006, we closed the private placement of $25,000,000 of common stock, a 10% Convertible Note, a 9.5% Senior Secured Note and Warrants to purchase 298,617 shares of common stock. For a description of this Financing, including a description of our expenses paid in connection with the Financing (which included warrants to purchase common stock), see note 8 above. We relied upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such securities.

Item 6.            Exhibits

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Equipment Purchase Agreement between Vyyo Inc. and Arcadian Networks, Inc., dated March 31, 2006.*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Equipment Purchase Agreement between Vyyo Inc. and Arcadian Networks, Inc. dated March 31, 2006.*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.