Form 10-Q
period 2006-06-30
VYYO INC
filed 2006-08-14
CIK 1104730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30189

VYYO INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3241270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6625 The Corners Parkway, Suite 210
Norcross, Georgia	30092
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (678) 282-8000

4015 Miranda Avenue, First Floor
Palo Alto, California 94304
(Former Address)

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

As of August 7, 2006, there were 17,736,869 shares of Common Stock outstanding.

INDEX

VYYO INC.

i

PART I.                   FINANCIAL INFORMATION

Item 1.                          Condensed Consolidated Financial Statements

Vyyo Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,149	$2,548
Short-term investments	12,473	7,403
Accounts receivable, net	2,703	868
Inventory (note 2)	2,392	2,491
Other	1,007	935
Total Current Assets	33,724	14,245
Long-Term Assets:
Restricted cash (note 4)	5,000	5,000
Property and equipment, net	1,233	1,585
Employee rights upon retirement funded (note 7)	1,046	965
Debt issuance costs, net (note 8)	1,145	—
TOTAL ASSETS	$42,148	$21,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,413	$1,832
Accrued liabilities (note 6)	11,434	6,391
Total Current Liabilities	13,847	8,223

Long-Term Liabilities:
Promissory note (note 4)	4,488	3,967
Senior secured note (note 8)	4,930	—
Convertible note (note 8)	10,105	—
Liability for employee rights upon retirement (note 7)	1,860	1,460
Total Liabilities	35,230	13,650
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 17,706,524 and 15,721,334 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	257,319	243,314
Notes receivable from stockholders	(19)	(19)
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(250,373)	(235,150)
Total Stockholders’ Equity	6,918	8,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,148	$21,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Revenues (note 11)	$136	$1,152	$705	$1,856
Revenues from related party (notes 3 and 11)	2,625	—	4,425	—
TOTAL REVENUES	2,761	1,152	5,130	1,856

COST OF REVENUES
Cost of products sold	52	1,347	370	2,041
Cost of products sold, related party	1,881	—	3,373	—
Amortization of technology (note 5)	—	92	—	184
Total Cost of Revenues	1,933	1,439	3,743	2,225
GROSS PROFIT (LOSS)	828	(287)	1,387	(369)
OPERATING EXPENSES (INCOME)
Research and development (including stock-based compensation expense of $222; $439; $27 and $54, respectively)	2,950	2,858	5,411	5,590
Sales and marketing (including stock-based compensation expense of $305; $774; $27 and $54, respectively)	2,571	3,104	5,214	5,791
General and administrative (including stock-based compensation expense of $536; $1,817; $0 and $0, respectively)	2,235	1,872	5,401	3,348
Amortization of intangible assets (note 5)	—	417	—	834
Restructuring adjustments	—	(93)	—	(408)
Total Operating Expenses	7,756	8,158	16,026	15,155
OPERATING LOSS	(6,928)	(8,445)	(14,639)	(15,524)
INTEREST INCOME (EXPENSES) , net	(345)	120	(614)	196
LOSS FROM CONTINUING OPERATIONS	(7,273)	(8,325)	(15,253)	(15,328)
DISCONTINUED OPERATIONS	30	100	30	365
LOSS FOR THE PERIOD	$(7,243)	$(8,225)	$(15,223)	$(14,963)
LOSS PER SHARE
Basic and diluted:
Continuing operations	(0.41)	(0.54)	(0.91)	(1.00)
Discontinued operations	—	0.01	—	0.02
	(0.41)	(0.53)	(0.91)	(0.98)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	17,611	15,381	16,740	15,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(15,223)	$(14,963)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	441	1,516
Accretion and amortization of financing instruments, net	662	—
Amortization and charge related to stock-based compensation, net	3,066	(300)
Capital gain on sale of fixed assets	—	(2)
Changes in assets and liabilities:
Accounts receivable	(1,835)	(284)
Other current assets	(72)	(353)
Inventory	99	400
Accounts payable	581	15
Accrued liabilities	5,043	(732)
Liability for employee rights upon retirement	400	99
Net cash used in operating activities	(6,838)	(14,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(89)	(1,004)
Proceeds from sale of property and equipment	—	2
Purchase of short-term investments	(15,580)	(9,230)
Proceeds from sales and maturities of short-term investments	10,501	22,886
Contributions of severance pay funds	(81)	(2)
Net cash provided by (used in) investing activities	(5,249)	12,652

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,285	312
Proceeds from issuance of common stock, senior secured note, convertible note and warrants, net of issuance cost	23,403	—
Proceeds from notes receivable from stockholders	—	187

Net cash provided by financing activities	24,688	499

Increase (decrease) in cash and cash equivalents	12,601	(1,453)
Cash and cash equivalents at beginning of period	2,548	5,512

Cash and cash equivalents at end of period	$15,149	$4,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             General Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, reclassifications and adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005, filed by Vyyo Inc. with the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations. For the six-month period ended June 30, 2006, the Company incurred a net loss of $15,223,000 and had an accumulated deficit of $250,373,000. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital or attain profitable operations. In addition, the Company is seeking to expand its revenue base by adding new customers. Failure to secure additional capital or to expand its revenue base would likely result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s wireless or hybrid-fiber coax (“HFC”) networks. Additionally, the Company’s “Spectrum Overlay” technology is designed to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. The Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”). The Company purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with the Company’s operations beginning July 1, 2004.

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

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and all of the Company’s sales are made in U.S. dollars. In addition, a substantial portion of the Company’s foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured into U.S. dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations under “Interest Income (Expenses), net” and have not been material to date.

Investments in Marketable Securities

The Company has designated its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in “Accumulated other comprehensive loss,” in the Balance Sheets, a component of stockholders’ equity, until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of “Interest Income (Expenses), net.” The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term in the Balance Sheets under “Short-term investments,” even though the stated maturity date may be one year or more from the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are also included in the Statements of Operations as part of “Interest Income (Expenses), net.”

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $0 and $(42,000) for the three and six months ended June 30, 2006, respectively, and $23,000 and $135,000 for the three and six months ended June 30, 2005, respectively, and realized losses of $0 and $31,000 for the three and six months ended June 30, 2006, respectively, and $0 and $0 for the three and six months ended June 30, 2005, respectively.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company’s inventory is determined to be undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and six months ended June 30, 2006, the Company did not write down any inventory. During the three months ended June 30, 2005, the Company recorded a write-down of inventory of $350,000. The Company took this write-down to account for excess inventory resulting from the Company’s increased focus on providing products to utility and cable customers.

Fair Value of Financial Instruments

The fair value of the financial instruments included in the Company’s working capital approximates carrying value. The Promissory Note, Senior Secured Note and Convertible Note are presented in the Balance Sheets as “Long-Term Liabilities,” at their estimated fair value.

Debt Issuance Costs

Costs incurred in the issuance of the Convertible Note and Senior Secured Note are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Intangible Assets

During 2005, the Company recorded an impairment charge of $11,388,000 for the full remaining carrying value of its intangible assets. The Company’s intangible assets in 2005 related to the acquisition of Xtend and consisted of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets were amortized using the straight-line method over their estimated useful lives, ranging between one and six years. See also note 5.

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

Revenue Recognition

Revenues from product sales are recognized when an arrangement exists, delivery has occurred and title has passed to the customer, the Company’s price to the customer is fixed or determinable and collectability is reasonably assured. When sales transactions include more then one deliverable (unit of accounting) sold, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Under the provisions in these statements, the Company separates the different units of accounting in sales with multiple deliverables based on the objective and reliable evidence of fair value of the different elements. Revenue for each unit of accounting is then recognized when products are delivered or when services are rendered or ratably over the contractual period, depending on the nature of the deliverable.

Revenues related to the exclusivity provisions contained in the Equipment Purchase Agreement described in note 3 are recognized over the 10-year term of the Equipment Purchase Agreement.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings per share.” For the three and six months ended June 30, 2006 and 2005, the following have been excluded from the calculation of diluted loss per share because all such securities are anti-dilutive for the presented periods: 6,514,000 and 5,844,000 outstanding stock options, 75,000 and 75,000 shares of restricted stock and 79,559 and 0 warrants to purchase shares of common stock, respectively.

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

As of January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective method. This new standard requires measurement of stock-based compensation cost for all stock-based awards at the fair value on the grant date and recognition of stock-based compensation over the service period for awards that the Company expects will vest. The fair value of stock options is determined based on the number of shares granted and the price of the Company’s common stock, and calculated based on the Black-Scholes and the binomial valuation models, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recognizes such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Due to its adoption of SFAS No. 123(R), the Company no longer has employee stock-based compensation awards subject to variable accounting treatment. The cumulative effect of the Company’s adoption of SFAS No. 123(R), as of January 1, 2006, was not material.

The fair value of each stock option granted during the three and six months ended June 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes and the binomial valuation models, using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.66%-4.74%	3.45%	4.66%-4.74%	3.45%
Weighted-average expected life range	2.5-5.0	2.50	2.5-5.0	2.50
Volatility ranges	0.62-0.76	0.74	0.62-0.76	0.58
Dividend yields	—	—	—	—

Binomial valuation model assumptions:
Risk-free interest rates ranges	4.87%-5.33%	—	4.66%-5.33%	—
Weighted-average expected life range	2.29%-3.36%	—	2.29%-5.00%	—
Volatility ranges	0.42%-0.87%	—	0.42%-0.87%	—
Dividend yields	—	—	—	—

The Company’s pro forma information for the three and the six months ended June 30, 2005 is as follow:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005
	(In thousands, except per share data)
Loss from continuing operations as reported	$(8,325)	$(15,328)
Deduct: stock-based employee compensation income included in reported loss	(39)	(300)
Add: stock-based employee compensation expense determined under fair value method for all awards	(1,635)	(2,999)
Pro forma loss from continuing operations	$(9,999)	$(18,627)
Income from discontinued operations as reported	$100	$365
Add: stock-based employee compensation expenses determined under fair value method for all awards	—	—
Pro forma income from discontinued operations	100	365
Pro forma loss	$(9,899)	$(18,262)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.54)	$(1.00)
Discontinued operations	0.01	0.02
Loss	$(0.53)	$(0.98)

Pro forma:
Continuing operations	$(0.65)	$(1.22)
Discontinued operations	0.01	0.02
Loss	$(0.64)	$(1.20)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing FIN No. 48 to determine the impact that adoption of FIN No. 48 will have on its results of operations and financial condition.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

2.             Inventory

Inventory is comprised of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Raw materials	$926	$488
Work in process	125	415
Finished goods	1,341	1,588

	$2,392	$2,491

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

Pursuant to the Purchase Agreement, the Company sells certain of its products and services to ANI over a 10-year term. The Company distributes these products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico (the “Relevant Territory”) to identified markets if: (a) ANI makes two payments of $4,000,000 during the first two years of the Purchase Agreement; (b) ANI meets specified annual minimum product purchase amounts; and (c) ANI’s outstanding balances are below specified amounts.

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

For the three and six months ended June 30, 2006, the Company recognized revenue of $2,625,000 and $4,425,000, respectively, under the Purchase Agreement. Those revenues include sales of products and income related to the exclusivity payment. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement.

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

The Company determined that, as of the time it amended the Promissory Note and immediately prior to its amendment, the contingency had been resolved and, therefore, the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase in the value of the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired as discussed in note 5. In addition, the Company estimated the fair value of the amended Promissory Note at approximately $3,967,000 and recorded this amount in its Balance Sheets as a long-term liability under “Promissory note.” The Company recorded a $2,533,000 difference between the value of the amended Promissory Note and the original Promissory Note as “Gain Resulting from Amendment to Promissory Note” in its Statements of Operations for the year ended December 31, 2005. Increases in the value of the amended Promissory Note will be recorded as interest expenses up to $2,533,000 during the remaining term of the Promissory Note unless it is cancelled as described above. For the three and six months ended June 30, 2006, the Company recorded an increase of $204,000 and $521,000, respectively, in interest expenses related to the amended Promissory Note.

5.             Intangible Assets, Net

The current focus of the Company’s Cable Solutions segment is on the residential market for cable television multi-system operators (“MSOs”), rather then the commercial market for MSOs, the Company’s prior focus at the time of the Xtend acquisition. This change in focus has required the Company to invest additional efforts in the development of suitable technology and products. Given this change in focus, and in conjunction with the Company’s ongoing review of the carrying value of its intangible assets, the Company’s management determined in December 2005 that, in accordance with SFAS No. 144, an impairment test of intangible assets was required.

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

Amortization of intangible assets acquired for the three and six months ended June 30, 2005 was $509,000 and $1,018,000, respectively, consisting of the amortization of existing technology (classified in the Statements of Operations as “Cost of Revenues”), of $92,000 and $184,000, respectively; non-competition agreements of $220,000 and $440,000, respectively; an exclusive sales agreement of $135,000 and $270,000, respectively; and workforce of $62,000 and $124,000, respectively.

In 2005, intangible assets were amortized using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and a half years; and workforce over one year.

6.             Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Withholding tax	$3,013	$2,582
Compensation and benefits	1,824	1,812
Royalties	930	930
Warranty*	96	104
Legal and professional fees	81	28
Payment received from insurer	206	—
Deferred income	3,943	—
Other	1,341	935
	$11,434	$6,391

*                    The changes in the warranty balances consist of the following:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
	(In thousands)
Balance at beginning of period	$104	$426
Product warranty issued for new sales	95	133
Changes in accrual of warranty periods ending	(103)	(455)
Balance at end of period	$96	$104

7.                                      Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Amounts paid related to severance	$500	$181	$674	$325

Severance expenses*	$564	$329	$962	$503

* With respect to its Israeli employees, the Company expects to contribute $260,000 to a defined contribution plan and $229,000 to insurance and pension plans for the year ended December 31, 2006 (includes amounts contributed in the six months ended June 30, 2006).

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

The Company allocated the proceeds received in the Financing to the different instruments based on the relative fair value of each instrument as follows:

	Face value	Relative fair value
1,353,365 shares of common stock	$7,500,000	$8,260,000
10% Convertible Note due March 22, 2011	10,000,000	10,111,000
9.5% Senior Secured Note due March 22, 2011	7,500,000	4,830,000
Warrants to purchase 298,617 shares of common stock for $0.10 per share	—	1,799,000
Total gross proceeds received in Financing	$25,000,000	$25,000,000

The Senior Secured Note and the Convertible Note net of the issuance costs will be accreted by up to $2,559,000 to their face values of $7,500,000 and $10,000,000, respectively, through their five-year term until maturity. The accretion will be recorded as interest expense.

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

In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000 which was amortized during the year ended December 31, 2005 by $222,000. Fifty percent of these options will vest on December 10, 2006 with the remaining vesting on December 10, 2007.

In March 2005, the Company granted its Chairman of the Board and Chief Executive Officer and certain executives  630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of March 31, 2006, 75,000 of these stock options were forfeited as a result of the termination of an optionee’s employment. In the three and the six months ended June 30, 2006, the Company recorded expenses of $235,000 and $352,000, respectively, related to these stock options.

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

In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria. For the three and six months ended June 30, 2006, the Company did not record compensation expenses since the Company does not expect that performance conditions related to the remaining restricted stock will be achieved.

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

The Company recorded stock-based compensation expenses of $0 and $750,000 for the three and the six months ended June 30, 2006, respectively, related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the Financing. The Company also recorded stock-based compensation expenses of $56,000 and $86,000 for the three and six months ended June 30, 2006 in connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock. These stock-based compensation expenses were calculated based on the binomial valuation method.

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2005 and the six months ended June 30, 2006 are as follows (in thousands, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price	Weighted Average fair value
Balance at January 1, 2006	839	5,585	5.35	—
Authorized	1,000	—	—	—
Granted*	(1,631)	1,631	5.72	3.03
Exercised	—	(335)	3.83	—
Expired plans	(39)	—	—	—
Cancelled	357	(367)	7.01	—
Balance at June 30, 2006	526	6,514	5.42	—

*                    Includes 75,625 options granted to non-employee directors in the six months ended June 30, 2006.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise Prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per Share	Number exercisable	Weighted average exercise price per share
	(In thousands)	(In years)		(In thousands)
Plans:
0.10	140	4.11	$0.10	0	0.00
0.99	2	1.61	0.99	2	$0.99
2.27 - 3.40	887	1.47	3.17	809	3.16
3.57 - 5.22	2,645	5.21	4.65	1,291	4.40
5.60 - 8.39	2,658	4.17	6.95	897	6.77
8.43 - 10.50	182	3.43	9.46	46	9.04
	6,514	4.20	$5.42	3,045	$4.83

As of June 30, 2006, the Company had issued approximately 6,514,000 options to purchase shares of common stock and had 525,686 shares of common stock available for issuance under it stock options plans.

10.          Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Loss	$(7,243)	$(8,225)	$(15,223)	$(14,963)
Unrealized loss (gain) on available-for-sale securities	(9)	95	(9)	71
Comprehensive loss	$(7,252)	$(8,130)	$(15,232)	$(14,892)

11.          Segment Reporting

Following the acquisition of Xtend, the Company’s business is divided into two segments: “Wireless Solutions” and “Cable Solutions.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Consolidated revenues from:
Wireless Solutions, related party	$2,625	—	$4,425	—
Wireless Solutions	25	$1,152	166	$1,856
Cable Solutions	111	—	539	—
Consolidated revenues	$2,761	$1,152	$5,130	1,856

Operating loss from continuing operations:
Wireless Solutions	(3,318)	(4,461)	(8,339)	(7,999)
Cable Solutions	(3,610)	(3,984)	(6,300)	(7,525)
Total consolidated operating loss from continuing operations	(6,928)	(8,445)	(14,639)	(15,524)
Interest income (expenses), net	(345)	120	(614)	196
Loss from continuing operations	$(7,273)	$(8,325)	$(15,253)	$(15,328)

The following provides information on the Company’s assets:

	June 30, 2006	December 31, 2005
	(In thousands)

Wireless Solutions	$39,688	$19,935
Cable Solutions	2,460	1,860
	$42,148	$21,795

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Expenditures for long-lived assets:
Wireless Solutions	$38	$165	$56	$208
Cable Solutions	16	285	33	796
	$54	$450	$89	$1,004

Depreciation and amortization expenses:
Wireless Solutions	$98	$159	$212	$323
Cable Solutions:
Intangible assets	—	509	—	1,018
Other assets	114	87	229	175
	114	596	229	1,193
	$212	$755	$441	$1,516

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues from sales to affiliated and unaffiliated customers from continuing operations in the Wireless Solutions segment:
North America, related party	$2,625	—	$4,425	—
North America	18	$905	148	$1,262
Asia	—	237	—	538
Rest of the world	7	10	18	56
	$2,650	$1,152	$4,591	$1,856

Cable Solutions segment:
North America	$111	$—	$539	$—

	June 30, 2006	December 31, 2005
	(In thousands)
Property and equipment, net
Israel	$1,074	$1,378
United States	159	207
	$1,233	$1,585

Sales to major customers out of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A, related party	94%	—	86%	—
Customer B	4%	—	10%	—
Customer C	1%	66%	1%	50%
Customer D	—	13%	—	10%
Customer E	—	2%	—	10%

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and accompanying notes of Vyyo Inc. (collectively with its subsidiaries, “we,” “us” and “our”) appearing elsewhere in this Quarterly Report on Form 10-Q. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A below and elsewhere in this report.

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

Our Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s wireless or hybrid-fiber coax networks (“HFC”). Additionally, our “Spectrum Overlay” technology is designed to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. Our Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, U.S.-based subsidiary, Xtend Networks Inc (collectively, “Xtend”). We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of the Xtend acquisition, please refer to note 6 of our 2005 annual Consolidated Financial Statements.

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

On March 23, 2006, we closed the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and Warrants to purchase common stock to Goldman, Sachs & Co. (“the Financing”) resulting in net proceeds to us of approximately $23,400,000. See note 8 above for additional discussion of the Financing.

We have incurred substantial losses since commencing operations, and as of June 30, 2006, we had an accumulated deficit of $250,373,000. We have not achieved profitability. As we continue to build our customer and revenue base we expect to continue to incur net losses. We will need to generate significantly higher revenues to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. We are likely to require additional funding and there is no guarantee that such funding will be available to us. See “Liquidity, Capital Resources and Going Concern Considerations.”

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

Revenue Recognition

Revenues from product sales are recognized when an arrangement exists, delivery has occurred and title has passed to the customer, our price to the customer is fixed or determinable and collectability is reasonably assured. When sales transactions include more then one deliverable (unit of accounting) sold, we follow the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) SAB 104, “Revenue Recognition.” Under the provisions in these statements, we separate the different units of accounting in sales with multiple deliverables based on the objective and reliable evidence of fair value of the different elements. Revenue for each unit of accounting is then recognized when products are delivered or when services are rendered or ratably over the contractual period, depending on the nature of the deliverable.

Revenues related to the exclusivity provisions contained in the Equipment Purchase Agreement described in note 3 are recognized over the 10-year term of the Equipment Purchase Agreement.

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

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective method. This new standard requires measurement of stock-based compensation cost for all stock-based awards at the fair value on the grant date and recognition of stock-based compensation over the service period for awards that we expect will vest. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and calculated based on the Black-Scholes and the binomial valuation models, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We recognize such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123(R). Due to our adoption of SFAS No. 123(R), we no longer have employee stock-based compensation awards subject to variable accounting treatment. The cumulative effect of our adoption of SFAS 123(R), as of January 1, 2006, was not material.

Expense (income) related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Cost of revenues	$22	$—	$36	$—
Research and development	$222	$27	$439	$54
Sales and marketing	$305	$27	$774	$54
General and administrative	$536	$—	$1,817	$—
Restructuring adjustments	$—	$(93)	$—	$(408)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing FIN No. 48 to determine the impact that adoption of FIN No. 48 will have on our results of operations and financial condition.

Results of Operations

Revenues

Revenues increased to $2,761,000 in the three months ended June 30, 2006 from $1,152,000 in the three months ended June 30, 2005, and to $5,130,000 in the six months ended June 30, 2006 from $1,856,000 in the six months ended June 30, 2005. This increase in revenues for the three and six months ended June 30, 2006 was primarily due to the $2,625,000 and $4,425,000, respectively, in revenue from our Wireless Solutions segment for products sold to Arcadian Networks, Inc. (“ANI”) and $111,000 and $539,000 respectively, in revenue from our Cable Solutions segment for products sold to a top five cable television multi-system operator (“MSO”). ANI is a related party as discussed above in note 3. Revenues for the three and six months ended June 30, 2006 and 2005 did not include inventory previously written down to $0.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A, related party	94%	—	86%	—
Customer B	4%	—	10%	—
Customer C	1%	66%	1%	50%
Customer D	—	13%	—	10%
Customer E	—	2%	—	10%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues increased to $1,933,000 during the three months ended June 30, 2006 from $1,439,000 during the three months ended June 30, 2005, and was $3,743,000 and $2,225,000 in the six months ended June 30, 2006 and 2005, respectively. The increase in cost of revenues was primarily attributable to increases in shipments of our products. For the three months ended June 30, 2005, we recorded a write-down of inventory of $350,000. Our gross margins during the three and six months ended June 30, 2006 and 2005 increased primarily due to the increase in shipments of our products together with flat fixed costs.  We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $2,950,000 and $2,858,000 during the three months ended June 30, 2006 and 2005, respectively, and $5,411,000 and $5,590,000 for the six months ended June 30, 2006 and 2005, respectively. Approximately $1,591,000 and $1,551,000 of these expenses were from our Cable Solutions segment for the three months ended June 30, 2006 and 2005, respectively, and $2,741,000 and $3,152,000 of these expenses were from our Cable Solutions segment for the six months ended June 30, 2006 and 2005, respectively.  Approximately $1,359,000 and $1,307,000 of these expenses were from our Wireless Solutions segment for the three months ended June 30, 2006 and 2005, respectively, and $2,670,000 and $2,438,000 of these expenses were from our Wireless Solutions segment for the six months ended June 30, 2006 and 2005, respectively.  These expenses consisted primarily of personnel, facilities, equipment and supplies and were charged to operations as incurred. All of our research and development activities were conducted in our facility in Israel.

The increase in our research and development expenses in our Cable Solutions segment during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 resulted from non-cash expenses related to stock option grants to our research and development employees and consultants of $121,000 compared to $27,000 during the three  months ended June 30, 2006 and 2005, respectively, partly offset by a decrease in salaries and compensation from $805,000 during the three months ended June 30, 2005 to $756,000 during the three months ended June 30, 2006. The decrease in our research and development expenses in our Cable Solutions segment during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 mainly resulted from a decrease in our salaries and compensation from $1,607,000 to $1,369,000 and from a decrease in material procurement from $655,000 to $457,000 during the six months ended June 30, 2006 and 2005, respectively. This decrease was partly offset by an increase in non-cash expenses related to stock option grants from $54,000 to $236,000 during the six months ended June 30, 2005 and 2006, respectively.

The increase in our research and development expenses in our Wireless Solutions segment during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 mainly resulted from non-cash expenses related to stock option grants of $203,000 compared to $0 during the six months ended June 30, 2006 and 2005, respectively.

We anticipate that we will need to increase our research and development workforce in future periods to meet our customer demands.

Sales and Marketing

Sales and marketing expenses decreased to $2,571,000 and $5,214,000 during the three and six months ended June

30, 2006, respectively, compared to $3,104,000 and $5,791,000 during the three and six months ended June 30, 2005, respectively. Sales and marketing expenses consist of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities. The decrease in our sales and marketing expenses during the three and six months ended June 30, 2006 reflects our decreased workforce resulting from our restructuring program in August 2005.

Sales and marketing expenses for our Wireless Solutions segment were approximately $768,000 and $1,867,000 in the three and the six months ended June 30, 2006, respectively. For the three and the six months ended June 30, 2005, the sales and marketing expenses for our Wireless Solutions segment were $1,377,000 and $2,759,000, respectively. The decrease in the expenses for our Wireless Solutions segment in the three and six months ended June 30, 2006 resulted from the closings of our China office and our international sales department. During the three months period ended June 30, 2006 we relocated our wireless sales and marketing department from Palo Alto, California to Norcross, Georgia, and decreased our workforce. Given this reduction, we anticipate that our sales and marketing expenses of our Wireless Solutions segment will decrease in future periods.

Sales and marketing expenses for our Cable Solutions segment were approximately $1,803,000 and $3,347,000 during the three and six months ended June 30, 2006, respectively, compared to $1,727,000 and $3,032,000 for the three and six months ended June 30, 2005, respectively. The increase during the three months ended June 30, 2006 resulted mainly from increased charges for stock-based compensation of approximately $394,000 compared to approximately $27,000 during the three months ended June 30, 2005 and an increase in our professional fees of approximately $181,000 compared to approximately $112,000 during the three months ended June 30, 2005. The increase in sales and marketing expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, resulted primarily from increased charges for stock-based compensation of approximately $723,000 compared to approximately $54,000 during the six months ended June 30, 2005 and an increase in our professional fees of approximately $286,000 compared to approximately $171,000 during the six months ended June 30, 2005.  This increase was partly offset by the decrease in salaries and recruitment expenses of approximately $237,000, and one time expenses of $200,000 in the six months ended June 30, 2005 related to market research.

We anticipate that our sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the cable market and meet our customer demands.

General and Administrative

General and administrative expenses increased to $2,235,000 during the three months ended June 30, 2006 compared to $1,872,000 during the three months ended June 30, 2005, and to $5,401,000 during the six months ended June 30, 2006 compared to $3,348,000 during the six months ended June 30, 2005. Of these expenses, approximately $287,000 and $572,000 were from our Cable Solutions segment, and $1,948,000 and $4,829,000 were from our Wireless Solutions segment during the three and six months ended June 30, 2006, respectively.  This compares to $219,000 and $345,000 from our Cable Solutions segment and $1,653,000 and $3,003,000 from our Wireless Solutions segment during the three and six months ended June 30, 2005, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The increase in general and administrative expenses during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to (a) an increase in our non-cash stock-based compensation charges from $0 during the three months ended June 30, 2005 to $536,000 during the three months ended June 30, 2006, (b) an increase of $87,000 in fees paid to consultants and (c) an increase in our withholding tax expenses of approximately $148,000. These increases were partly offset by a decrease in travel expenses of approximately $504,000. The increase in general and administrative expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted from (a) an increase in our non-cash stock-based compensation charges from $0 during the six months ended June 30, 2005 to $1,817,000 during the six months ended June 30, 2006, (b) an increase in salaries and severance compensation of $252,000 primarily related to the relocation of our Wireless Solutions segment from Palo Alto, California to Norcross, Georgia and a one-time severance provision of $300,000 in connection with the new employment agreement of our Chief Executive Officer and Chairman of our Board of Directors, (c) an increase of $135,000 in fees paid to consultants, and (d) an increase in our withholding tax expenses of approximately $192,000.These increases were partly offset by a decrease in travel expenses of approximately $674,000.

We expect general and administrative expenses to be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act and to execute our strategic plans and business development efforts.  We will complete the consolidation of our United States locations in the third quarter of 2006. We expect that the initial increases in general and administrative expenses due to relocation expenses and personnel changes will be offset by reduced facility charges.

Amortization of Intangible Assets

Amortization of intangible assets acquired was $0 and $509,000 during the three months ended June 30, 2006 and 2005, respectively, and $0 and $1,018,000 during the six months ended June 30, 2006 and 2005, respectively. We estimated the fair value of our intangible assets with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets as set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” together with other facts and circumstances, we recorded an impairment charge of $11,388,000 related to the full remaining carrying value of the intangible assets as of December 31, 2005. Therefore, we did not amortize intangible assets during the three and six months ended June 30, 2006.

The amortization of intangible assets acquired for the three and six months ended June 30, 2005 consisted of the amortization of existing technology of $92,000 and $184,000, respectively (recorded in our Statements of Operations as “Cost of Revenues”); non-competition agreements of $220,000 and $440,000, respectively; an exclusive sales agreement of $135,000 and $270,000, respectively; and workforce of $62,000 and $124,000, respectively. For additional information, see notes 6 and 7 of our 2005 annual consolidated financial statements included in our Annual Report on Form 10-K.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this program, we recorded restructuring income of $93,000 and $408,000 during the three and six months ended June 30, 2005, respectively, from a positive adjustment with respect to a variable compensation plan related to our former chief executive officer.

As of December 31, 2005, there were no severance expenses or termination of contractual obligations payments attributable to the restructuring. Therefore, no restructuring charges were recorded during the three and six months ended June 30, 2006.

Interest Income (Expense), Net

Interest income (expense), net includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $345,000 and $614,000 for the three and six months ended June 30, 2006, respectively, compared to net interest income of $120,000 and $196,000 for the three and six months ended June 30, 2005, respectively. Net interest expense increased due to increased interest on our amended Promissory Note, 10% Convertible Note and 9.5% Senior Secured Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances, and recognition of an other-than-temporary impairment in our available-for-sale securities of ($0) and ($42,000) and realized losses of $0 and $31,000 for the three and six months ended June 30, 2006. During the three months ended June 30, 2005, we recorded an other-than-temporary investment impartment of $23,000 given that we did not hold the debt securities for a reasonable time beyond maturity.

We will incur increased interest expenses for the remainder of 2006 and beyond due to long-term debt related to our Financing with Goldman, Sachs & Co. in which $10,000,000 of the proceeds bear an annual interest rate of 10.0% and $7,500,000 of the proceeds bear an annual interest rate of 9.5%, plus the amortization of deferred expenses incurred as part of the Financing. We will expense accretion of $3,610,000 over the terms of the long-term debts. Interest expenses also will increase given the accretion to the value of the $6,500,000 amended Promissory Note delivered as part of the acquisition of Xtend. We will record accretion of $2,012,000 throughout the term of the amended Promissory Note, unless the note is cancelled.

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

Since our Israeli subsidiaries have not achieved taxable income, the tax benefits periods have not yet commenced. The subsidiaries’ losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in our 2005 annual consolidated financial statements or our June 30, 2006 unaudited condensed consolidated financial statements. The entitlement to the above benefits is conditioned upon the subsidiaries fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises.

Discontinued Operations

On August 12, 2003, our Board of Directors determined to cease the software business operated by Shira Computers Ltd. (“Shira”), the Company’s wholly owned subsidiary, and terminate all of Shira’s employees due to the continuing decline in Shira’s sales, Shira’s recurring losses and its inability to penetrate the market. On March 31, 2005, we sold all of our shares of Shira to third parties. Under the sale agreement, the purchasers must pay us 22.5% to 42.5% of the proceeds that they receive upon a later sale of Shira or its assets. The purchasers have assumed all of Shira’s liabilities totaling $270,000. The gain from this sale was $290,000 and was recorded in discontinued operations.

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced a significant loss from operations. For the six months ended June 30, 2006, we incurred a net loss of $15,223,000 and had an accumulated deficit of $250,373,000. Our ability to continue as a going concern will depend upon our ability to raise additional capital or attain profitable operations. In addition, we are seeking to expand our revenue base by adding new customers. Failure to secure additional capital or to expand our revenue base would likely result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of June 30, 2006, we had $27,622,000 of cash, cash equivalents and short-term investments. During the six months ended June 30, 2006, net cash used in operations was $6,838,000, comprised mainly of our loss of $15,223,000 partially offset by (a) non-cash charges related to depreciation and amortization of $441,000 and stock-based compensation of $3,066,000, (b) a $400,000 increase in liability for employee rights upon retirement, (c) $662,000 of accretion and amortization of financing instruments, net and (d) changes in other working capital accounts of $3,816,000. During the six months ended June 30, 2005, net cash used in operations was $14,604,000, comprised mainly of (a) our loss of $14,963,000, (b) changes in other working capital accounts of $857,000, and (c) non-cash charges of income related to stock-based compensation of $300,000 partially offset by non-cash charges of depreciation and amortization of $1,516,000.

During the six months ended June 30, 2006, net cash used in investing activities was $5,249,000 comprised mainly of the purchase of $5,079,000 of short-term investments, net of sales and maturities of our short-term investments. During the six months ended June 30, 2005, net cash provided by investing activities was $12,652,000, comprised of $13,656,000 net of sales and purchases of our short-term investments partially offset by $1,004,000 in purchases of property and equipment.

Financing activities in the six months ended June 30, 2006 were approximately $24,688,000 related to (a) the Financing, which included the issuance of our common stock, 9.5% Senior Secured Note, 10% Convertible Note and Warrants to purchase our common stock, net of issuance costs and (b) proceeds from stock option exercises. See note 8 above for additional information about the Financing. Financing activities in the six months ended June 30, 2005 were approximately $499,000 consisting of proceeds from stock option exercises and notes receivables from stockholders.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and other factors. During the next 12 months, we may need to raise additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain additional funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2005 and June 30, 2006, we had approximately $1,538,000 and $2,224,000, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2006.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•                  our belief that our most critical accounting principles include principles relate to revenue recognition, inventory and employee stock-based compensation;

•                  our belief that SFAS No. 155 will not have a material impact on our consolidated financial position, results of operations or cash flows;

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

•                  our expectation that expenses of our Wireless Solutions Segment will decrease in future periods;

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

•                  our expectation that the initial increases in general and administrative expenses due to relocation expenses and personnel changes incurred in the consolidation of our United States locations will be offset by reduced facility charges;

•                  our expectation that we will incur increased interest expenses for the remainder of 2006 and beyond;

•                  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries during their tax-exempt period and that, therefore, we will receive no tax benefits from the utilization of the net operating losses;

•                  our belief that we may need additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives;

•                  our belief that we may not be able to obtain additional funds on acceptable terms, or at all;

•                  our belief that if we cannot raise additional funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern; and

•                  our belief that we may need to sell additional equity or convertible debt securities, which would result in additional dilution to our stockholders.

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

As of June 30, 2006, we had cash, cash equivalents and short-term investments of $27,622,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of June 30, 2006

If market interest rates were to increase on June 30, 2006 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $1,000, or approximately 0.004% of the total portfolio (approximately 0.002% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2006 remains constant throughout the third quarter of 2006 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2006 remain constant for the duration of the third quarter of 2006, interest income for the third quarter of 2006 would be approximately $269,000. Assuming a decline of 10% in the market interest rates at June 30, 2006, interest income for the third quarter of 2006 would be approximately $264,000, which represents a decrease in interest income of approximately $5,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the six months ended June 30, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at June 30, 2006 over the remaining contractual lives.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $15,223,000 for the six months ended June 30, 2006. As of June 30, 2006, our accumulated deficit was $250,373,000. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

Our inventory is stated at the lower of cost or market value. Determining market value of our inventory involves numerous judgments, including, but not limited to, judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realized value. We may reduce the value of our inventory when we determine that inventory is slow moving, obsolete, excessive or if the selling price of the product is insufficient to cover product costs and selling expenses.

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

We have insufficient capital to execute our business plan.

On March 23, 2006, we closed the Financing of $25,000,000 from Goldman, Sachs & Co., resulting in net proceeds to us of approximately $23,400,000. Notwithstanding this Financing, we will need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we will not be able to successfully execute our business plan.

If we default under either the Convertible Note or the Senior Secured Note delivered to Goldman, Sachs & Co. in the Financing, the principal and accrued interest under each note would become due and payable which would substantially harm our cash position and business prospects.

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

The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Our products in the Cable Solutions segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. We have only recently received our first commercial purchase order for the initial deployment of our Spectrum Overlay solution in a major market by a top MSO. Other than this order, to date, we have only begun to install our Spectrum

Overlay products with customers in field trials. There can be no assurance that our initial installations of our cable products will be successful. As our cable products continue to be in a development stage, we may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A, related party	94%	—	86%	—
Customer B	4%	—	10%	—
Customer C	1%	66%	1%	50%
Customer D	—	13%	—	10%
Customer E	—	2%	—	10%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

In this regard, sales to Customer A in the six months ended June 30, 2006 accounted for the vast majority of our sales during that period. This customer was formed and initially capitalized in the first quarter of 2006 and has a very limited history of operations, profitable or otherwise. We expect sales to this customer to be material to our operations for the foreseeable future. If this customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our business could be harmed.

Our success will depend on MSOs’ willingness and ability to substantially increase the available bandwidth on their networks using our alternative technology solution.

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

Market conditions remain difficult and capital spending plans are often constrained. It is likely that further industry restructuring and consolidation will take place. Companies that have historically not had a large presence in the broadband access equipment market have begun to expand their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

If the communications, Internet and cable television industries do not grow and evolve in a manner favorable to our business strategy, our business may be seriously harmed.

Our future success depends upon the growth of the communications industry, the cable television industry and, in particular, the Internet. These markets continue to evolve rapidly because of advances in technology and changes in customer demand. We cannot predict growth rates or future trends in technology development. It is possible that cable television operators, telecommunications companies or other suppliers of broadband services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualifications processes and can result in delays of current products.

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

Moreover, the anticipated benefits of our acquisition of Xtend or any other acquisition may not be realized or may not be realized in the time period we expect. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we expect that we will expend significant resources in searching for and investigating new business opportunities, and may be unsuccessful in acquiring new businesses.

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

In order to develop such channels and market and sell our cable products, we will need to continue to build a well-connected team of executives and marketing professionals. Many of these executive and professionals will be based in the United States. It may be difficult for us to hire and retain qualified personnel. Integrating new personnel, particularly U.S. based personnel, may be challenging from a culture and logistics perspective because most of our employees in our Cable Solutions segment are currently based in Israel. Meanwhile, our management has limited experience in the cable industry.

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

Future demand for our broadband wireless and cable products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, video-on-demand, high definition television, very high-speed data services and VoIP telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises networks, video compression standards such as MPEG-4 and Microsoft’s Windows Media 9, the greater use of protocols such as IP and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

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

Our research and development and final testing and assembly facilities, a majority of our employees and some of our contract manufacturers are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the recent wars in Iraq and Afghanistan and the current military and political presence of the United States or its allies in Iraq and Afghanistan could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. As a result of the hostilities and unrest presently occurring within Israel, Lebanon and the Middle East, the future of the peace efforts between Israel and its Arab neighbors is uncertain. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

Our Chief Financial Officer, one of our directors and a majority of our employees are based in Israel, and many of them are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Recent hostilities in Israel and Lebanon have resulted in the call up of some Israeli reserve units; our personnel could be among those required to serve. We cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

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

Our Spectrum Overlay solutions are implemented over the HFC plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with our Spectrum Overlay solutions. In addition, we depend on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

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

We regularly evaluate and seek to explore and develop derivative products relating to the systems of our Wireless Solutions and Cable Solutions segments. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty makes it difficult to forecast future demand for our products.

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

The Sarbanes Oxley Act of 2002 that became law in July 2002 and the resulting rules of the Nasdaq Global Market have required and will continue to require changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs. In addition, we have incurred and will continue to incur significant costs as we prepare to comply with Section 404 of the Sarbanes Oxley Act of 2002 regarding internal control over financial reporting. These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to U.S. GAAP that require us to record a charge to earnings for employee stock option grants, as well as other equity based awards. The change has negatively impacted our earnings and, if such impact is material in the future, could affect our ability to raise capital on acceptable terms. In addition, regulations implemented by the Nasdaq Global Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent these new regulations make it more difficult or unacceptably expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

As of June 30, 2006, our management collectively owned approximately 31.1% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of June 30, 2006).

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

Because the Nasdaq Global Market is likely to continue to experience extreme price and volume fluctuations, the price of our stock may decline.

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

Item 4.                          Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 8, 2006.  At the annual meeting, the following matters were voted upon and approved by the stockholders:

(a)  The election of three Class III Directors to serve for a three-year term until the 2009 annual meeting of stockholders.  The results were as follows:

Nominee	For	Withheld
Ronn Benatoff	14,780,531	16,548
Samuel L. Kaplan	14,780,431	16,648
Alan L. Zimmerman	14,734,357	62,722

The following persons also continue to serve as directors:  Davidi Gilo, Lewis S. Broad, Neill H. Browstein, Avraham Fischer and John P. Griffin.

(b)  Ratification of the appointment of Kesselman & Kesselman CPAs (ISR), a member of PricewaterhouseCoopers International Limited, as the independent registered public accounting firm for the year ending December 31, 2006.  The results were as follows:

For:	14,790,572
Against:	2,232
Abstain:	4,275
No Votes:	0

Item 6.                          Exhibits

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	First Amendment to Lease between Xtend Networks Inc. and I&G Peachtree Corners, L.L.C., dated as of July 17, 2006.

10.2	Guaranty of Vyyo Inc., dated as of July 17, 2006.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006

VYYO INC.

By:	/s/ Davidi Gilo
Davidi Gilo, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	First Amendment to Lease between Xtend Networks Inc. and I&G Peachtree Corners, L.L.C., dated as of July 17, 2006.

10.2	Guaranty of Vyyo Inc., dated as of July 17, 2006.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.