Form 10-Q
period 2006-09-30
VYYO INC
filed 2006-11-14
CIK 1104730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-30189

VYYO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3241270
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6625 The Corners Parkway, Suite 100
Norcross, Georgia	30092
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (678) 282-8000

6625 The Corners Parkway, Suite 210

Norcross, Georgia 30092

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

As of November 7, 2006, there were 18,106,346 shares of Common Stock outstanding.

INDEX

VYYO INC.

i

PART I.                   FINANCIAL INFORMATION

Item 1.                          Condensed Consolidated Financial Statements

Vyyo Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,079	$2,548
Short-term investments	13,599	7,403
Accounts receivable, net (mainly from related party)	1,001	868
Inventory (note 2)	2,810	2,491
Other	1,251	935
Total Current Assets	28,740	14,245

Long-Term Assets:
Restricted cash (note 4)	5,000	5,000
Property and equipment, net	1,095	1,585
Employee rights upon retirement funded (note 7)	1,127	965
Debt issuance costs, net (note 8)	1,114	—
TOTAL ASSETS	$37,076	$21,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,843	$1,832
Accrued liabilities (note 6)	11,634	6,391
Total Current Liabilities	13,477	8,223

Long-Term Liabilities:
Promissory note (note 4)	4,774	3,967
Senior secured note (note 8)	4,998	—
Convertible note (note 8)	10,101	—
Liability for employee rights upon retirement (note 7)	1,974	1,460
Total Liabilities	35,324	13,650
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,096,344 and 15,721,334 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	259,816	243,314
Notes receivable from stockholders	(19)	(19)
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(258,043)	(235,150)
Total Stockholders’ Equity	1,752	8,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,076	$21,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Revenues (note 11)	$161	$225	$866	$2,081
Revenues from related party (notes 3 and 11)	953	—	5,378	—
TOTAL REVENUES	1,114	225	6,244	2,081

COST OF REVENUES(1)
Cost of products sold	285	2,153	655	4,194
Cost of products sold, related party	812	—	4,185	—
Amortization of technology (note 5)	—	92	—	276
Total Cost of Revenues	1,097	2,245	4,840	4,470
GROSS PROFIT (LOSS)	17	(2,020)	1,404	(2,389)
OPERATING EXPENSES (INCOME)(2)
Research and development	2,933	2,966	8,344	8,556
Sales and marketing	2,080	2,248	7,294	8,039
General and administrative	2,233	1,442	7,634	4,790
Amortization of intangible assets (note 5)	—	356	—	1,190
Restructuring adjustments	—	—	—	(408)
Total Operating Expenses	7,246	7,012	23,272	22,167
OPERATING LOSS	(7,229)	(9,032)	(21,868)	(24,556)
INTEREST INCOME (EXPENSES), net	(489)	121	(1,103)	317
LOSS FROM CONTINUING OPERATIONS	(7,718)	(8,911)	(22,971)	(24,239)
DISCONTINUED OPERATIONS	48	—	78	365
LOSS FOR THE PERIOD	$(7,670)	$(8,911)	$(22,893)	$(23,874)
LOSS PER SHARE
Basic and diluted:
Continuing operations	$(0.43)	$(0.57)	$(1.33)	$(1.58)
Discontinued operations	—	—	—	0.02
	$(0.43)	$(0.57)	$(1.33)	$(1.56)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	17,956	15,535	17,150	15,372

(1) Includes stock-based compensation	$24	$4	$60	$4
(2) Includes stock-based compensation, as follows:
Research and development	$228	$73	$667	$127
Sales and marketing	$426	$37	$1,200	$91
General and administrative	$504	$13	$2,321	$13
Restructuring adjustments	—	—	—	$(408)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(22,893)	$(23,874)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	645	2,224
Accretion and amortization of financing instruments, net	1,043	—
Amortization and charge related to stock-based compensation, net	4,248	(173)
Capital gain on sale of fixed assets	—	(2)
Changes in assets and liabilities:
Accounts receivable	(133)	172
Other current assets	(316)	(162)
Inventory	(319)	1,106
Accounts payable	11	597
Accrued liabilities	5,243	(1,225)
Liability for employee rights upon retirement	514	42
Net cash used in operating activities	(11,957)	(21,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(155)	(1,277)
Proceeds from sale of property and equipment	—	2
Purchase of short-term investments	(25,341)	(10,381)
Proceeds from sales and maturities of short-term investments	19,143	31,968
Contributions of severance pay funds	(162)	(79)
Net cash provided by (used in) investing activities	(6,515)	20,233

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,600	383
Proceeds from issuance of common stock, senior secured note, convertible note and warrants, net of issuance cost	23,403	—
Proceeds from notes receivable from stockholders	—	449

Net cash provided by financing activities	26,003	832

Increase (decrease) in cash and cash equivalents	7,531	(230)
Cash and cash equivalents at beginning of period	2,548	5,512

Cash and cash equivalents at end of period	$10,079	$5,282

Cash paid for interest	$610	$4

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

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations since its incorporation. For the nine months ended September 30, 2006, the Company incurred a net loss of $22,893,000 and had an accumulated deficit of $258,043,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital during the next 12 months or attain profitable operations. The Company is actively pursuing raising additional capital to fund its operations although there is no assurance that such capital will be available to the Company. In addition, the Company is seeking to expand its revenue base by adding new customers and further reducing expenses. Failure to secure additional capital or to expand its revenue base would result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Organization and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

The Company provides cable and wireless broadband access solutions through two business segments: the “Cable Solutions” segment and the “Wireless Solutions” segment. The Company’s products are designed to address four markets: Utility, Cable, Wireless Internet Service Providers (“WISP”) and Telecommunication Providers. Although the Company is engaged to various degrees in these distinct markets, some of the Company’s core technologies overlap with its solutions.

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

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company and all of its sales are made in U.S. dollars. In addition, a substantial portion of the Company’s foreign subsidiaries’ costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured into U.S. dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations under “Interest Income (Expenses), net” and have not been material to date.

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

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $0 and $(42,000) for the three and nine months ended September 30, 2006, respectively, and $(9,000) and $126,000 for the three and nine months ended September 30, 2005, respectively, and realized losses of $0 and $31,000 for the three and nine months ended September 30, 2006, respectively, and $0 for each of the three and nine months ended September 30, 2005.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of revenues at the time of such determination. If the Company’s inventory is determined to be undervalued, the Company may have overstated its cost of revenues in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and nine months ended September 30, 2006, the Company recorded an inventory valuation write-down of approximately $169,000. During the three and nine months ended September 30, 2005, the Company recorded an inventory valuation write-down of $1,700,000 and $2,050,000, respectively. The Company took these write-downs to account for excess inventory resulting from a slower than expected sales cycle and the Company’s increased focus on providing products to utility and cable customers.

Fair Value of Financial Instruments

The fair value of the financial instruments included in the Company’s working capital approximates carrying value. The Promissory Note (described in note 4) and the Senior Secured Note and Convertible Note (each as described in note 8) are presented in the Balance Sheets as “Long-Term Liabilities,” at their estimated fair value.

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

Revenues related to the exclusivity provisions contained in the Equipment Purchase Agreement described in note 3 are recognized over the 10-year term of that agreement.

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

Generally, the Company does not grant any rights of return or cancellation to any of its customers. In sales where the Company grants the customer a right of return or cancellation, the Company recognizes revenue at such time when the customer has accepted the products and the right of return or cancellation has lapsed.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings per share.” For the three and nine months ended September 30, 2006 and 2005, the following have been excluded from the calculation of diluted loss per share because all such securities are anti-dilutive for the presented periods: 6,241,541 and 5,929,490 outstanding stock options, respectively; 75,000 and 75,000 shares of restricted stock, respectively; and 79,559 and 0 warrants to purchase shares of common stock, respectively.

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

The fair value of each stock option granted during the three and nine months ended September 30, 2006 and 2005 was estimated at the grant date using the Black-Scholes and the binomial valuation models, using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.66%-5.10%	3.97%	4.66%-5.21%	4.30%
Weighted-average expected life range	2.50-5.00	3.40	2.50-5.00	3.92
Volatility ranges	0.56-0.76%	0.57%	0.56-0.76%	0.75%
Dividend yields	—	—	—	—

Binomial valuation model assumptions:
Risk-free interest rates ranges	4.95%-5.24%	—	4.66%-5.33%	—
Weighted-average expected life range	2.29-3.76	—	2.29-5.00	—
Volatility ranges	0.41%-0.86%	—	0.41%-0.87%	—
Dividend yields	—	—	—	—

The Company’s pro forma information for the three and the nine months ended September 30, 2005 is as follow:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005
	(In thousands, except per share data)
Loss from continuing operations as reported	$(8,911)	$(24,239)
Add (deduct): stock-based employee compensation income (expense) included in reported loss	127	(173)
Add: stock-based employee compensation expense determined under fair value method for all awards	(1,422)	(4,421)
Pro forma loss from continuing operations	$(10,206)	$(28,833)
Income from discontinued operations as reported	—	$365
Pro forma income from discontinued operations	—	365
Pro forma loss	$(10,206)	$(28,468)

Basic and diluted loss per share:
As reported:
Continuing operations	$(0.57)	$(1.58)
Discontinued operations	—	0.02
Loss	$(0.57)	$(1.56)

Pro forma:
Continuing operations	$(0.66)	$(1.87)
Discontinued operations	—	0.02
Loss	$(0.66)	$(1.85)

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing FIN No. 48 to determine the impact that adoption will have on its results of operations and financial condition.

In June 2006, FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes, such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented also should be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. The Company will be adopting EITF 06-3 beginning in the first quarter of fiscal year 2007. The Company does not expect adoption of EITF 06-3 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in their statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that adoption of SFAS No. 158 will have on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company is currently assessing the impact that adoption of SFAS No. 157 will have on its financial statements.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

2.                                      Inventory

Inventory is comprised of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Raw materials	$880	$488
Work in process	1,155	415
Finished goods	775	1,588

	$2,810	$2,491

3.                                      Agreement with Arcadian Networks, Inc.

On March 31, 2006, the Company entered into an Equipment Purchase Agreement (the “Purchase Agreement”) with Arcadian Networks, Inc. (“ANI”). Davidi Gilo, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is also the Chairman of the Board of Directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI. Avraham Fischer, a director of the Company, is co-chief executive officer and a director of Clal Industries and Investments, Ltd. (“Clal”), which invested $20,000,000 in ANI in August 2006.  Mr. Fischer does not have an equity interest in Clal.

Pursuant to the Purchase Agreement, the Company sells certain of its products and services to ANI over a 10-year term. The Company distributes these products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico (the “Relevant Territory”) to identified markets if: (a) ANI makes two payments of $4,000,000 during each of the first two years of the Purchase Agreement; (b) ANI meets specified annual minimum product purchase amounts; and (c) ANI’s outstanding balances are below specified amounts.

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

For the three and nine months ended September 30, 2006, the Company recognized revenue of $953,000 and $5,378,000, respectively, under the Purchase Agreement. Those revenues included sales of products, income related to the exclusivity payment and product maintenance. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement. As of  September 30, 2006, ANI’s outstanding accounts receivable balance to the Company was $813,000.

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

The Company determined that, as of the time it amended the Promissory Note and immediately prior to its amendment, the contingency had been resolved and, therefore, the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase in the value of the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired as discussed in note 5. In addition, the Company estimated the fair value of the amended Promissory Note at approximately $3,967,000 and recorded this amount in its Balance Sheets as a long-term liability under “Promissory note.” The Company recorded a $2,533,000 difference between the value of the amended Promissory Note and the original Promissory Note as “Gain Resulting from Amendment to Promissory Note” in its Statements of Operations for the year ended December 31, 2005. Increases in the value of the amended Promissory Note will be recorded as interest expenses up to $2,533,000 during the remaining term of the Promissory Note unless it is cancelled as described above. For the three and nine months ended September 30, 2006, the Company recorded an increase of $286,000 and $807,000, respectively, in interest expenses related to the amended Promissory Note.

5.                                      Intangible Assets, Net

The current focus of the Company’s Cable Solutions segment is on the residential market of cable television multi-system operators (“MSOs”), rather than the commercial market of MSOs, the Company’s prior focus at the time of the Xtend acquisition. This change in focus has required the Company to invest additional efforts in the development of suitable technology and products. Given this change in focus, and in conjunction with the Company’s ongoing review of the carrying value of its intangible assets, the Company’s management determined in December 2005 that, in accordance with SFAS No. 144, an impairment test of intangible assets was required.

The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets, as set forth in SFAS No. 144, together with other facts and circumstances, the Company’s management recorded an impairment charge of $11,388,000 relating to the full remaining carrying value of the intangible assets as of December 31, 2005.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2005 was $448,000 and $1,466,000, respectively, consisting of the amortization of existing technology (classified in the Statements of Operations as “Cost of Revenues”), of $92,000 and $276,000, respectively; non-competition agreements of $221,000 and $663,000, respectively; an exclusive sales agreement of $135,000 and $405,000, respectively; and workforce of $0 and $122,000, respectively.

In 2005, the Company amortized its intangible assets using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and a half years; and workforce over one year.

6.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Withholding tax	$3,279	$2,582
Compensation and benefits	1,968	1,812
Royalties	930	930
Warranty*	35	104
Legal and professional fees	238	192
Payment received from insurer	206	—
Interest payable to related party	285	—
Deferred income	3,913	—
Other	780	771
	$11,634	$6,391

*                    The changes in the warranty balances consist of the following:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
	(In thousands)
Balance at beginning of period	$104	$426
Product warranty issued for new sales	120	133
Changes in accrual of warranty periods ending	(189)	(455)
Balance at end of period	$35	$104

7.                                      Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Amounts paid related to severance	$193	$205	$867	$530

Severance expenses*	$224	$71	$1,186	$574

*                                         With respect to its Israeli employees, the Company expects to contribute $269,000 to a defined contribution plan and $243,000 to insurance and pension plans for the year ended December 31, 2006 (includes amounts contributed in the nine months ended September 30, 2006).

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

The Senior Secured Note matures on March 22, 2011 and accrues interest at a rate of 9.5% per annum, payable in cash quarterly in arrears. The entire principal amount plus all accrued interest is payable at maturity, unless earlier redeemed or repurchased. The Company has the option to prepay the Senior Secured Note in whole or in part, beginning March 22, 2007, subject to payment of an applicable premium. In the event of a Fundamental Transaction (as defined in the Senior Secured Note), the holder may require that the Company redeem the entire Senior Secured Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. In connection with the Senior Secured Note, the Company also issued Warrants to purchase 298,617 shares of common stock at an exercise price of $0.10 per share. Goldman, Sachs & Co. exercised these Warrants on March 24, 2006. The Senior Secured Note is a senior secured obligation of the Company and is secured by the Company’s assets and the intellectual property of certain of its subsidiaries, as set forth in the Guaranty and Security Agreement.

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

In March 2005, the Company granted its Chairman of the Board and Chief Executive Officer and certain executives 630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of March 31, 2006, 75,000 of these stock options were forfeited as a result of the termination of an optionee’s employment. In the three and the nine months ended September 30, 2006, the Company recorded expenses of $120,000 and $355,000, respectively, related to these stock options.

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

In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria. For the three and nine months ended September 30, 2006, the Company did not record compensation expenses since the Company does not expect that performance conditions related to the remaining restricted stock will be achieved.

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

The Company recorded stock-based compensation expenses of $0 and $750,000 for the three and nine months ended September 30, 2006, respectively, related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the Financing. The Company also recorded stock-based compensation expenses of $56,000 and $143,000 for the three and nine months ended September 30, 2006 in connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock. These stock-based compensation expenses were calculated based on the binomial valuation method.

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows (in thousands, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price	Weighted average fair value
Balance at January 1, 2006	839	5,585	5.35	—
Authorized	1,000	—	—	—
Granted*	(1,795)	1,795	5.55	2.84
Exercised	—	(728)	3.57	—
Expired plans	(39)	—	—	—
Cancelled	401	(410)	7.05	—
Balance at September 30, 2006	406	6,242	5.50	—

*                    Includes 98,750 options granted to non-employee directors in the nine months ended September 30, 2006.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of September 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
	(In thousands)	(In years)		(In thousands)
Plans:
0.10	160	3.99	$0.10	—	—
0.99	2	1.36	0.99	2	$0.99
2.27 - 3.40	515	2.17	3.12	455	3.10
3.57 - 5.22	2,764	5.01	4.64	1,383	4.39
5.60 - 8.39	2,635	3.92	6.95	1,013	6.77
8.43 - 10.50	166	3.26	9.52	32	9.12
	6,242	4.24	$5.50	2,885	$5.07

As of September 30, 2006, the Company had issued approximately 6,241,541 options to purchase shares of common stock and had 405,821 shares of common stock available for issuance under it stock options plans.

10.          Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Loss	$(7,670)	$(8,911)	$(22,893)	$(23,874)
Unrealized gain (loss) on available-for-sale securities	7	16	(2)	222
Comprehensive loss	$(7,663)	$(8,895)	$(22,895)	$(23,652)

11.          Segment Reporting

Following the acquisition of Xtend, the Company’s business is divided into two segments: “Wireless Solutions” and “Cable Solutions.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Consolidated revenues from:
Wireless Solutions, related party	$953	—	$5,378	—
Wireless Solutions	—	$82	166	$1,907
Cable Solutions	161	143	700	174
Consolidated revenues	$1,114	$225	$6,244	$2,081

Operating loss from continuing operations:
Wireless Solutions	(3,348)	(5,652)	(11,687)	(13,651)
Cable Solutions	(3,881)	(3,380)	(10,181)	(10,905)
Total consolidated operating loss from continuing operations	(7,229)	(9,032)	(21,868)	(24,556)
Interest income (expenses), net	(489)	121	(1,103)	317
Loss from continuing operations	$(7,718)	$(8,911)	$(22,971)	$(24,239)

The following provides information on the Company’s assets:

	September 30, 2006	December 31, 2005
	(In thousands)

Wireless Solutions	$35,194	$19,935
Cable Solutions	1,882	1,860
	$37,076	$21,795

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Expenditures for long-lived assets:
Wireless Solutions	$30	$67	$86	$275
Cable Solutions	36	206	69	1,002
	$66	$273	$155	$1,277

Depreciation and amortization expenses:
Wireless Solutions	$92	$157	$304	$480
Cable Solutions:
Intangible assets	—	448	—	1,466
Other assets	112	103	341	278
	112	551	341	1,744
	$204	$708	$645	$2,224

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues from sales to affiliated and unaffiliated customers from continuing operations in the Wireless Solutions segment:
North America, related party	$953	—	$5,378	—
North America	—	$214	148	$1,476
Asia	—	11	—	549
Rest of the world	—	—	18	56
	$953	$225	$5,544	$2,081

Cable Solutions segment:
North America	$161	—	$700	—

	September 30, 2006	December 31, 2005
	(In thousands)
Property and equipment, net
Israel	$951	$1,378
United States	144	207
	$1,095	$1,585

Sales to major customers out of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer A, related party	85%	—	86%	—
Customer B	14%	9%	11%	1%
Customer C	1%	28%	1%	3%
Customer D	—	20%	1%	47%
Customer E	—	12%	1%	4%
Customer F	—	16%	—	2%
Customer G	—	10%	—	3%

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

We have incurred substantial losses since commencing operations. For the nine months ended September 30, 2006, we incurred a net loss of $22,893,000 and had an accumulated deficit of $258,043,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next 12 months or attain profitable operations. We are actively pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and further reducing expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. See “Liquidity, Capital Resources and Going Concern Considerations.”

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

Revenue Recognition

Revenues from product sales are recognized when an arrangement exists, delivery has occurred and title has passed to the customer, our price to the customer is fixed or determinable and collectability is reasonably assured. When sales transactions include more then one deliverable (unit of accounting) sold, we follow the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) SAB 104, “Revenue Recognition.” Under the provisions in these statements, we separate the different units of accounting in sales with multiple deliverables based on the objective and reliable evidence of fair value of the different elements. We then recognize revenue for each unit of accounting when products are delivered or when services are rendered or ratably over the contractual period, depending on the nature of the deliverable.

Revenues related to the exclusivity provisions contained in the Equipment Purchase Agreement described in note 3 are recognized over the 10-year term of that agreement.

Our products are generally off-the-shelf products, sold “as is,” without further adjustment or installation. Sales contracts with distributors stipulate fixed prices and current payment terms and are not subject to the distributors’ resale or any other contingencies. Accordingly, when all criteria above are met, we recognize revenue from sales of finished products to distributors upon delivery and after title and risk pass to the distributors.

Generally, we do not grant any rights of return or cancellation to any of our customers. In sales where the Company grants the customer a right of return or cancellation, we recognize revenue at such time when the customer has accepted the products and the right of return or cancellation has lapsed.

In contracts where there is a customer acceptance provision or there is uncertainty about customer acceptance, we defer the associated revenue until we have evidence of customer acceptance. We perform ongoing credit evaluations of our customers’ financial condition and in some cases we require various forms of security.

Inventory

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions differ from our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and nine months ended September 30, 2006, we recorded an inventory valuation write-down of approximately $169,000.

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

Expense (income) related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Cost of revenues	$24	$4	$60	$4
Research and development	$228	$73	$667	$127
Sales and marketing	$426	$37	$1,200	$91
General and administrative	$504	$13	$2,321	$13
Restructuring adjustments	—	—	—	$(408)

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact that adoption of FIN No. 48 will have on our results of operations and financial condition.

In June 2006, FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes, such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period after December 15, 2006. We will be adopting this pronouncement beginning in the first quarter of fiscal year 2007. We do not expect adoption of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This standard requires  employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in their statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We are currently assessing the impact that adoption of SFAS No. 158 will have on our financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the impact that adoption of SFAS No. 157 will have on our financial statements.

Results of Operations

Revenues

Revenues increased to $1,114,000 in the three months ended September 30, 2006 from $225,000 in the three months ended September 30, 2005, and to $6,244,000 in the nine months ended September 30, 2006 from $2,081,000 in the nine months ended September 30, 2005. This increase in revenues for the three and nine months ended September 30, 2006 was primarily due to the $953,000 and $5,378,000, respectively, in revenue from our Wireless Solutions segment for products sold to Arcadian Networks, Inc. (“ANI”) and $161,000 and $700,000, respectively, in revenue from our Cable Solutions segment for products sold primarily to a top five cable television multi-system operator (“MSO”). ANI is a related party as discussed above in note 3. Revenues for the three and nine months ended September 30, 2006 and 2005 did not include inventory previously written down to $0.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer A, related party	85%	—	86%	—
Customer B	14%	9%	11%	1%
Customer C	1%	28%	1%	3%
Customer D	—	20%	1%	47%
Customer E	—	12%	1%	4%
Customer F	—	16%	—	2%
Customer G	—	10%	—	3%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues decreased to $1,097,000 during the three months ended September 30, 2006 from $2,245,000 during the three months ended September 30, 2005, and was $4,840,000 and $4,470,000 in the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of revenues in the nine months ended September 30, 2006 compared to the same period in the prior year, was primarily attributable to increased shipments of our products. For the three and nine months ended September 30, 2006, we recorded an inventory valuation write-down of approximately $169,000. For the three and nine months ended September 30, 2005, we recorded an inventory valuation write-down of $1,700,000 and $2,050,000, respectively. Our gross margins for the three and nine months ended September 30, 2006 increased compared to the same periods in the prior year primarily due to increased shipments of our products together with flat fixed costs. We anticipate that our gross margin will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $2,933,000 and $2,966,000 during the three months ended September 30, 2006 and 2005, respectively, and $8,344,000 and $8,556,000 for the nine months ended September 30, 2006 and 2005, respectively. Approximately $1,715,000 and $1,541,000 of these expenses were from our Cable Solutions segment for the three months ended September 30, 2006 and 2005, respectively, and $4,454,000 and $4,705,000 of these expenses were from our Cable Solutions segment for the nine months ended September 30, 2006 and 2005, respectively. Approximately $1,218,000 and $1,425,000 of these expenses were from our Wireless Solutions segment for the three months ended September 30, 2006 and 2005, respectively, and $3,890,000 and $3,851,000 of these expenses were from our Wireless Solutions segment for the nine months ended September 30, 2006 and 2005, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies and were charged to operations as incurred. We conducted all of our research and development activities in our Israeli facility.

The increase in our research and development expenses in our Cable Solutions segment during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 resulted mainly from increased purchases of material of $469,000 compared to $392,000, respectively, and from non-cash expenses related to stock option grants to our research and development employees and consultants of $137,000 compared to $44,000, respectively. The decrease in our research and development expenses in our Cable Solutions segment during the nine months ended September 30, 2006 compared to the same period in the prior year mainly resulted from (a) decreased purchases of material of $926,000 compared to $1,058,000, respectively, (b) decreased salaries and compensation of $226,000, due to our cost reduction program implemented in August 2005 and (c) decreased professional fees and other research and development expenses of $176,000. This decrease was partly offset by an increase in non-cash expenses related to stock option grants from $97,000 during the nine months ended September 30, 2005 to $374,000 during the nine months ended September 30, 2006.

The decrease in our research and development expenses in our Wireless Solutions segment during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 mainly resulted from decreased purchases of material from $409,000 to $162,000. This decrease was partly offset by non-cash expenses related to stock option grants of $91,000 during the three months ended September 30, 2006 compared to $29,000 during the same period in the previous year.

The increase in our research and development expenses in our Wireless Solutions segment during the nine months ended September 30, 2006 compared to the same period in the prior year mainly resulted from (a) increased non-cash expenses related to stock option grants of $293,000 compared to $30,000, respectively, and (b) increased purchases of material of $748,000 from $700,000, respectively. This increase was partly offset by a decrease of depreciation and other overhead expenses of $291,000 during the nine months ended September 30, 2006. We anticipate that we will need to increase our research and development workforce in future periods to meet our customer demands.

Sales and Marketing

Sales and marketing expenses decreased to $2,080,000 and $7,294,000 during the three and nine months ended September 30, 2006, respectively, compared to $2,248,000 and $8,039,000 during the three and nine months ended September 30, 2005, respectively. Sales and marketing expenses consisted of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities. The decrease in our sales and marketing expenses during the three and nine months ended September 30, 2006 reflects our decreased workforce resulting from our cost reduction program implemented in August 2005.

Sales and marketing expenses for our Wireless Solutions segment were approximately $401,000 and $2,268,000 in the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, sales and marketing expenses for our Wireless Solutions segment were $905,000 and $3,664,000, respectively. The decrease in the expenses for our Wireless Solutions segment in the three and nine months ended September 30, 2006 resulted from the closings of our China office and our international sales department during the three month ended June 30, 2005. During the three months ended September 30, 2006 we continued the relocation of our wireless sales and marketing support facilities from Palo Alto, California to Norcross, Georgia, and decreased our workforce. Given this reduction, we anticipate that our sales and marketing expenses of our Wireless Solutions segment will decrease in future periods.

Sales and marketing expenses for our Cable Solutions segment were approximately $1,679,000 and $5,026,000 during the three and nine months ended September 30, 2006, respectively, compared to $1,343,000 and $4,375,000 for the three and nine months ended September 30, 2005, respectively. The increase during the three months ended September 30, 2006 resulted mainly from increased charges for stock-based compensation of approximately $364,000 compared to approximately $37,000 during the three months ended September 30, 2005, and an increase in our professional fees of approximately $107,000 compared to approximately $36,000 during the three months ended September 30, 2005. This increase was partly offset by a decrease in our expenses for public relations from $55,000 to $14,000 during the three months ended September 30, 2006 compared to the same period in 2005.

The increase in sales and marketing expenses for our Cable Solutions segment during the nine months ended September 30, 2006 resulted mainly from increased charges for stock-based compensation of approximately $1,087,000 compared to approximately $91,000 during the nine months ended September 30, 2005, and an increase in our professional fees of approximately $392,000 compared to approximately $245,000 during the nine months ended September 30, 2005. This increase was partly offset by decreases in our salaries, compensation and reduced employee recruitment expenses of $248,000 for the nine months ended September 30, 2006 compared to the same period in 2005. In addition, we incurred a one-time expense of $200,000 in June 2005 for market research that we have not incurred in 2006.

We anticipate that our sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the cable market and meet our customer demands.

General and Administrative

General and administrative expenses increased to $2,233,000 during the three months ended September 30, 2006 compared to $1,442,000 during the three months ended September 30, 2005, and to $7,634,000 during the nine months ended September 30, 2006 compared to $4,790,000 during the nine months ended September 30, 2005. Of these expenses, approximately $443,000 and $1,015,000 were from our Cable Solutions segment, and $1,790,000 and $6,619,000 were from our Wireless Solutions segment during the three and nine months ended September 30, 2006, respectively. This compares to $190,000 and $534,000 from our Cable Solutions segment and $1,252,000 and $4,256,000 from our Wireless Solutions segment during the three and nine months ended September 30, 2005, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The increase in general and administrative expenses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to (a) an increase of $491,000 in our non-cash stock-based compensation charges, (b) an increase in our withholding tax expenses of approximately $125,000 and (c) an increase of $260,000 in salaries. These increases were partly offset by a decrease of $128,000 in fees paid to consultants and a decrease in travel expenses of approximately $63,000. The increase in general and administrative expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from (a) an increase of $2,308,000 in our non-cash stock-based compensation charges and (b) an increase of $873,000 in salaries and severance compensation primarily related to the relocation of our Wireless Solutions segment and Corporate offices from Palo Alto, California to Norcross, Georgia and a one-time severance provision of $300,000 in connection with the new employment agreement of our Chief Executive Officer and Chairman of our Board of Directors. These increases were partly offset by a decrease in travel expenses of approximately $737,000 for the nine months ended September 30, 2006 compared to the same period in 2005.

We expect general and administrative expenses to be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act and to execute our strategic plans and business development efforts. We will complete the consolidation of our United States locations in the fourth quarter of 2006. We expect that the one-time increases in general and administrative expenses due to relocation expenses and personnel changes will be offset by reduced facility charges.

Amortization of Intangible Assets

Amortization of intangible assets acquired was $0 and $448,000 during the three months ended September 30, 2006 and 2005, respectively, and $0 and $1,466,000 during the nine months ended September 30, 2006 and 2005, respectively. We estimated the fair value of our intangible assets with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets as set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” together with other facts and circumstances, we recorded an impairment charge of $11,388,000 related to the full remaining carrying value of the intangible assets as of December 31, 2005. Therefore, we did not amortize intangible assets during the three and nine months ended September 30, 2006.

Amortization of intangible assets acquired for the three and nine months ended September 30, 2005 consisted of the amortization of existing technology of $92,000 and $276,000, respectively (recorded in our Statements of Operations as “Cost of Revenues”); non-competition agreements of $221,000 and $663,000, respectively; an exclusive sales agreement of $135,000 and $405,000, respectively; and workforce of $0 and $122,000, respectively. For additional information, see notes 6 and 7 of our 2005 annual consolidated financial statements included in our Annual Report on Form 10-K.

Restructuring Charges

In 2001, we implemented a restructuring program to reduce operating expenses due to the dramatic and continuing slowdown in the telecommunications sector and the general economy. In connection with this program, we recorded restructuring income of $0 and $408,000 during the three and nine months ended September 30, 2005, respectively, from a positive adjustment with respect to a variable compensation plan related to our former chief executive officer.

As of December 31, 2005, there were no severance expenses or termination of contractual obligations payments attributable to the restructuring. Therefore, no restructuring charges were recorded during the three and nine months ended September 30, 2006.

Interest Income (Expense), Net

Interest income (expense), net includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $489,000 and $1,103,000 for the three and nine months ended September 30, 2006, respectively, compared to net interest income of $121,000 and $317,000 for the three and nine months ended September 30, 2005, respectively. Net interest expense increased due to increased interest on our amended Promissory Note, 10% Convertible Note and 9.5% Senior Secured Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances, and recognition of an other-than-temporary impairment in our available-for-sale securities of $0 and $(42,000), respectively, and realized losses of $0 and $31,000, respectively, for the three and nine months ended September 30, 2006. During the three months ended September 30, 2005, we recorded an other-than-temporary investment impairment of $126,000 given that we did not hold the debt securities for a reasonable time beyond maturity.

We will incur increased interest expenses for the remainder of 2006 and beyond due to long-term debt related to our Financing with Goldman, Sachs & Co. in which $10,000,000 of the proceeds bear an annual interest rate of 10.0% and $7,500,000 of the proceeds bear an annual interest rate of 9.5%, plus the amortization of deferred expenses incurred as part of the Financing. We will expense accretion of $3,515,000 over the terms of the long-term debt. Interest expenses also will increase given the accretion to the value of the $6,500,000 amended Promissory Note delivered as part of the acquisition of Xtend. We will record accretion of $1,726,000 throughout the term of the amended Promissory Note, unless the note is cancelled.

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

Since our Israeli subsidiaries have not achieved taxable income, the tax benefits periods have not yet commenced. The subsidiaries’ losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in our 2005 annual consolidated financial statements or our September 30, 2006 unaudited condensed consolidated financial statements. The entitlement to the above benefits is conditioned upon the subsidiaries fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises.

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

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses and negative cash flows from operations since incorporation. For the nine months ended September 30, 2006, we incurred a net loss of $22,893,000 and had an accumulated deficit of $258,043,000.This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next 12 months or attain profitable operations. We are actively pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and further reducing expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of September 30, 2006, we had $23,678,000 of cash, cash equivalents and short-term investments. During the nine months ended September 30, 2006, net cash used in operations was $11,957,000, comprised mainly of our loss of $22,893,000 partially offset by (a) non-cash charges related to depreciation and amortization of $645,000 and stock-based compensation of $4,248,000, (b) a $514,000 increase in liability for employee rights upon retirement, (c) $1,043,000 of accretion and amortization of financing instruments, net and (d) changes in other working capital accounts of $4,486,000. During the nine months ended September 30, 2005, net cash used in operations was $21,295,000, comprised mainly of (a) our loss of $23,874,000, (b) changes in other working capital accounts of $528,000, and (c) non-cash charges of income related to stock-based compensation of $173,000 partially offset by non-cash charges of depreciation and amortization of $2,224,000.

During the nine months ended September 30, 2006, net cash used in investing activities was $6,515,000, comprised mainly of the purchase of $6,198,000 of short-term investments, net of sales and maturities of our short-term investments. During the nine months ended September 30, 2005, net cash provided by investing activities was $20,233,000, comprised of $21,587,000 net of sales and purchases of our short-term investments partially offset by $1,277,000 in purchases of property and equipment.

Financing activities in the nine months ended September 30, 2006 were approximately $26,003,000 related to (a) the Financing, which included the issuance of our common stock, 9.5% Senior Secured Note, 10% Convertible Note and Warrants to purchase our common stock, net of issuance costs and (b) proceeds from stock option exercises. See note 8 above for additional information about the Financing. Financing activities in the nine months ended September 30, 2005 were approximately $832,000 consisting of proceeds from stock option exercises and notes receivables from stockholders.

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

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2005 and September 30, 2006, we had approximately $1,538,000 and $2,106,000 , respectively, of purchase obligations. These obligations are expected to become payable at various times through 2006.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•                     our belief that our ability to continue as a going concern will depend upon our ability to raise additional capital during the next 12 months or attain profitable operations;

•                     our belief that failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due;

•                     our belief that our most critical accounting principles include principles relate to revenue recognition, inventory and employee stock-based compensation;

•                  our expectation that adoption of SFAS No. 155 or EITF 06-3 will not have a material impact on our consolidated financial position, results of operations or cash flows;

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

•                  our expectation that the one-time increases in general and administrative expenses due to relocation expenses and personnel changes incurred in the consolidation of our United States locations will be offset by reduced facility charges;

•                  our expectation that we will incur increased interest expenses for the remainder of 2006 and beyond;

•                  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries during their tax-exempt period and that, therefore, we will receive no tax benefits from the utilization of the net operating losses;

•                  our belief that we will need additional capital to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements;

•                  our belief that if we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders;

•                  our belief that we may not be able to obtain additional funds on acceptable terms, or at all;

•                  our belief that if we cannot raise additional funds on acceptable terms, we may not be able to execute our business plan or to continue as a going concern; and

•                  our belief as to the purchase obligations that are expected to become payable at various times through 2006.

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

As of September 30, 2006, we had cash, cash equivalents and short-term investments of $23,678,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of September 30, 2006

If market interest rates were to increase on September 30, 2006 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $33,000, or approximately 0.2% of the total portfolio (approximately 0.1% of total assets). Assuming that the average yield to maturity on our portfolio at September 30, 2006 remains constant throughout the fourth quarter of 2006 and assuming that our cash, cash equivalents and short-term investments balances at September 30, 2006 remain constant for the duration of the fourth quarter of 2006, interest income for the fourth quarter of 2006 would be approximately $235,000. Assuming a decline of 10% in the market interest rates at September 30, 2006, interest income for the fourth quarter of 2006 would be approximately $241,000, which represents an increase in interest income of approximately $6,000. The increase in interest income will result in an increase of the same amount to net income and cash flows from operating activities for the nine months ended September 30, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at September 30, 2006 over the remaining contractual lives.

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

We will need to raise additional capital in the near future, and if we are unable to timely secure adequate funds on terms acceptable to us, we may not be able to execute our business plan or to continue as a going concern.

Notwithstanding the closing of our Financing with Goldman, Sachs & Co. on March 23, 2006, which resulted in net proceeds to us of approximately $23,400,000, we will need to raise additional capital during the next 12 months to continue as a going concern and to execute our business plan and provide adequate working capital to satisfy our business objectives and other requirements. If we raise additional funds through the issuance of equity or convertible debt securities, we may be required to do so at a price per share below then-current trading prices thereby diluting our current stockholders. We may not be able to obtain funds on acceptable terms, or at all. This potential inability to raise funds on acceptable terms could seriously harm our business. If we cannot raise needed funds on an acceptable terms, we may not be able to execute our business plan or to continue as a going concern.

We have a history of significant losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $22,893,000 for the nine months ended September 30, 2006. As of September 30, 2006, our accumulated deficit was $258,043,000. Our revenues and gross margins may not grow or even continue at their current level and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

We have written down and may need to further record inventory valuation write-downs in the future if our sales levels do not match our expectations, or if selling prices decline more than we anticipate, which could adversely impact our operating results.

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

In this regard, our inventory increased substantially in 2004 and 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded an inventory valuation write-down of approximately $2,050,000 for the year ended December 31, 2005.  During the three and nine months ended September 30, 2006, we recorded an inventory valuation write-down of approximately $169,000.

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

The market for broadband products in the cable television industry is extremely competitive, subject to drastic technological changes and highly fragmented. Our products in the Cable Solutions segment are relatively new and unknown; accordingly, we have not generated significant revenue in this segment. We have only recently shipped our first commercial orders for our Spectrum Overlay solution to two systems of a top MSO. Other than these orders, to date, we have only begun to install our Spectrum Overlay products with customers in field trials. There can be no assurance that our initial installations of our cable products will be successful. As our cable products continue to be in a development stage, we may face challenges such as market resistance to a new product, perceptions regarding customer support and quality control.

We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer A, related party	85%	—	86%	—
Customer B	14%	9%	11%	1%
Customer C	1%	28%	1%	3%
Customer D	—	20%	1%	47%
Customer E	—	12%	1%	4%
Customer F	—	16%	—	2%
Customer G	—	10%	—	3%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

In this regard, sales to Customer A in the nine months ended September 30, 2006 accounted for the vast majority of our sales during that period. This customer was formed and initially capitalized in the first quarter of 2006 and has a very limited history of operations, profitable or otherwise. We expect sales to this customer to be material to our operations for the foreseeable future. If this customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our business could be harmed.

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

We may not be able to successfully operate businesses that we may acquire in a cost-effective and non-disruptive manner and realize anticipated benefits.

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

Our Spectrum Overlay solutions are at a relatively early stage in the commercialization of our cable products. We currently have limited relationships with potential customers and distributors as well as limited professional sales staff. We will be successful only if we are able to develop distribution channels to market and sell our cable products.

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

As of September 30, 2006, our management collectively owned approximately 31.3% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of September 30, 2006).

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

Date: November 14, 2006

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