Form 10-K
period 2006-12-31
VYYO INC
filed 2007-04-02
CIK 1104730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-30189

VYYO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction Of Incorporation or Organization)	94-3241270 (IRS Employer Identification No.)
6625 The Corners Parkway, Suite 100 Norcross, Georgia (Address of Principal Executive Offices)	30092 (Zip Code)

Registrant's Telephone Number, Including Area Code:    (678) 282-8000

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2007 (computed by reference to the closing price of the registrant's Common Stock as reported on the Nasdaq Global Market on such date): approximately $60,691,264.

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of March 29, 2007, was 18,303,231.

        Documents Incorporated by Reference:    Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated by reference from the definitive Proxy Statement for the registrant's 2007 annual meeting of stockholders.

VYYO INC.

2006 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

        The matters discussed in this Annual Report on Form 10-K, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

  •
  our belief that our renewed focus and dedication of our internal resources on our Cable Solutions segment will enhance our prospects and thereby increase stockholder value;

  •
  our belief that deployment of our T1 products depends on availability of bandwidth and that the use of our Spectrum Overlay solution could facilitate its growth;

  •
  our belief that strategic relationships, including license arrangements, will facilitate future product development and accelerate deployment of our solutions and that the licensing of complementary technologies to third parties with specific expertise is an effective means of expanding the features and functionality of our products and range of offerings;

  •
  our belief that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance;

  •
  our belief that the resolution of any litigation matters will not have a material adverse effect on our consolidated financial position or results of operations;

  •
  our belief that we do not anticipate paying cash dividends in the foreseeable future;

  •
  our belief that our most critical accounting policies include policies related to revenue recognition, impairment of long-lived assets and intangible assets, employee stock-based compensation, inventories, short-term investments fair value of financial instruments and debt issuance costs;

  •
  our expectation that adoption of SFAS No. 155 or EITF 06-3 will not have a material effect on our consolidated financial position or results of operations;

  •
  our anticipation that our revenues will remain concentrated among a few customers for the foreseeable future;

  •
  our expectation that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations;

  •
  our expectation that we will need to increase our research and workforce in future periods as we increase our efforts in our Cable Solutions segment to penetrate the cable market and meet the demands of our cable customers;

  •
  our anticipation that sales and marketing expenses of our Wireless Solutions segment will decrease in future periods given the reduction of our workforce following the relocation of our wireless sales and marketing support facilities and our general de-emphasis of our Wireless Solutions segment;

  •
  our anticipation that our sales and marketing workforce will increase in future periods as we increase our efforts in our Cable Solutions segment to penetrate the cable market and meet the demands of our cable customers;

  •
  our expectation that the consolidation of our corporate headquarters in Norcross, Georgia will enable us to reduce costs over time, to improve our access to top cable industry talent and to improve our location efficiencies and controls;

  •
  our expectation that the one-time increases in general and administrative expenses due to relocation expenses and personnel changes incurred in the consolidation of our United States locations will be offset by reduced facility charges;

  •
  our expectation that general and administrative expenses will increase in the year ended December 31, 2007 compared to the year ended December 31, 2006 given the recent split of our chief executive officer and chairman function between two employees, and as we continue to search for talented cable industry talent, implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act of 2002 and execute our strategic plans and business development efforts focused on our Cable Solutions segment;

  •
  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during tax exemption periods (provided under Israeli law);

  •
  our belief that the cash received in our 2007 Financing, coupled with our anticipated cash flows used for operations, will be sufficient to meet our operating and capital expenditures for at least the next 12 months;

  •
  our expectation that we will continue to incur losses for the foreseeable future;

  •
  our belief that failure to secure additional capital or to expand our revenue base to achieve profitability, would likely result in our depleting our available funds and not being able to pay our obligations when they become due;

  •
  our belief as to the payment of purchase obligations that are expected to become payable at various times through 2007; and

  •
  our expectation that our operating results or cash flows will not be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

PART I

Item 1.    Business

Overview

        Vyyo Inc. and its wholly-owned subsidiaries (collectively, "we," "us" or "our") provide cable and wireless broadband access solutions through two business segments: the "Cable Solutions" segment and the "Wireless Solutions" segment. Our primary focus is now on our Cable Solutions segment, and significantly all of our internal resources are focused on enhancing our visibility in and penetration of the cable market.

        Our products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers ("WISP"). Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

        Our Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable's wireless or hybrid-fiber coax ("HFC") networks. Additionally, our "Spectrum Overlay" technology is used to expand cable operators' typical HFC network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. Our Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). Xtend markets our Spectrum Overlay and T1 over HFC products. We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of the acquisition of Xtend, see note 7 of our 2006 annual Consolidated Financial Statements.

        Our Wireless Solutions segment includes products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition ("SCADA") of their geographically disbursed, remote assets. Additionally, it includes our WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

        Vyyo Inc. was incorporated in Delaware in 1996.

Cable Solutions Segment

        Our primary focus and dedication of resources is in our Cable Solutions segment. In 2006, we strengthened our efforts to penetrate the cable industry and expect to continue this strategy in 2007 and beyond. We believe this renewed focus and dedication of our internal resources on our Cable Solutions segment will enhance our prospects and thereby increase stockholder value. The recent additions of James A. Chiddix as the new Vice Chairman of our Board of Directors and Wayne H. Davis as our new Chief Executive Officer validate our efforts and increase our visibility within the cable industry. See note 19 of our annual Consolidated Financial Statements.

  General

        Products from our Cable Solutions segment include voice grade T1 for business services and our Spectrum Overlay solution which is a radio frequency ("RF") family of products with node, amplifier, splitter and passive elements targeted to the coaxial portion of the existing cable infrastructure. Our Spectrum Overlay solution is designed to enable the layer-one expansion of available spectrum in a typical cable HFC network, which in turn allows cable system operators ("MSOs") to provide more bandwidth-intensive services to their customers.

  Our Cable Solutions

        Our Cable Solutions products provide MSOs with the opportunity to increase the raw bandwidth on their legacy HFC network through our advanced technology. Our technology has the potential to help MSOs develop new sources of revenue by (a) providing residential subscribers with the enhanced "quadruple play" of voice, data, video and wireless services; (b) increasing capacity for high definition television, video-on-demand, network-based digital video recording, high definition video-on-demand, peer-to-peer gaming and peer-to-peer video conferencing; (c) enabling residential and commercial high-speed symmetrical data services; and (d) attracting new small and medium-sized business ("SMB") customers through T1 and/or other business services.

        Our products are designed to be "backwards compatible" with the existing network equipment so as not to affect existing residential services. This is accomplished by overlaying spectrum in parallel to current networks which allows the utilization of pre-existing digital equipment. We designed our solution to pass through all of the legacy services and overlay the expanded services without interfering with cable's traditional services. The products provide a compatible architecture, through Block

Division Multiplexing™ technology, that, for example, enables the continued use of existing, standardized equipment, such as DOCSIS® (Data Over Cable Service Interface Specifications) cable modem termination systems, cable modems and digital set-top units.

        In a sample SMB application, the combination of our T1 technology and increased HFC capacity allows MSOs to service hundreds of T1 links over existing HFC networks. This solution potentially creates a new market for MSOs, enabling them to provide alternatives to incumbent carriers for SMBs that need to connect local telephone switches to the public switched telephone network, connect cellular towers to cellular carrier's point of presence via the existing HFC, or connect their local area network ("LAN") to another office or to the Internet. MSOs also can offer SMBs bundled services of television, high-speed data and telephony, giving them a competitive advantage over the incumbent telecom service providers.

  Products and Technology

        We have developed a broad range of Spectrum Overlay products to increase the bandwidth of existing cable television networks and have optimized such products for residential applications. In addition to our products being backward compatible, our T1 over HFC technology enables MSOs to deploy T1 links for commercial voice and data services, and to backhaul voice traffic between cellular towers and wireless providers' central offices via HFC plant.

        Our Spectrum Overlay solution consists of the following elements:

        Node Products: XHUB.    The XHUB is located at the fiber node and converts the HFC network standard frequency band to the coaxial plant's extended bands. Our Spectrum Overlay XHUB 3006 is a block multiplexer and frequency converter which multiplexes two downstream blocks, each carrying a different content, onto a single cable coaxial plant while demultiplexing five upstream blocks.

        Trunk Amplifiers: Xtendifier and XBridger.    The Xtendifier is the amplification and gain control element of the overlaid coaxial plant. The Xtendifier is installed along the coaxial line, in parallel to existing line extenders. Our XFR 3000 is a bi-directional, wide-band amplifier which operates in conjunction with the legacy amplifier. The XBridger performs the same functions, but is placed in conjunction with a multiple output legacy XBridger amplifier.

        Passive Elements.    Our 3GHz passive elements replace the existing passive elements (taps, splitters, line power inserters and line equalizers). The XSP replaces existing splitters and directional couplers; the XFFT and XPTF replace existing taps; the XLPI replaces existing power line inserters and the XLEQ replaces existing line equalizers, all providing bandwidth performance supporting the increased frequencies used with the Spectrum Overlay solution.

        CPE Device: XTB.    The Spectrum Overlay XTB is a block division multiplexer and frequency converter that interfaces with existing standard customer premise equipment ("CPE") devices, enabling subscribers to enjoy true quadruple play services.

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

        T1 Modems.    Our modems are located in residences, SMBs or at cellular sites. The modem delivers telephony services (T1/E1) and high-speed data connections to business and residential subscribers. These modems send and receive data and voice traffic to and from the XMTS via wireless or HFC networks.

  Customers

        We target MSOs through our Cable Solutions segment. We generally sell products based on individual purchase orders; accordingly, customers are not obligated by long-term contracts. Our customers can generally cancel or reschedule orders upon short notice and can discontinue using our products at any time.

        Our Cable Solutions segment did not generate revenue until the three months ended September 30, 2005, and these revenues were not, and have not been, significant. We continue to expect that a relatively small number of customers will account for a large percentage of our revenues. Furthermore, we believe that the deployment of our T1 products depends on availability of bandwidth and that the use of our Spectrum Overlay solution could facilitate its growth. See note 18 of our 2006 annual Consolidated Financial Statements for financial information about our Cable Solutions segment.

  Sales and Marketing

        Our direct sales force in the United States targets both domestic and international MSOs of all sizes. We promote our products through direct personal contact, presentations at trade shows, expositions, seminars and lectures and public relations efforts. While we have recently increased our efforts in targeting global markets, the majority of our efforts continue to be focused within North America.

        Our current strategy also includes pursuing strategic licensing and technology transfer agreements with cable equipment vendors. These agreements include licensing our intellectual property associated with our passive and active product lines. These strategic relationships will allow for broader customer acceptance and multiple supply channels while increasing our revenues from the licensing fees. We believe that such strategic relationships will facilitate future product development and accelerate deployment of our solutions. We also believe that the licensing of complementary technologies to third parties with specific expertise is an effective means of expanding the features and functionality of our products and range of offerings.

        In 2005 we were named as an approved vendor for Cox Communications Inc. with respect to our TI over HFC systems for business customers. This approved-vendor status for TI over HFC is in addition to our approved-vendor status with Cox Communications for our Spectrum Overlay solution. Our T1 product also was tested by two other top tier MSOs and was deployed by several small MSOs. In addition, our Spectrum Overlay products are being evaluated at different levels at other leading MSOs in North America.

        In March 2007, we announced that we were teaming with StarHub, Singapore's only cable company and 2nd largest info-communications company, to respond to a request for proposal for Singapore's Next Generation National Broadband Network. We will work with StarHub to facilitate a deployment of our Spectrum Overlay within the existing StarHub HFC infrastructure, which passes one million homes. Later in 2007, StarHub has indicated that it plans to deploy our products in certain nodes, in anticipation of StarHub's deployment of new services over Spectrum Overlay.

  Manufacturing

        We outsource manufacturing to contract manufacturers that have the expertise and ability to respond quickly to customer orders while maintaining high quality standards. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. The components for the equipment we supply are purchased on a purchase order basis. We do not rely in a material way on guaranteed supply or long-term contractual agreements with any suppliers. In addition, some of the components used in our products are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our products. We perform some assembly and testing in our Israeli facility.

  Research and Development

        Our research and development activities in the Cable Solutions segment are focused on responding to the needs of MSOs. Our ongoing product development program assesses MSOs' needs and technological changes in the cable market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development" for a description of research and development expenses for our Cable Solutions segment.

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

        Our Cable Solutions segment competes with technologies such as higher modulation over cable (1024QAM) and high-end encoding/compression (e.g., MPEG-4), Switched Digital Video, the upgrading of coaxial networks to 1GHz and fiber optic solutions. MSOs have partial alternatives to our technology for increasing bandwidth on their systems, including fiber-based solutions and node-splitting. In addition, MSOs themselves face competition from the high bandwidth solutions offered by satellite providers and incumbent telecommunications operators, including digital subscriber line ("DSL") technology, and from fiber-to-the-home/curb technologies.

        Many of our competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with MSOs. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Scientific-Atlanta (purchased by Cisco Systems, Inc. in 2006); Motorola, Inc.; BigBand Networks, Inc.; C-Cor Incorporated and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressures may seriously harm our business.

Wireless Solutions Segment

        During 2006, we began to focus substantially all of our efforts and internal resources on our Cable Solutions segment. Given our renewed focus on the cable industry, we have begun to de-emphasize our Wireless Solutions segment, and this de-emphasis is expected to continue in 2007 and beyond.

  Our Wireless Solution

        Our wireless solutions enable utilities to operate private wireless networks for communications, monitoring and SCADA of their geographically disbursed, remote assets. We also provide wireless broadband end-to-end solutions to service providers and WISPs to deliver wireless, high-speed data connections. Our systems are targeted to service providers and system integrators, who provide network planning and integration services. We then integrate our systems with other components in the network and provide their customers with end-to-end network solutions.

        Our solution consists of a wireless hub, which serves as a point of convergence for data traffic in a network, network management system and wireless CPE. Each wireless hub is located at a base station, which houses the network components of our system. Each hub transmits and receives network traffic to and from our wireless modems, which are installed at multiple subscriber locations. Our network management system provides remote monitoring and configuration services with respect to the wireless hubs and modems to allow the service provider to operate the system from a central location.

        Our solutions are deployed in point-to-multipoint applications at the radio frequencies designated for two-way broadband communication. The majority of our systems are deployed in the 700MHz bands in the United States. We also support an existing customer base with our products integrated in the 3.5GHz band internationally and the 2.5GHz band. Our systems support both voice and data communications.

  Customers

        One of our customers accounted for a large percentage of our revenues. In 2006, we signed an equipment purchase agreement with Arcadian Networks, Inc. ("ANI"), a service provider to the utilities industry. See note 4 of our 2006 annual Consolidated Financial Statements for a description of this relationship. We will continue to depend on a limited number of customers for a substantial portion of our revenues. See note 18 of our 2006 annual Consolidated Financial Statements for financial information about our Wireless Solutions segment.

  Competition

        Many of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, will be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with system integrators and service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products.

Employees

        We have 139 employees in the United States and Israel, substantially all of whom are focused on our Cable Solutions segment. Our United States employees are not represented by a labor union and we have not experienced any work stoppages.

        Our Israeli subsidiaries are subject to Israeli labor laws and regulations with respect to our Israeli employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

        Our Israeli subsidiaries are subject to provisions of certain collective bargaining agreements by order of the Israeli Ministry of Labor and Welfare. These provisions principally concern wages, cost of living expenses and other conditions of employment. We provide our Israeli employees with benefits and working conditions above the required minimums. Our Israeli employees are not represented by a labor union and we have not experienced any work stoppages.

Government Regulation

        Our compliance with regulation agencies, such as the Federal Communications Commission, requires us to do ongoing verification and testing and may add delays to our product upgrades and releases and we may not be able to meet those regulations for future products. Those regulations also may change which could require us to modify our systems, which may be expensive and time-consuming, and incur substantial compliance costs and seriously harm our business. If we are not able to adapt our products and technologies to any such changes, our ability to license or sell our solutions would be impaired.

        Our wireless business depends on the availability of certain radio frequencies for broadband two-way communications. Radio frequencies are subject to extensive regulation worldwide. Each country has different regulation and regulatory processes for wireless communications equipment and uses of radio frequencies. The regulatory environment in which we operate is subject to significant change, the results and timing of which are uncertain. Historically, in many countries the unavailability of radio frequencies for two-way broadband communications has inhibited the growth of such networks. The process of establishing new regulations for broadband wireless frequencies and allocating such frequencies to operators is complex and lengthy. Our customers and potential customers may not be able to obtain sufficient frequencies for their planned uses of our systems. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering our systems and seriously harm our business.

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

        We are subject to export control laws and regulations with respect to certain of our products and technology. Additional stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights.

Intellectual Property

        We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is important to our business. Our Cable Solutions segment has one issued patent in the United States and 36 patent applications pending worldwide, including 13 in the United States. Our Wireless Solutions segment has 10 issued patents, all in the United States.

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

        We also rely on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with our employees, advisors and consultants and non-disclosure agreements with our suppliers and distributors. These agreements may be breached, we may not have adequate remedies for any breach or our unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect our products or intellectual property rights to the same extent as do the laws of the United States.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will be subject increasingly to license offers and infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps.

        Patents of third parties may be determined to be valid, or some or all of our products may ultimately be determined to infringe those patents. Patent holders may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of any future adverse result in any litigation with respect to intellectual property rights relevant to our products, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties, either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Shira Computers Ltd.

        In 2002 we acquired all of the outstanding stock of Shira, an Israeli company that provided software products for the prepress and publishing markets. In 2003, we ceased all of Shira's business operations and terminated all of its employees due to the continuing decline in Shira's sales, its recurring losses and its inability to penetrate the market

        On March 31, 2005, we sold all of our shares of Shira stock. The purchasers assumed all liabilities of Shira totaling $270,000 and are required to pay us 22.5% to 42.5% of the proceeds that may be received upon any subsequent sale of Shira or its assets without a limitation of time. The gain from this sale was $290,000 and was recorded in discontinued operations. During the years ended December 31, 2006 and 2005, we received an additional $78,000 and $166,000, respectively, from the Shira purchasers.

Segments and Geographic Information

        See note 18 of our 2006 annual Consolidated Financial Statements for a description of financial matters related to our Cable Solutions and Wireless Solutions segments, as well as geographic information related to our business.

Item 1A.    Risk Factors

        Our business is subject to substantial risks, including the risks described below.

We have a history of significant losses, expect future losses and may never achieve or sustain profitability.

        We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $29,426,000 for the year ended December 31, 2006 and as of that date our accumulated deficit was $264,576,000. Our revenues and gross margins may not grow or even continue at their current levels and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

We have written down and may need to further write-down our inventory in the future if our sales levels do not match our expectations, or if selling prices decline more than we anticipate, which could adversely impact our operating results.

        We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, unpredictable sales patterns, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. In addition, some of the components we require have long lead-times and we are required to order or build inventory well in advance of the time of our anticipated sales.

        Our inventory is stated at the lower of cost or market value. Determining market value of our inventory requires numerous judgments, including, but not limited to, judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realized value. We may reduce the value of our inventory when we determine that inventory is slow moving, obsolete, excessive or if the selling price of the product is insufficient to cover product costs and selling expenses.

        In this regard, our inventory increased substantially in 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a write down of inventory and non-cancelable purchase commitments of $424,000 and $2,050,000 for the years ended December 31, 2006 and 2005, respectively.

        If our sales do not increase, the sales price of our products decrease or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to write down additional inventory. Any such write-down would adversely affect our operating results in future periods.

We may have insufficient capital to execute our business plan.

        On March 27, 2007, we closed a financing of $35,000,000 from Goldman, Sachs & Co., as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Financing" (the "2007 Financing"). In the 2007 Financing, we delivered a $35,000,000 5% Convertible Note (the "2007 Convertible Note"), $17,500,000 of which was used to payoff the outstanding $10,000,000 10% Convertible Note due March 20, 2011 (the

"$10,000,000 2006 Convertible Note") and $7,500,000 9.5% Senior Secured Note due March 20, 2011(the $7,500,000 Senior Secured Note") issued to Goldman, Sachs & Co. in the financing completed in March 2006. Following this payoff, our net proceeds were $17,500,000. Notwithstanding the 2007 Financing, we may need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we may not be able to successfully execute our business plan.

If we default under the 2007 Convertible Note delivered to Goldman, Sachs & Co., the principal and accrued interest would become due and payable which would substantially harm our cash position and business prospects.

        On March 27, 2007, we closed the 2007 Financing which included delivery of the 2007 Convertible Note in the principal amount of $35,000,000. The 2007 Convertible Note contains events of default that, if triggered, would require us to pay the principal and accrued interest under such note immediately (after the expiration of applicable cure periods). If an event of default occurs under the 2007 Convertible Note and the holder declares all outstanding principal and interest immediately due and payable, our cash position and business prospects would be substantially harmed.

If we fail to achieve significant market penetration and customer acceptance of our cable products, our prospects would be substantially harmed.

        The market for broadband products in the cable industry is extremely competitive, subject to drastic technological changes, changes in capital expenditure budgets and highly fragmented. Our products in the Cable Solutions segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. We have only recently shipped our first commercial orders for our 3GHz Spectrum Overlay solution to two systems of a top MSO. Other than these orders, we have only begun to install our 3GHz Spectrum Overlay products with customers in field trials. There can be no assurance that our installations of our cable products will be successful. As some of our cable products continue to be in a development stage, we may face challenges such as market resistance to new products, perceptions regarding customer support and quality control.

        We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

Our success will depend on future demand for additional bandwidth by MSOs and their customers and the willingness and ability of MSOs to substantially increase available bandwidth on their networks using our alternative technology solution.

        Because our cable products expand available bandwidth over existing infrastructure, demand for these products depends on demand for additional bandwidth by MSOs and their customers. The scope and timing of customer demand for additional bandwidth is uncertain and hard to predict. The factors influencing this demand include competitive offerings, applications availability, pricing models, costs, regulatory requirements and the success of initial roll-outs.

        For our cable products to be sold in significant quantities, MSOs also must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenue streams to justify the deployment of our technology. If the future demand for bandwidth is insubstantial, is addressed by alternative technologies or does not develop in the near future, our prospects would be adversely affected.

We have not yet produced or deployed our cable products in high volumes.

        We have not yet produced our Spectrum Overlay solutions in high volumes and there may be challenges and unexpected delays, such as quality control issues, in our attempts to increase volume and lower production costs. Our long-term success depends on our ability to produce high quality products at a low cost and, in particular, to reduce the production cost of our cable products designed for residential use.

        Because we have not yet deployed our Spectrum Overlay solutions in high volumes, there is significant technology risk associated with any such future deployment. We cannot be sure that any such high volume deployment would be successful.

Our future growth depends on market acceptance of several emerging broadband services, on the adoption of new broadband technologies and on several other broadband industry trends.

        Future demand for our broadband products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, video-on-demand, high definition television, very high-speed data services and voice-over-internet protocol ("VoIP") telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises networks, video compression standards such as MPEG-4 and Microsoft's Windows Media 9, the greater use of protocols such as IP and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

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

We will need to develop distribution channels to market and sell our cable products.

        Our Spectrum Overlay solutions are in the early stages of commercialization. We currently have limited relationships with potential customers and distributors as well as limited sales staff. We will be successful only if we are able to develop distribution channels to market and sell our cable products in sufficient volumes.

        To develop such channels and market and sell our cable products, we need to grow our sales and marketing team, many of whom will be based in the United States. It may be difficult for us to hire and retain additional qualified personnel. Integrating new personnel, particularly United States based personnel, may be challenging from a culture and logistics perspective because most of our employees currently are based in Israel.

        We currently have limited exposure to global business opportunities, and will not be able to take advantage of meaningful potential global demand for our products unless and until we are able to develop meaningful global distribution channels and strategies.

Because of our long product development process and sales cycle, we may continue to incur substantial expenses without sufficient revenues that could cause our operating results to fluctuate.

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

If telecommunications service providers and systems integrators do not promote and purchase our products, or if the telecommunications equipment market does not grow, our business will be seriously harmed.

        Telecommunications service providers continually evaluate alternative technologies, including digital subscriber line, fiber and cable. If service providers or systems integrators do not emphasize systems that include our products, choose to emphasize alternative technologies or promote systems of our competitors, our business would be seriously harmed.

        Market conditions remain difficult and capital spending plans are often constrained. It is likely that further industry restructuring and consolidation will take place. Companies that have historically not had a large presence in the broadband access equipment market have expanded their market share through mergers and acquisitions. The continued consolidation of our competitors could have a significant negative impact on us. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins.

        If the telecommunications market, and in particular the market for broadband access equipment, does not improve and grow, our business would be substantially harmed.

If the communications, Internet and cable television industries do not grow and evolve in a manner favorable to our business strategy, our business may be seriously harmed.

        Our future success depends upon the growth of the communications industry, the cable television industry and, in particular, the Internet. These markets continue to evolve rapidly because of advances in technology and changes in customer demand. We cannot predict growth rates or future trends in technology development. It is possible that cable operators, telecommunications companies or other suppliers of broadband services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures or technologies, our business will suffer. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualifications processes and can result in delays of current products.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

        A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Year Ended December 31,
	2006	2005	2004
Customer A (related party)	84%	—	—
Customer B	13%	1%	—
Customer C	1%	45%	19%
Customer D	—	8%	19%
Customer E	—	2%	13%
Customer F	—	—	21%

        We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

        In this regard, sales to Customer A in the year ended December 31, 2006 accounted for the vast majority of our sales during that year. This customer was formed in 2006 and has a very limited history of operations, profitable or otherwise. If this customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our business could be harmed. As sales to this customer were made by our Wireless Solutions segment, if this customer is not successful, the effect to us will be tempered given the refocus of our internal resources on our Cable Solutions segment. In this regard, we expect that a significant source of our revenues in 2007 and beyond will come from our Cable Solutions segment rather than our Wireless Solutions segment.

We may not be able to successfully operate businesses that we may acquire, in a cost-effective and non-disruptive manner and realize anticipated benefits.

        We may explore investments in or acquisitions of other companies, products or technologies, including companies or technologies that are not complementary or related to our current solutions. We ultimately may be unsuccessful in operating and/or integrating an acquired company's personnel, operations, products and technologies into our business. These difficulties may disrupt our ongoing business, divert the time and attention of our management and employees and increase our expenses.

        Moreover, the anticipated benefits of any acquisition may not be realized or may not be realized in the time period we expect. Future acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other identifiable intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business. In addition, we could spend significant resources in searching for and investigating new business opportunities, and ultimately may be unsuccessful in acquiring new businesses.

We depend on cable and telecommunications industry capital spending for our revenue and any decrease or delay in such spending would adversely affect our prospects.

        Demand for our products will depend on the size and timing of capital expenditures by MSOs and telecommunications service providers. These capital spending patterns are dependent upon factors including:

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

        We do not participate in the standards process of the Cable Television Laboratories, Inc., a cable industry consortium that establishes cable technology standards and administers compliance testing. In the future, we may determine to join or not join other standards or similar organizations. Our membership in these organizations could dilute our proprietary intellectual property rights in our products while our failure to participate in others could jeopardize acceptance of any of our products that do not meet industry standards.

Product standardization, as may result from initiatives of MSOs and the wireless industry could adversely affect our prospects.

        Product standardization initiatives encouraged by MSOs and telecommunications companies may adversely affect revenues, gross margins and profits. In the past, standardization efforts by major MSOs have negatively impacted equipment vendors by leading to equipment obsolescence, commoditization and reduced margins. If our products do not comply with future standards, our prospects could be adversely affected.

Since we reduced our workforce in 2005, our research and development efforts could continue to be harmed.

        We implemented a cost reduction program in 2005 by reducing our workforce, which resulted in a reduction of our workforce of approximately 16%. This reduction has had the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts. In this regard, we are currently experiencing difficulty in hiring skilled research and development personnel in Israel. If this difficulty continues in the foreseeable future, our research and development efforts would be harmed.

Competition may result in lower average selling prices, and we may be unable to reduce our costs at offsetting rates, which may impair our ability to achieve profitability.

        There has been significant price erosion in the broadband equipment field. We expect that continued price competition among broadband access equipment and systems suppliers will reduce our gross margins in the future. We anticipate that the average selling prices of broadband access systems will continue to decline as product technologies mature. We may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and profitability for these systems. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

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

  •
  the ability of our existing and potential direct customers to finance the deployment of broadband access equipment and systems;

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

        Our research and development and final testing and assembly facilities, a majority of our employees and some of our contract manufacturers are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have dramatically escalated in recent years, which could disrupt our operations. In addition, the wars in Iraq and Afghanistan and the current military and political presence of the United States or its allies in Iraq and Afghanistan could cause increasing instability in the Middle East and further disrupt relations between Israel and its Arab neighbors. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Moreover, several countries still restrict business with Israel and with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel or Israeli businesses.

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

Because substantially all of our revenues are generated in United States dollars while a portion of our expenses are incurred in New Israeli Shekels, our results of operations could be seriously harmed if the rate of inflation in Israel exceeds the rate of devaluation of the New Israeli Shekel against the United States dollar.

        Our functional currency is the United States dollar. We generate substantially all of our revenues in United States. dollars, but we incur a substantial portion of our expenses, principally salaries and related personnel expenses related to research and development, in New Israeli Shekels, or NIS. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel.

Because we generally do not have contracts with our customers, our customers can discontinue purchases of our systems at any time, which could adversely affect future revenues and operating results.

        We generally sell our broadband access equipment and systems based on individual purchase orders. Our customers generally are not obligated by agreements to purchase our systems, and the agreements we have entered into, other than our agreement with ANI, do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

The effects of regulatory actions could impact spectrum allocation and frequencies worldwide and cause delays or otherwise negatively impact the growth and development of the broadband market, which would adversely affect our business.

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

  •
  industry standards.

        Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Scientific Atlanta (purchased by Cisco Systems, Inc. in 2006); Motorola, Inc.; BigBand Networks, Inc.; C-Cor Incorporated and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. In the cable industry, our cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain or expand our business.

        Our future success in the wireless telecommunications market depends on high-speed wireless communications products gaining market acceptance as a means to provide voice and data communications services. Because these markets are relatively new and unproven, it is difficult to predict if these markets will ever develop, expand or be sufficiently large to sustain our business. Major service providers in the United States have ceased, delayed or reduced their rollouts and may further delay or reduce rollouts in the future. Our expectations with respect to a recovery, if any, in the telecommunications market, may not prove accurate. In the event that service providers adopt technologies other than the wireless technologies that we offer or if they delay further their deployment of high-speed wireless communication products, we will not be able to sustain or expand our business.

        While we continue to operate our Wireless Solutions segment, our primary focus is now on our Cable Solutions segment. Accordingly, we may consider a variety of alternatives to Wireless Solutions segment, including the sale, divestiture, license or restructuring of a substantial portion or all of our current wireless network technology or assets.

Hardware defects or firmware errors could increase our costs and impair the market acceptance of our systems, which would adversely affect our future operating results.

        Our systems occasionally contain certain defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our firmware or hardware that we have not detected. We have in the past experienced, and may experience from time-to-time, defects in new or enhanced products and systems after shipments, or defects in deployed systems. This could occur in connection with stability or other performance problems. Our customers integrate our systems into their networks with components from other vendors. Accordingly, when problems occur in a network system, it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our engineering personnel from our product development efforts to address the defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we also may be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our systems or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our systems.

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop compatible, required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

        We currently have relationships with a limited number of contract manufacturers for the manufacturing of our products, substantially all of whom are located in Israel and Taiwan. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays causing our results of operations to suffer. Our limited experience with these manufacturers and lack of visibility as to the manufacturing capabilities of these companies if our volume requirements significantly increase does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems is unlikely to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into an agreement with a manufacturer for our modems would harm our business.

        In addition to sales to system integrators, we also sell in some instances directly to service providers. Such direct sales require us to resell equipment to service providers manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We are particularly dependent on third party radio suppliers in selling our 3.5GHz and other products. We currently have limited relationships with third party suppliers. If we are unable to establish meaningful relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

        Furthermore, we have produced certain of our products only in limited quantities. If demand for these products increases significantly, we will need to implement and address additional processes, procedures and activities necessary to support increased production. If we are unable to do so, our business would be substantially harmed.

We obtain some of the components included in our solutions from a single source or a limited group of suppliers, and the loss of any of these suppliers could cause production delays and a substantial loss of revenue.

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

        We have increased certain expenses to address new business opportunities in the Cable Solutions segment, and we will need to continue to monitor closely our costs and expenses. If the market for our cable solutions does not expand or takes longer to develop than we expect, we may need to further reduce our operations. In addition, our acquisition of Xtend has caused our costs to increase as we seek to develop business.

Delays and shortages in the supply of components from our suppliers and third party vendors could reduce our revenues or increase our cost of revenues.

        Delays and shortages in the supply of components are typical in our industry. We have experienced minor delays and shortages on more than one occasion. In addition, if worldwide manufacturing capacity does not rise along with a rise in demand, our subcontract manufacturers could allocate available capacity to larger customers or to customers that have long-term supply contracts in place.

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

  •
  stop the manufacture, use and sale of infringing products; or

  •
  expend significant resources to develop non-infringing technology.

        Any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

If we do not adequately protect our intellectual property, we may not be able to compete and our ability to provide unique products may be compromised.

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

        We regularly evaluate and seek to explore and develop derivative products relating to our Cable Solutions segment. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty makes it difficult to forecast future demand for our products.

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

        Some of our products and technology are subject to export control laws and regulations. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include products exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. We may not be able to renew our export licenses as necessary from time to time. In addition, we may be required to apply for additional licenses to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications and enhancements, or more stringent export control requirements could seriously harm our business.

We are incurring additional costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.

        The Sarbanes Oxley Act of 2002 and the resulting rules of the Nasdaq Stock Market will continue to require changes in our corporate governance, public disclosure and compliance practices. The scope of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs.

        As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the Securities and Exchange Commission ("SEC") and the Public Company Accounting Oversight Board (the "PCAOB"). We will be required to make our first annual certification on our internal controls over financial reporting in our annual report for the fiscal year ended December 30, 2007. In preparing for such certification, we are evaluating our internal controls for compliance with applicable SEC and PCAOB requirements, and we may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and may need to hire additional personnel. Although our review is not complete, we are taking steps to improve our internal control structure by dedicating internal resources to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of the end of our fiscal year 2007. Moreover, although our management will continue to review and evaluate the effectiveness of our internal controls, we can give no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

        These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

Our success depends significantly on Davidi Gilo, our Chairman of the Board, the loss of whom could seriously harm our business.

        Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we significantly depend on the services of Davidi Gilo, our Chairman of the Board and former Chief Executive Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Mr. Gilo or other members of senior management or other key personnel could seriously harm our business.

Recent regulations related to equity compensation could adversely affect earnings, affect our ability to raise capital and affect our ability to attract and retain key personnel.

        Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board ("FASB") has adopted changes to generally accepted accounting principals in the United States ("GAAP") that require us to record a charge to earnings for employee stock option grants, as well as other equity based awards. The change has negatively impacted our earnings and, if such impact is material in the future, could affect our ability to raise capital on acceptable terms. In addition, regulations implemented by the Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent these new regulations make it more difficult or unacceptably expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

The government programs and benefits we receive require us to satisfy prescribed conditions. These programs and benefits may be terminated or reduced in the future, which would increase our costs and taxes and could seriously harm our business.

        Certain of our capital investments have been granted "approved enterprise" status under Israeli law providing us with certain Israeli tax benefits. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions stipulated in applicable law and in the specific certificate of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we enjoyed the tax benefits and would likely be denied these benefits in the future. From time to time, the government of Israel has considered reducing or eliminating the benefits available under the approved enterprise program. These tax benefits may not be continued in the future at their current levels or at all. The termination or reduction of these benefits would increase our taxes and could seriously harm our business. As of the date hereof, our Israeli subsidiaries have accumulated loss carry forwards for Israeli tax purposes and therefore have not enjoyed any tax benefits under current approved enterprise programs.

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

We may lose our United States income tax net operating loss carryforwards if we experience a significant change in ownership.

        The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Any "change in ownership," as described in Section 382 of the Internal Revenue Code, may substantially limit our ability to utilize the net operating losses carryforwards. As of December 31, 2006, we had United States federal net operating loss carryforwards of approximately $55,100,000, which will expire in years 2011 through 2026 and state net operating losses of approximately $40,200,000 which will expire in years 2008 through 2016.

A majority of our directors and certain officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

        A majority of our Board of Directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman and certain of our officers, have had professional relationships with Davidi Gilo, our Chairman of the Board and former Chief Executive Officer, and his affiliated companies for several years. These members of our Board of Directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the Board. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, is an investor and co-chief executive officer of an Israeli investor group in which Mr. Gilo was an investor until October 2005, and is co-chief executive officer and a director of Clal Industries and Investments, Ltd., which has made a significant investment in ANI, a related party of our company. However, the long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be considered to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay could be reduced and any merger or takeover could be delayed.

        As of December 31, 2006, our management collectively owned approximately 35.73% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of December 31, 2006).

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

        We rely on a continuous power supply for manufacturing and to conduct our business operations. Interruptions in electrical power supplies occur around the world from time to time. Meanwhile, prices of the resources, such as electrical power and crude oil, upon which we ultimately rely, directly or indirectly, in running our business have been volatile. Power shortages could disrupt our manufacturing, information technology and business operations and those of many of our suppliers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. Any disruption to our operations or those of our suppliers could result in damage to our current and prospective business relationships and could result in lost revenue and additional expenses, thereby harming our business and operating results.

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

        To date, the trading volume in our common stock generally has been relatively low and significant price fluctuations can occur as a result. If the generally low trading volumes experienced to date continue, such price fluctuations could continue in the future and the sale prices of our common stock could decline significantly. Investors may therefore have difficulty selling their shares.

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

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our shares adversely or if our operating results to not meet their expectations, the price of our common stock could decline.

        The trading market for our common stock will be influenced by the research and reports that industry and securities analysts publish about us or our business. If these analysts fail to publish reports about us or if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our common stock to decline. Moreover, if one or more analysts who cover us downgrade our common stock or if our operating results do not meet their expectations, the price of our common stock could decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We are headquartered in Norcross, Georgia where we lease approximately 14,654 square feet of commercial space. Our lease for these facilities expires on January 31, 2012. These facilities are used for executive office space, including sales and marketing, finance and administration and technical customer support.

Location	Major Activity	Leased Space (square footage)	Expiration of Current Lease
Norcross, Georgia	Corporate headquarters; sales and marketing, finance and administration	14,654	January 2012
San Jose, California	Sales and marketing	2,285	May 2007
Modi'in District of Israel	Research and development, product assembly and testing	42,200	November 2010

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq Global Market under the symbol "VYYO." The following table presents the high and low sales prices of our common stock in each quarter of 2005 and 2006, as reported by the Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$8.66	$4.77
Second Quarter	7.97	5.12
Third Quarter	6.45	4.25
Fourth Quarter	4.57	3.21
Year Ended December 31, 2005
First Quarter	$9.57	$6.80
Second Quarter	8.26	5.61
Third Quarter	6.99	3.63
Fourth Quarter	6.94	3.70

        On March 29, 2007, the closing price of our common stock as reported on the Nasdaq Global Market was $7.799 per share. As of March 29, 2007, there were approximately 100 holders of record of our common stock, which we believe represents approximately 2,200 beneficial holders.

        Dividend Policy.    We have never declared or paid any cash dividends on shares of our common stock. We presently intend to retain any future earnings to fund the development and expansion of our business, and do not anticipate paying cash dividends on our common stock in the foreseeable future.

        Through our Israeli subsidiaries we participate in the "alternative benefits program" under the Israeli law for the Encouragement of Capital Investments, 1959, under which we realize certain tax exemptions. If an Israeli subsidiary distributes a cash dividend to us from income which is tax exempt, other than in connection with the subsidiary's complete liquidation, it would be taxed at the corporate rate applicable to such income (currently between 10% to 25%). Pursuant to Article 12 of the Income Tax Treaty between Israel and the United States, if we were to receive a dividend from an Israeli subsidiary from income derived during any period for which the subsidiary is entitled to the reduced tax rate applicable to an approved enterprise, then that subsidiary would be required to withhold 15% of the gross amount of the dividend payable to us under certain conditions.

        Securities Authorized for Issuance under Equity Compensation Plans.    The following chart sets forth certain information as of December 31, 2006, with respect to our three stock option plans: 1996 Equity Incentive Plan, 1999 Employee and Consultant Equity Incentive Plan and Third Amended and Restated

2000 Employee and Consultant Equity Incentive Plan (the "2000 Plan"). Currently, we only grant stock options under our 2000 Plan.

        Each of our plans has been approved by our stockholders. The number of shares reserved for issuance under the 2000 Plan automatically increases on January 1st of each year by the lesser of (i) 1,000,000 shares, or (ii) 10% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,215,013	$5.36 per share	1,559,167
Equity compensation plans not approved by security holders	None	None	None
Total	6,215,013	$5.36 per share	1,559,167

Item 6.    Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands of U.S. $, except per share data)
Statements of Operations Data:
Revenues
Revenues	$1,279	$2,367	$6,094	$6,060	$4,577
Revenues from related party	6,721	—	—	—	—

Total revenues	8,000	2,367	6,094	6,060	4,577

Cost of revenues:
Cost of products sold	857	2,519	4,038	1,986	590
Cost of products sold to related party	5,253	—	—	—	—
Write-down of inventory and purchase commitments	424	2,050	—	—	—
Impairment and amortization of technology	—	2,014	194	—	—
Insurance reimbursement for damaged inventory	(710)	—	—	—	—

Total cost of revenues	5,824	6,583	4,232	1,986	590

Gross profit (loss)	2,176	(4,216)	1,862	4,074	3,987

Operating expenses (income):
Research and development, net	11,216	11,195	6,934	4,365	3,920
Acquisition of in-process research and development	—	—	1,402	—	—
Sales and marketing	9,261	9,912	8,065	4,052	3,394
General and administrative	8,919	5,763	5,896	4,797	5,894
Other income—insurance reimbursement	(209)	—	—	—	—
Restructuring adjustments	—	(875)	21	1,115	(303)
Impairment and amortization of intangible assets	—	11,288	851	—	—

Total operating expenses	29,187	37,283	23,169	14,329	12,905

Operating loss	(27,011)	(41,499)	(21,307)	(10,255)	(8,918)
Gain resulting from amendment to promissory note	—	2,533	—	—	—
Financial income	1,214	445	706	1,713	2,599
Financial expenses	(2,905)	(44)	(198)	(274)	(15)

Loss before income taxes	(28,702)	(38,565)	(20,799)	(8,816)	(6,334)
Income taxes	(802)	(558)	(361)	(285)	(174)

Loss from continuing operations	(29,504)	(39,123)	(21,160)	(9,101)	(6,508)
Discontinued operations	78	431	67	(6,640)	(2,725)

Loss for the year	$(29,426)	$(38,692)	$(21,093)	$(15,741)	$(9,233)

Loss per share (basic and diluted):
Continuing operations	$(1.69)	$(2.54)	$(1.52)	$(0.72)	$(0.53)
Discontinued operations	—	0.03	0.01	(0.52)	(0.22)

	$(1.69)	$(2.51)	$(1.51)	$(1.24)	$(0.75)

Weighted average number of shares outstanding: basic and diluted	17,368	15,422	13,979	12,737	12,331
	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,688	$9,951	$42,212	$57,791	$72,315
Restricted cash	5,000	5,000	—	—	—
Working capital	9,840	6,022	37,846	54,587	65,236
Total assets	32,149	21,795	56,171	62,406	78,113
Long-term liabilities	22,371	5,427	1,453	1,093	1,352
Total stockholders' equity (capital deficiency)	(3,613)	8,145	45,239	54,950	68,769

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2006 annual Consolidated Financial Statements and accompanying notes appearing in this Annual Report on Form 10-K. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A above and elsewhere in this report.

Overview

        We provide cable and wireless broadband access solutions through two business segments: our "Cable Solutions" segment and our "Wireless Solutions" segment. Our primary focus is now on our Cable Solutions segment, and significantly all of our internal resources are focused on enhancing our visibility in and penetration of the cable market. The recent additions of James A. Chiddix as the new Vice Chairman of our Board of Directors and Wayne H. Davis as our new Chief Executive Officer validate our efforts and increase our visibility within the cable industry. See note 19 of our annual Consolidated Financial Statements.

        Our products are designed to address four markets: Cable, Telecommunication, Utility and WISP. Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

        Our Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable's wireless HFC networks. Additionally, our "Spectrum Overlay" technology is used to expand cable operators' typical HFC network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. Our Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli privately-held company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of our acquisition of Xtend, see note 7 of our 2006 annual Consolidated Financial Statements.

        Our Wireless Solutions segment includes products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and SCADA of their geographically disbursed, remote assets. Additionally, it includes our WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless, high-speed data beyond the reach of traditional terrestrial networks.

        On March 23, 2006, we closed the private placement of shares of common stock, a convertible note, a senior secured note and warrants to purchase common stock with Goldman, Sachs & Co. in exchange for $25,000,000 (the "2006 Financing"). In the 2006 Financing we issued (a) 1,353,365 shares of our common stock, (b) a $10,000,000 10% Convertible Note (the "$10,000,000 2006 Convertible Note"), (c) a $7,500,000 9.5% Senior Secured Note (the "$7,500,000 2006 Senior Secured Note"), and (d) warrants to purchase 298,617 shares of our common stock, all of which were exercised in 2006. Our net proceeds from the 2006 Financing were $23,400,000.

        On March 28, 2007, we closed the private placement of a convertible note with Goldman, Sachs, & Co. in exchange for $35,000,000, which included $17,500,000 of new funding and $17,500,000 of which we used to pay off the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note described above. See "—Subsequent Events") and note 20 of our 2006 annual Consolidated Financial Statements.

Critical Accounting Policies

        This discussion and analysis of our financial condition and results of operations is based upon our 2006 annual Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates, judgments and assumptions under different conditions.

        Our critical accounting policies are described in the notes to our 2006 annual Consolidated Financial Statements as of and for the year ended December 31, 2006. We determined these critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

  Revenue Recognition

        We generate revenues from sales of our products. As of December 31, 2006, our revenues from services were not significant. Our products are off-the-shelf products, sold "as is," without further adjustment or installation. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case we typically ship products at the same time to the customer.

        We record revenues from our products when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and we have no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. Our standard sales terms generally do not include customer acceptance provisions. However, if there is a right of return, customer acceptance provision or uncertainty about customer acceptance, we defer the associated revenue until we have evidence of customer acceptance.

        Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which we sell our products together as a package. Because we deliver these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on our financial position and results of operations.

        We recognize revenues related to the exclusivity provisions contained in the equipment purchase agreement with ANI described in note 4 of our 2006 annual Consolidated Financial Statements on a straight line basis, over the 10-year term of that agreement.

  Impairment of Long-Lived Assets and Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 144 requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, we would recognize an impairment loss and would write down the assets to their estimated fair values.

  Employee Stock-Based Compensation

        Prior to January 1, 2006, we accounted for employees' stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, "Accounting for

Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," we disclosed pro forma information, assuming we had accounted for employees' stock-based compensation using the fair value-based method defined in SFAS 123.

        Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-based Payment" ("SFAS 123(R)"). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions. The Monte Carlo valuation model is used only for stock options granted to executives in 2005 and 2006 if vesting is subject to market condition criteria.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, inventory capitalization of stock-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We applied the provisions of SAB 107 in our adoption of SFAS 123(R). In addition, we have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

        We elected to recognize compensation cost for an option granted with service conditions that has a graded vesting schedule using the accelerated multiple-option approach.

        We elected to adopt the modified prospective transition method permitted by SFAS 123(R). Under this transition method, we implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).

        As of January 1, 2006, the cumulative effect of our adoption of SFAS 123(R) was not material.

  Inventory

        We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure that are forecasts of future product demand are accurate, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions differ from our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold.

        Consistent with our inventory evaluation policy described above, we recognized inventory provisions of $514,000 and $1,760,000 during the years ended December 31, 2006 and 2005, respectively, resulting from our requirement to order or build inventory in advance of anticipated sales. We recognized these provisions to account for excess inventory resulting from longer than expected sales cycle and customer acceptance of our product.

        We adopted the provisions of FASB Statement No. 151, "Inventory Costs," as of January 1, 2006, which did not have a material effect on our financial statements. This statement requires that abnormal idle facility expenses be recognized as current-period charges, and that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facility.

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

  Fair Value of Financial Instruments

        The fair value of our financial instruments included in working capital approximates carrying value. The Syntek Promissory Note described in note 7 of our 2006 annual Consolidated Financial Statements and the $10,000,000 2006 Senior Secured Note and $7,500,000 2006 Convertible Note (each as described in note 11 of our 2006 annual Consolidated Financial Statements) are presented in the Balance Sheets as "Long-Term Liabilities," at their estimated fair value.

  Debt Issuance Costs

        Costs incurred in the issuance of the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note included warrants to purchase shares of our common stock issued to our financial advisor and cash payments to legal and financial advisors. The fair value of these warrants was determined based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the periods from issuance through the first redemption date.

Recent Accounting Pronouncements

        In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), with changes in fair value of such hybrid financial instrument recognized in earnings. The fair-value election will eliminate the need to separately recognize certain derivatives embedded in hybrid financial instruments under SFAS 133.

        SFAS 155 is effective for all financial instruments acquired or issued by us beginning as of January 1, 2007. Our adoption of SFAS 155 is not expected to have a material effect on our consolidated financial statements or results of operations.

        In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring and presenting in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties and disclosure requirements for uncertain tax positions. FIN 48 is effective for us beginning as of January 1, 2007. The provisions of FIN 48 must be applied to all tax positions upon initial adoption of this interpretation. Only tax positions that meet the 'more likely than not' recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently assessing the impact that adoption of FIN 48 will have on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not result in corrections of our consolidated financial statements.

        In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be effective for us beginning as of January 1, 2008, although earlier adoption is encouraged. We are currently evaluating the impact of the provisions of SFAS 157 on our consolidated financial position and results of operations.

        In June 2006, EITF reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-03"). EITF 06-03 relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. EITF 06-03 states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies," if those amounts are significant. We must adopt EITF 06-03 for interim and annual reporting periods beginning January 1, 2007. We do not expect that adoption of EITF 06-03 will have a material effect on our consolidated financial position or results of operations.

        In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for us beginning

January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Results of Operations

  Revenues

        Revenues were $8,000,000, $2,367,000 and $6,094,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from our Cable Solutions segment were $1,084,000, $174,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from our Wireless Solutions segment were $6,916,000, $2,193,000 and $6,094,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

        This increase in revenues for the year ended December 31, 2006 was primarily due to $6,721,000 of revenue from our Wireless Solutions segment for products sold to ANI, a related party as discussed in note 4 of our 2006 annual Consolidated Financial Statements (which included sales of products of $6,318,000, income related to an exclusivity payment of $300,000 and product maintenance of $103,000), and $1,084,000 of revenue from our Cable Solutions segment for products sold primarily to a top five MSO. The revenue we recognized from ANI related to ANI's initial purchase order for $10,000,000 and its first exclusivity payment of $4,000,000, which satisfied ANI's requirements for exclusivity in the first year of the equipment purchase agreement. As of December 31, 2006, we had not received the second $4,000,000 exclusivity payment. We recognize the exclusivity payments over the 10-year term of the equipment purchase agreement.

        The decrease in our revenues for the year ended December 31, 2005 compared to the revenues reported for the year ended December 31, 2004 mainly resulted from: (a) the change in our strategic direction in favor of utility and cable markets, and (b) the closing of our China office and international sales department which had generated revenues of $757,000 and $4,569,000 for the years ended December 31, 2005 and 2004, respectively. Revenues from the sale of inventory previously written down to $0 for the years ended December 31, 2006, 2005 and 2004 was $0, $0 and $1,014,000, respectively.

        Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Year Ended December 31,
	2006	2005	2004
Customer A (related party)	84%	—	—
Customer B	13%	1%	—
Customer C	1%	45%	19%
Customer D	—	8%	19%
Customer E	—	2%	13%
Customer F	—	—	21%

        Sales to customer A were from our Wireless Solutions segment. We expect that a significant source of our revenues in 2007 and beyond will come from our Cable Solutions segment rather than our Wireless Solutions segment.

  Cost Reduction Program

        In August 2005, we implemented a cost reduction program whereby we reviewed the size and composition of our workforce and made adjustments after evaluating a variety of factors. In connection with this program, we reduced our workforce by approximately 16% in the United States and Israel, and recorded approximately $360,000 in a one-time cash severance payment and related expenses. This cost reduction did not require us to terminate any contractual obligations or require us to incur other material associated costs.

  Cost of Revenues

        Cost of revenues was $5,824,000, $6,583,000 and $4,232,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and consisted of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

        The decrease in cost of revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 related to (a) impairment and amortization of technology of $2,014,000 in the year ended December 31, 2005, (b) reimbursement from our insurance company of $710,000 in the year ended December 31, 2006 for inventory damages written down in previous years, and (c) a decrease in inventory valuation and non-cancelable purchase commitments write-downs from $2,050,000 in the year ended December 31, 2005 to $424,000 in the year ended December 31, 2006, resulting from our requirement to order or build inventory in advance of anticipated sales.

        The increase in cost of revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 related to (a) impairment and amortization of technology of $2,014,000 and $194,000 and (b) inventory valuation and non-cancelable purchase commitments write-downs of $2,050,000 and $0 for the years ended December 31, 2005 and 2004, respectively, resulting from our requirement to order or build inventory in advance of anticipated sales.

        We took these inventory write-downs to account for excess inventory resulting from longer than expected sales cycle and customer acceptance of our products. Based on our experience in prior years in which we sold inventory that was previously written down, it is possible that in the future we may sell some or even a significant portion of the written-down inventory. However, due to the fact that we cannot predict when, if ever, such inventory will be sold given the lack of visibility and lack of acceptable predictability into our sales cycle, we have determined to record the write-down described above. Cost of revenues does not include $0, $0 and $435,000 related to inventories previously written-down to $0 during the years ended December 31, 2006, 2005 and 2004, respectively.

        We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

  Research and Development

        Our research and development expenses were $11,216,000, $11,195,000 and $6,934,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Of these expenses, $6,717,000, $6,043,000 and $2,110,000 were from our Cable Solutions segment and $4,499,000, $5,152,000 and $4,824,000 were from our Wireless Solutions segment for the years ended December 31, 2006, 2005 and 2004, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies. A majority of our research and development activities are conducted in our facility in Israel and are charged to operations as incurred.

        The increase in our research and development expenses related to our Cable Solutions segment for the year ended December 31, 2006 compared to expenses reported for the year ended December 31, 2005 resulted from an increase in non-cash expenses related to stock option grants from $142,000 to $511,000 and an increase in salaries and compensation from $3,003,000 to $3,380,000 during the years ended December 31, 2005 and 2006, respectively. This amount was partly offset by a decrease in professional fees from $255,000 to $109,000 during the years ended December 31, 2005 and 2006, respectively.

        The increase in our research and development expenses for the Cable Solutions segment for the year ended December 31, 2005 compared to those reported for the year ended December 31, 2004, resulted from the consolidation of Xtend with our operations beginning July 1, 2004. In addition, research and development expenses increased as a result of an increase in workforce in 2005 compared to the workforce in 2004 and the diversification of our business to the Cable Solutions segment.

        The decrease in our research and development expenses related to the Wireless Solutions segment for the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted from (a) a decrease of raw material purchases from $1,081,000 to $796,000, (b) a decrease in our salaries and compensation from $2,604,000 to $2,289,000 and (c) a decrease in overhead expenses from $778,000 to $651,000 during the years ended December 31, 2005 and 2006, respectively. This decrease was partly offset by an increase in non-cash expenses related to stock option grants from $81,000 to $309,000 during the years ended December 31, 2005 and 2006, respectively.

        We anticipate that our research and development workforce will increase in future periods as we increase our efforts in our Cable Solutions segment to penetrate the cable market and meet the demands of our cable customers.

  Acquisition of In-Process Research and Development

        On June 30, 2004, we acquired all of the outstanding shares of Xtend. The projects allocated to in-process research and development of $1,402,000 represented the fair value of purchased in-process technology for research projects that, as of acquisition date, did not reach technological feasibility and had no alternative future use, and, in accordance with GAAP, were charged to operating expenses upon acquisition.

  Sales and Marketing

        Sales and marketing expenses were $9,261,000, $9,912,000 and $8,065,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Sales and marketing expenses consisted of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities. The decreased amount in the year ended December 31, 2006 reflected our decreased workforce resulting from our cost reduction program implemented in August 2005.

        Sales and marketing expenses for our Cable Solutions segment were $6,612,000, $5,610,000 and $3,223,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in sales and marketing expenses for our Cable Solutions segment in the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted from increased charges for stock-based compensation of $1,412,000 compared to $126,000 during the year ended December 31, 2005. This increase was partly offset by a decrease in our salaries, compensation and recruiting fees from $3,284,000 to $3,037,000 during the years ended December 31, 2005 and 2006, respectively.

        Sales and marketing expenses for our Wireless Solutions segment were $2,649,000, $4,302,000 and $4,842,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in our sales and marketing expenses during the year ended December 31, 2006 resulted from the closings of our China office and our international sales department during 2005. During 2006, we relocated our wireless sales and marketing support facilities from Palo Alto, California to Norcross, Georgia, and decreased our workforce. Given this reduction and our general de-emphasis of our Wireless Solutions segment, we anticipate that sales and marketing expenses of our Wireless Solutions segment will decrease in future periods.

        The increase in sales and marketing expenses for our Cable Solutions segment in the year ended December 31, 2005 compared to the year ended December 31, 2004 resulted from (a) consolidation of Xtend with our operations beginning July 1, 2004, (b) increased sales and marketing workforce compared to December 31, 2004, (c) increased expenses related to trade shows and promotional activities and (d) increased expenses related to new market potential and market research as part of our efforts to diversify our business to the Cable Solutions segment.

        Sales and marketing expenses for our Cable Solutions segment for the year ended December 31, 2004 included $1,200,000 accrued for a relocation bonus to an Xtend employee, which we paid in January 2005.

        We anticipate that our sales and marketing workforce will increase in future periods as we increase our efforts in our Cable Solutions segment to penetrate the cable market and meet the demands of our customers.

  General and Administrative

        General and administrative expenses were $8,919,000, $5,763,000 and $5,896,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Of these expenses, $2,648,000, $751,000 and $253,000 were from our Cable Solutions segment and $6,271,000, $5,012,000 and $5,643,000 were from our Wireless Solutions segment in the years ended December 31, 2006, 2005 and 2004, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, Sarbanes-Oxley Act of 2002 related implementation, strategic and business development and legal.

        During the three months ended December 31, 2006, we finalized the consolidation of our corporate headquarters in Palo Alto, California with our sales office in Norcross, Georgia. We expect that this move to a single location will enable us to reduce costs over time, to improve our access to top cable industry talent and to improve our location efficiencies and controls. We expect that the one-time increases in general and administrative expenses due to relocation expenses and personal changes will be offset by reduced facility charges.

        The increase in general and administrative expenses during the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted from (a) an increase of $2,848,000 in our non-cash stock-based compensation charges and (b) an increase of $983,000 in salaries and severance compensation and recruiting expenses, primarily related to the relocation of our corporate offices and Wireless Solutions segment to Norcross, Georgia and accrual of a one-time severance provision of $300,000 in connection with the employment agreement of Davidi Gilo, our Chairman of the Board who also formerly served as our Chief Executive Officer. These increases were partly offset by a decrease in travel expenses of $753,000 for the year ended December 31, 2006 compared to the same period in 2005.

        General and administrative expenses also included expenses of $27,000, $742,000 and $770,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to an aircraft time sharing agreement through an unaffiliated third party management company, in connection with several charters of an aircraft for business travel for Davidi Gilo.

        We expect general and administrative expenses to increase in the year ended December 31, 2007 compared to the year ended December 31, 2006 given the recent split of our chief executive and chairman function between two employees, and as we continue to search for talented cable industry talent, implement internal controls over financial reporting relating to compliance with the Sarbanes-Oxley Act and execute our strategic plans and business development efforts focused on our Cable Solutions segment.

  Restructuring Charges

        During the year ended December 31, 2005, we recorded restructuring income adjustments of $875,000, resulting from a decrease in the fair value of our stock, compared to $21,000 restructuring expenses for the year ended December 31, 2004. The restructuring program that we undertook in 2001 resulted in income reported for the year ended December 31, 2005 from an adjustment with respect to variable stock compensation related to a former officer. This former officer exercised the majority of his stock options in 2005; accordingly, we no longer account for these stock options under variable plan accounting.

  Impairment and Amortization of Intangible Assets

        On June 30, 2004, we acquired all of the outstanding shares of Xtend. As part of this acquisition, we: (a) issued 1,398,777 shares of our common stock valued at $8,492,000; (b) paid $2,970,000 for non-competition agreements with certain Xtend employees; (c) paid $269,000 to certain Xtend option holders and employees for the cancellation of their Xtend options; and (d) paid other related expenses of $578,000.

        In addition, we provided a promissory note in the principal amount of $6,500,000, originally payable on March 31, 2007 (the "Syntek Promissory Note"). We accounted for this amount as contingent consideration since it was payable only if we were unable to meet certain key provisions. See also note 7 to our 2006 annual Consolidated Financial Statements.

        At the time of the acquisition, Xtend was a development stage company that had not yet commenced its planned principal operations; therefore, we accounted for the acquisition as an acquisition of net assets pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, we allocated the purchase price to the individual assets acquired and liabilities assumed, based on their relative fair values, and we recorded no goodwill. As of June 30, 2004, the tangible and intangible net assets acquired consisted of the following (in thousands of U.S. $):

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

        The amount allocated to in-process research and development represented the fair value of purchased in-process products or projects that, as of the acquisition's closing date, had not reached technological feasibility and had no alternative future use. Accordingly, we charged this in-process research and development to our Consolidated Statements of Operations as of such date.

        Intangible assets acquired are amortized using the straight-line method over their estimated useful lives as follows: existing technology acquired in the Xtend acquisition over six years, non-competition agreements over approximately three years, exclusive sales agreement over four and one-half years and workforce over one year.

        Amortization of intangible assets acquired for the years ended December 31, 2005 and 2004 was $1,914,000 and $1,045,000, respectively, consisting of the amortization of existing technology of $366,000 and $194,000, respectively; non-competition agreements of $883,000 and $442,000, respectively; an exclusive sales agreement of $541,000 and $285,000, respectively; and workforce of $124,000 and $124,000, respectively.

        On December 16, 2005, we amended key provisions of the Syntek Promissory Note as follows: (a) the maturity date was extended by one year from March 31, 2007 to March 31, 2008; and (b) the provision that would have allowed the holder to accelerate the Syntek Promissory Note if the sum of our cash, cash equivalents, short-term investments and accounts receivables, net of short-and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived. We determined that, as of the time of the amendment of the Syntek Promissory Note and immediately prior to its amendment, the contingency had been resolved and, therefore, we recorded $6,500,000 as additional consideration paid in the acquisition. This resulted in an increase to the intangible assets acquired.

        At the time of the amendment of the Syntek Promissory Note, our focus was on the residential market for MSOs, rather then the commercial market for MSOs, which was our focus at the time we acquired Xtend. This required us to invest additional efforts in the development of suitable technology and products. Given this change in focus, and in conjunction with our ongoing review of the carrying value of our intangible assets, we determined that, in accordance with SFAS No. 144, an impairment test of intangible asset was required.

        The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets as set forth in SFAS No. 144, together with other facts and circumstances, we decided to record an impairment charge of $11,388,000 related to the full remaining carrying value of the intangible assets as of December 31, 2005. For additional information, see notes 7 and 8 of our 2006 annual Consolidated Financial Statements.

  Gain Resulting from Amendment of Promissory Note

        In addition to the impairment performed on the acquired intangible assets, we estimated the fair value of the Syntek Promissory Note at $3,967,000 and recorded this amount as a long-term liability under "Promissory note" in our Consolidated Balance Sheet. The $2,533,000 difference between the value of the amended Syntek Promissory Note and the original Syntek Promissory Note was recorded as "Gain Resulting from Amendment to Promissory Note" in the Consolidated Statements of Operations. In future periods we will record an accretion to the value of the amended Promissory Note up to $6,500,000. This accretion of $2,533,000 will be recorded as finance expenses during the remaining term of the Syntek Promissory Note, unless the note is cancelled. For the year ended December 31, 2006, we recorded an increase of $1,111,000 in interest expenses related to the Syntek Promissory Note. For additional information, see notes 7 and 16 of our 2006 annual Consolidated Financial Statements.

  Financial Income (Financial Expenses), Net

        Financial Income (Financial Expenses), net includes interest income from investment and foreign currency remeasurement gains and losses. Net interest expense in 2006 was $1,691,0000 compared to net interest income of $401,000 and $508,000 in the years ended December 31, 2005 and 2004, respectively. Net interest expense increased due to increased interest on our Syntek Promissory Note and the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note issued to Goldman, Sachs & Co. in March 2006. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances.

        During the year ended December 31, 2006, we recognized an other-than-temporary impairment in our available-for-sale securities of $42,000 and realized losses of $42,000. During the year ended December 31, 2005, we recognized $45,000 of realized losses from the sale of debt securities before their maturity and an other-than-temporary investment impairment of $126,000. Our recognition of the other-than-temporary investment impairment is due to the effect of rising interest rates on our fixed-interest debt investments that we potentially may not hold until maturity. Our interest income is derived from our cash and short-term investment balances.

        In 2007 and beyond, we will incur increased interest expenses as a result of our 2007 Financing with Goldman, Sachs & Co. In the 2007 Financing, we issued a $35,000,000 Convertible Note which bears an annual interest rate of 5%. We used $17,500,000 of the proceeds received in the 2007 Financing to pay off the $10,000,000 2006 Convertible Note which bore an annual interest rate of 10% and the $7,500,000 2006 Senior Secured Note which bore an annual interest rate of 9.5%. Interest expenses for the year ended December 31, 2007 will reflect interest paid on the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note from January 1, 2007 to March 29, 2007, plus the amortization of deferred expenses incurred as part of the 2006 Financing. Beginning March 29, 2007, we will incur interest expenses on the $35,000,000 Convertible Note which bears an annual interest rate of 5%. Interest expenses also will increase given the accretion to the value of the Syntek Promissory Note. Unless the Syntek Promissory Note is cancelled, we will record total accretion of $2,533,000 throughout its term beginning January 1, 2006, of which we recorded $1,111,000 during the year ended December 31, 2006.

  Income Taxes

        Our tax rate reflects a mix of the federal and state taxes on our United States income and Israeli tax on non-exempt income. As of December 31, 2006, we had United States federal net operating loss carryforwards of approximately $55,100,000, which will expire between 2011 through 2026 and net operating losses of approximately $40,200,000 expiring in the years 2008 through 2016. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Any "change in ownership," as defined in Section 382 of the Internal Revenue Code, may substantially limit our utilization of the net operating losses.

        As of December 31, 2006, our Israeli subsidiaries, had net operating loss carryforwards of approximately $96,000,000. The Israeli loss carryforwards have no expiration date.

        Our Israeli subsidiaries have been granted "approved enterprise" status for several investment programs. The "approved enterprise" status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this "approved enterprise" status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 31% for 2006) for the remaining term of the program based on the program's proportionate share of income.

        Since our Israeli subsidiaries do not have taxable income, the tax benefits periods have not yet commenced. The subsidiaries' losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in our 2006 annual Consolidated Financial Statements. We are entitled to the above benefits if the subsidiaries fulfill conditions stipulated by the law, regulations published thereunder and instruments of approval for the specific investments in approved enterprises.

        One of our subsidiaries is taxed at the regular Israeli corporate tax rate. Following a series of changes in Israeli tax rates, the corporate tax rates are as follows: 2004: 35%, 2005: 34%, 2006: 31%, 2007: 29%, 2008: 27%, 2009: 26% and for 2010 and thereafter: 25%.

        On January 1, 2003, the Israeli Law for Amendment of the Income Tax Ordinance (Amendment No. 132), 5762-2002, as amended, known as the "Tax Reform," came into effect. The Tax Reform is aimed at broadening the categories of taxable income and reducing the tax rates imposed on employment income. Pursuant to these reforms, we have chosen to grant options without a trustee intermediary under our 2000 Plan to employees (excluding controlling stockholders) of our subsidiaries who are Israeli tax residents. This permits employees to exercise stock options and sell shares of common stock without the holding period requirements and other restrictions imposed upon options granted through a trustee intermediary. In the absence of a trustee intermediary, the Tax Reform generally permits such employees to recognize ordinary income at the time the employee sells the shares, rather than on the date of grant or exercise, but precludes us from deducting the resulting expense for tax purposes at any time.

        We have provided a full valuation allowance against our United States federal and state deferred tax assets because the future realization of the tax benefit is not sufficiently assured.

  Charges for Stock-Based Compensation

        Charges for stock-based compensation for the year ended December 31, 2006 were $5,402,000 compared to net income of $318,000 and expenses of $669,000 for the years ended December 31, 2005 and 2004, respectively. The stock-based compensation charges resulted from (a) a separation agreement, including income adjustments of $786,000 and expenses of $21,000 for each of the years ended December 31, 2005 and 2004, respectively, associated with the termination of a former officer, which we recorded as a restructuring adjustment and (b) stock option grants to service providers and employees accounted for on the fair value based method.

        The charges for stock-based compensation relating to the continuing operations were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands of U.S. $)
Cost of products sold	$83	$11	—

Research and development	$820	$223	$80

Sales and marketing	$1,543	$126	$555

General and administrative	$2,956	$108	$13

Charge for (reversed of) restructuring	—	$(786)	$21

  Discontinued Operations

        Profit and loss of the discontinued operations were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands of U.S. $)
Income (loss) from operations	—	$(25)	$64

Other income (see below)	$78	456	—
Interest income, net	—	—	3

Income from discontinued operations	$78	$431	$67

        In 2003, we ceased the software business operated by Shira Computers Ltd. ("Shira"), our wholly-owned subsidiary, and terminated all of Shira's employees. Prior to that time, Shira operated in our "Software Products" segment. The cessation of Shira's operations represented a disposal of a business segment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Accordingly, we classified the results of the Software Products segment as discontinued operations, and reclassified prior periods accordingly. We settled all severance expenses and termination of contractual obligations of $82,000 as of December 31, 2004. We did not incur any severance expenses or termination of contractual obligations, during the years ended December 31, 2005 and 2006.

        On March 31, 2005, we sold all of our shares of Shira stock. As consideration for the sale, the Shira purchasers assumed all liabilities of Shira totaling $270,000 and are required to pay us 22.5% to 42.5% of the proceeds that they receive upon any subsequent sale of Shira or its assets, without a limitation of time. Upon closing of the sale in March 2005, we recorded an initial gain of $290,000 as discontinued operations. During the years ended December 31, 2006 and 2005, we received an additional $78,000 and $166,000, respectively, from the Shira purchasers. See note 13 of our 2006 annual Consolidated Financial Statements.

Liquidity and Capital Resources

        Since inception, we have financed our operations principally through bank borrowings and other loans and equity sales of our common stock for approximately $157,900,000. In 2006, we sold shares of common stock and warrants and issued the 2006 Convertible Note and 2006 Senior Secured Note to Goldman, Sachs & Co., which resulted in net proceeds of approximately $23,400,000. As of December 31, 2004, through open market transactions, we repurchased 557,800 shares under the repurchase program for a total of $11,400,000. We did not repurchase shares of our common stock during 2005 or 2006.

        As of December 31, 2006, our principal source of liquidity was $18,688,000 of cash, cash equivalents and short-term investments. On March 28, 2007, we closed the private placement of a convertible note with Goldman, Sachs, & Co. in exchange for the $35,000,000 Convertible Note, which included $17,500,000 of new funding and $17,500,000 of which we used to pay off the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note. See "—Subsequent Events" and note 20 of our 2006 annual Consolidated Financial Statements. We believe this cash, coupled with our anticipated cash flows from operations, will be sufficient to meet our operating and capital expenditures for a period of one year beyond the date of such financial statements.

        Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses from operations since our incorporation. For the year ended December 31, 2006, we incurred a net loss of $29,426,000 and had an accumulated deficit of $264,576,000. Our ability to continue as a going concern will depend upon our ability to raise additional capital or attain profitable operations. In addition, we continue to seek to expand our revenue base by adding new customers. Failure to secure additional capital or to expand our revenue base to achieve profitability, would likely result in our depleting our available funds and not being able to pay our obligations when they become due. The accompanying annual Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if we are unable to continue as a going concern.

        Cash used in operations was $16,722,000, $27,676,000 and $16,283,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We expect to continue to incur losses in the foreseeable future.

  Net Cash Used in Operating Activities

        Net cash used in operating activities was $16,722,000, $27,676,000 and $16,283,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, we used cash primarily to (a) fund our net loss which included non-cash charges related to (i) depreciation and amortization of $850,000, (ii) write-downs of inventory of $514,000, (iii) financing expenses of $1,470,000 resulting from accretion of our Syntek Promissory Note, $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note, and (iv) stock-based compensation expenses of $5,402,000; (b) increase inventory by $385,000, (c) increase other current assets by $61,000; (d) decrease trade payables and accrued liabilities by $814,000; (e) increase related parties' accounts receivable by $991,000; (f) decrease account receivables by $674,000; (g) increase deferred revenues from a related party by $3,795,000 and (h) increase our liability for employee rights upon retirement by $651,000.

        During the year ended December 31, 2005, we used cash primarily to (a) fund our net loss which included non-cash charges related to (i) depreciation and amortization of $2,914,000, (ii) write-downs of inventory of $1,760,000, (iii) impairment of intangible assets of $11,388,000, (iv) gains resulting from amendment of our Syntek Promissory Note of $2,533,000, and (v) stock-based compensation income of $318,000; (b) increase inventory by $952,000 as a result of our then current strategy to penetrate the Wireless Solutions segment; (c) increase other current assets by $158,000; (d) reduce trade payables and accrued liabilities by $1,256,000; and (e) reduce account receivables by $169,000.

  Net Cash Provided by (Used in) Investing Activities

        Net cash provided by (used in) investing activities was $(4,428,000), $23,018,000 and $6,593,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

        During the year ended December 31, 2006, cash used for the purchase of short-term investments was $3,872,000. Net purchases of property and equipment were $382,000, primarily related to investment in equipment for research and development and manufacturing.

        During the year ended December 31, 2005, proceeds consisted of the sale of short-term investments and maturities, which were offset by the purchase of short-term investments of $29,519,000, a restricted cash deposit of $5,000,000 for an irrevocable letter of credit relating to our Syntek Promissory Note and purchases of property and equipment of $1,339,000 primarily related to investment in equipment for the research and development and manufacturing, and for leasehold improvements to our new facilities in Israel.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $26,018,000, $1,694,000 and $2,272,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, we received net proceeds from the 2006 Financing with Goldman, Sachs & Co. of approximately $23,400,000, as described above in "—Overview," and $2,615,000 from exercises of stock options.

        During the year ended December 31, 2005, we received $676,000 from exercises of stock options and repayment of a note receivable of $1,018,000 from our former chief executive officer.

Selected Quarterly Data

        The following table presents unaudited quarterly financial information for each of the four quarters in the years ended December 31, 2006 and 2005. You should read this information in conjunction with our 2006 annual Consolidated Financial Statements and the accompanying notes.

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands of U.S. $, except per share data)
Statements of Operations data:
Revenues
Revenues	$413	$161	$136	$569
Revenues from related party	1,343	953	2,625	1,800

Total revenues	$1,756	$1,114	2,761	2,369

Cost of revenues
Cost of products sold	354	133	52	318
Cost of products sold, related party	1,085	795	1,881	1,492
Write-down of inventory and purchase commitments	255	169	—	—
Insurance reimbursement for damaged inventory	(710)	—	—	—

Total cost of revenues	984	1,097	1,933	1,810

Gross profit	772	17	828	559

Operating loss	(5,856)	(6,958)	(6,643)	(7,554)

Loss from continuing operations	(6,533)	(7,718)	(7,273)	(7,980)
Discontinued operations	—	48	30	—

Loss	$(6,533)	$(7,670)	$(7,243)	$(7,980)

Loss per share (basic and diluted):
Continuing operations	$(0.36)	$(0.43)	$(0.41)	$(0.50)
Discontinued operations	—	—	—	—

Loss per share (basic and diluted)	$(0.36)	$(0.43)	$(0.41)	$(0.50)

Weighted average number of shares of common stock outstanding
Basic and diluted	18,035	17,956	17,611	15,859

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands of U.S. $, except per share data)
Statements of Operations data:
Revenues	$286	$225	$1,152	$704
Cost of revenues
Cost of products sold	375	453	997	694
Write down of inventory and purchase commitments	—	1,700	350	—
Amortization and impairment of technology	1,738	92	92	92

Total cost of revenues	2,113	2,245	1,439	786

Gross (loss) profit	(1,827)	(2,020)	(287)	(82)

Operating loss	(17,349)	(8,886)	(8,307)	(6,957)

Loss from continuing operations	(14,884)	(8,911)	(8,325)	(7,003)
Discontinued operations	66	—	100	265

Loss	$(14,818)	$(8,911)	$(8,225)	$(6,738)

Loss per share (basic and diluted):
Continuing operations	$(0.97)	$(0.57)	$(0.54)	$(0.46)
Discontinued operations	0.01	—	$0.01	$0.02

Loss per share (basic and diluted)	$(0.96)	$(0.57)	$(0.53)	$(0.44)

Weighted average number of shares of common stock outstanding
Basic and diluted	15,372	15,535	15,381	15,195

Off-Balance Sheet Arrangements

        We did not undertake any off-balance sheet arrangements during the year ended December 31, 2006.

Tabular Disclosure of Contractual Obligations

        Our known contractual obligations for the year ended December 31, 2006 are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
	(in thousands of U.S. $)
Operating Lease Obligations	$5,417	$1,543	$2,415	$1,459
Purchase Obligations	1,136	1,136	—	—
Syntek Promissory Note	5,078	—	5,078	—
2006 Convertible Note	14,392	1,000	3,000	10,392
2006 Senior Secured Note	10,630	713	2,138	7,779

Total	$36,653	$4,392	$12,631	$19,630

        We have purchase obligations to our suppliers that support our operations in the normal cause of business. The purchase obligations relate to our operating activities, including the purchase of raw materials for manufacturing our products and research and development activities. Some of these purchase obligations are related to our fixed assets and others require us to purchase minimum quantities of the suppliers' products at a specified price. We had purchase obligations of $1,136,000,

$1,538,000 and $2,612,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The obligations as of December 31, 2006 are expected to become payable at various times through the year ending December 31, 2007.

Employment of Wayne H. Davis, our new Chief Executive Officer

        On March 21, 2007, we entered into an employment agreement with Mr. Davis, who will serve as our new Chief Executive Officer (the "Davis Agreement"). Mr. Davis replaces Davidi Gilo, who will continue to serve as our Chairman of the Board.

        The Davis Agreement is for a three-year term, with automatic one-year renewals, subject to termination upon prior notice by either party. Mr. Davis will receive an annual base salary of $300,000, which will be reviewed on or before December 31, 2007 and thereafter based on Mr. Davis' services and our financial results. Mr. Davis may become eligible to receive an annual cash bonus up to $300,000 based on performance objectives to be agreed to by Mr. Davis and our Board of Directors. We also granted Mr. Davis a stock option to purchase 600,000 shares of our common stock subject to standard vesting for new employees: 25% vest at the one year anniversary of the grant with the remaining vesting in equal monthly installments for the next 36 months. The exercise price of the stock options is $6.31, the closing price of our common stock on March 21, 2007. Mr. Davis accrues 30 days of paid vacation for each calendar year during the term of his agreement.

        If we terminate his employment without "Cause" (as defined in the Davis Agreement), (a) before the first anniversary of his employment, we must pay Mr. Davis severance equal to six months of his annual salary (without bonus), (b) after the first anniversary of his employment but on or before the second anniversary of his employment, we must pay Mr. Davis severance equal to nine months of his annual salary (without bonus), and (c) after the second anniversary of his employment, we must pay Mr. Davis severance equal to 12 months of his annual salary (without bonus).

        If Mr. Davis' employment is terminated upon a "Change of Control" (as defined in the Davis Agreement), Mr. Davis shall be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary plus 100% of his annual target bonus in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year for Mr. Davis and his spouse and dependent children. If upon a Change of Control Mr. Davis is offered employment by our successor with responsibilities substantially similar to those in the Davis Agreement and Mr. Davis does not accept the offer, 33.3% of Mr. Davis' stock options will immediately vest. If upon a Change of Control Mr. Davis accepts employment by our successor with responsibilities substantially similar to those in the Davis Agreement, 33.3% of Mr. Davis' stock options will immediately vest. If Mr. Davis terminates his employment for Good Reason (as defined in the Davis Agreement) with our successor on or after the six-month anniversary of his employment, all remaining stock options held by Mr. Davis will immediately vest.

Transactions with James A. Chiddix, our new Vice Chairman of the Board of Directors

        Nomination as Vice Chairman.    On March 21, 2007, our Board of Directors nominated James A. Chiddix to serve as a Class I director. Mr. Chiddix's nomination will be submitted to our stockholders at our 2007 annual meeting of stockholders.

        In accordance with our compensation policy for new directors, we granted Mr. Chiddix an option to purchase 25,000 shares of our common stock which vests in four annual installments on each anniversary of his nomination. The exercise price of the stock options at $6.31, the closing price of our common stock on March 21, 2007. Mr. Chiddix also will be granted additional option for his service on the Board of Directors as described in our proxy statement relating to the annual meting of stockholders to be held in May 2007.

        Consulting Agreement.    On March 21, 2007, we also entered into a Consulting Agreement with Mr. Chiddix pursuant to which Mr. Chiddix will receive $15,000 per month in exchange for providing certain services to us for on average 40 hours per month. Mr. Chiddix also was granted a stock option to purchase 250,000 shares of our common stock which vests in equal monthly installments over 48 months. The exercise price of the stock options is $6.31, the closing price of our common stock on March 21, 2007.

        The stock options granted to Mr. Chiddix may be accelerated upon the occurrence of specified events, including certain financing events, approval of our products in identified cable companies or upon a "Change of Control" (as defined in the Consulting Agreement), as follows.

        Financing Event.    If we are a party to a Financing Event (as defined in the Consulting Agreement, which does not include the 2007 Financing) on or before December 31, 2007, and it is determined that Mr. Chiddix contributed in a material way (as defined in the Consulting Agreement) to the Financing Event, then 30,000 of Mr. Chiddix's outstanding and unvested stock options will vest immediately.

        Spectrum Overlay.    If our Spectrum Overlay solution is approved by one of two identified cable companies which generates a required level of revenue and if Mr. Chiddix contributed in a material way to the completion of such orders, then (a) 30,000 of Mr. Chiddix's stock options will immediately vest, and (b) the remaining number of outstanding and unvested stock options held by Mr. Chiddix (other than the number of stock options that may vest monthly through December 31, 2008) would be eligible to immediately vest if we subsequently receive the required approval and revenue from the second identified cable company.

        Change of Control.    If we enter into a definitive agreement on or before December 31, 2008 which would result in a Change of Control, then the remaining number of outstanding and unvested stock options held by Mr. Chiddix will immediately vest as of the closing of the Change of Control.

Subsequent Event

  Financing

        On March 28, 2007, we closed a private placement of $35,000,000 of 5% unsecured Convertible Notes due 2012 (the "2007 Convertible Note"), initially convertible into 3,500,000 shares of our common stock, par value $0.0001 per share, to Goldman, Sachs & Co., of which $17,500,000 we used to pay off the $10,000,000 2006 Convertible Note due March 20, 2011 and $7,500,000 Senior Secured Notes.

        The 2007 Convertible Note is convertible at the holder's option into shares of our common stock at an conversion price of $10.00 per share, provided, that in no event may the holder own of record more than 14.8% of the outstanding shares of our common stock. In the event of a Fundamental Change (as defined in the 2007 Convertible Note), the holder may, at its option, require us to redeem all or any portion of the 2007 Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a cash "make-whole" premium, calculated in accordance with the terms of the 2007 Convertible Note.

        Under the Amended and Restated Registration Rights Agreement executed in connection with the 2007 Convertible Note, we must file a registration statement on Form S-3 registering the resale of the shares issuable upon conversion of the 2007 Convertible Note for an initial two-year period, subject to extension under specified circumstances.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates. We transact substantially all of our revenue and capital spending in United States dollars, although we incur a substantial portion of the cost of our operations, relating mainly to personnel and facilities in Israel, in New Israeli Shekels, or NIS. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. If inflation rates increase in Israel, or if appreciation of the NIS occurs without a corresponding adjustment in our dollar-denominated revenues, our results of operation and business could be materially harmed.

        As of December 31, 2006, we had cash, cash equivalents and short-term investments of $18,688,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and limit the amount of the credit exposure to any one issuer.

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

  Quantitative Interest Rate Disclosure as of December 31, 2006

        If the market interest rates on December 31, 2006 were to increase immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $15,000 or approximately 0.1% of the total portfolio (approximately 0.05% of total assets). Assuming that the average yield to maturity on our portfolio at December 31, 2006 remains constant throughout 2007 and assuming that our cash, cash equivalents and short-term investments balances at December 31, 2006 remain constant for the duration of 2007, interest income for 2007 would be approximately $750,000. Assuming a decline of 10% in the market interest rates at December 31, 2006, interest income for 2007 would be approximately $690,000 in 2007, which represents a decrease in interest income of approximately $60,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the year ending December 31, 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at December 31, 2006, over the remaining contractual lives.

Item 8.    Financial Statements and Supplementary Data

        See our 2006 annual Consolidated Financial Statements and accompanying notes appearing in this Annual Report on Form 10-K.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions "Proposal No. 1—Election of Directors," "Proposal No. 2—Approval of Fifth Amended and Restated Certificate of Incorporation," "Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2007 annual meeting of stockholders.

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

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information," "Directors and Executive Officers—Compensation of Directors" and Proposal No. 3—Approval of Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan" in the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2007 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management," "Certain Relationships and Related Transactions" and "Directors and Executive Officers—Securities Authorized for Issuance under Equity Compensation Plans" in the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2007 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" and "Directors and Executive Officers—Independence of Directors" in the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2007 annual meeting of stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from the information under the caption "Principal Accounting Fees and Services" in the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2007 annual meeting of stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as a part of this report

  1.
  Financial Statements

        The financial statements filed as a part of this report are identified in the Index to our annual Consolidated Financial Statements.

  2.
  Financial Statement Schedules

        No financial statement schedules are required to be filed.

  3.
  Exhibits

        The information required by this item is set forth on the exhibit index which follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYYO INC.
	By:	/s/ WAYNE H. DAVIS Wayne Davis, Chief Executive Officer
Date: April 2, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WAYNE H. DAVIS Wayne H. Davis	Chief Executive Officer (Principal Executive Officer)	April 2, 2007
/s/ ARIK LEVI Arik Levi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2007
/s/ MARGARET A. BELLVILLE Margaret A. Bellville	Director	April 2, 2007
/s/ RONN BENATOFF Ronn Benatoff	Director	April 2, 2007
/s/ LEWIS S. BROAD Lewis S. Broad	Director	April 2, 2007
/s/ NEILL H. BROWNSTEIN Neill H. Brownstein	Director	April 2, 2007
/s/ JAMES A. CHIDDIX James A. Chiddix	Director	April 2, 2007

/s/ AVRAHAM FISCHER Avraham Fischer	Director	April 2, 2007
/s/ DAVIDI GILO Davidi Gilo	Director	April 2, 2007
/s/ JOHN P. GRIFFIN John P. Griffin	Director	April 2, 2007
/s/ SAMUEL L. KAPLAN Samuel L. Kaplan	Director	April 2, 2007
/s/ ALAN L. ZIMMERMAN Alan L. Zimmerman	Director	April 2, 2007

Vyyo Inc.
2006 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O. Box 452 Tel Aviv 61003 Israel Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vyyo Inc.

        We have audited the accompanying consolidated balance sheets of Vyyo Inc. (the "Company") and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in Stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, the consolidated results of operations, changes in Stockholders' equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006 to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment".

Tel-Aviv, Israel April 2, 2007	/s/ Kesselman & Kesselman CPAs (Isr.) A member of PricewaterhouseCoopers International Limited

Vyyo Inc.

Consolidated Balance Sheets

(In thousands of U.S. $, except share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,416	$2,548
Short-term investments (note 2)	11,272	7,403
Accounts receivable trade, net:
Related party (note 4)	991	—
Other	194	868

	1,185	868
Inventory, net (note 3)	2,362	2,491
Other	996	935

Total Current Assets	23,231	14,245
Long-Term Assets:
Restricted cash (note 5)	5,000	5,000
Property and equipment, net (note 6)	1,676	1,585
Employee rights upon retirement funded (note 10)	1,168	965
Debt issuance costs, net (note 11)	1,074	—

TOTAL ASSETS	$32,149	$21,795

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current Liabilities:
Accounts payable	$1,719	$1,832
Accrued liabilities (note 9)	7,877	6,391
Deferred revenues—related party (note 4)	3,795	—

Total Current Liabilities	13,391	8,223

Long-Term Liabilities:
Promissory note (note 7)	5,078	3,967
Senior secured note (note 11)	5,085	—
Convertible note (note 11)	10,097	—
Liability for employee rights upon retirement (note 10)	2,111	1,460

Commitments and Contingent Liabilities (note 12)

Total Liabilities	35,762	13,650

Stockholders' Equity (Capital Deficiency) (note 14):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,114,031 and 15,721,334 shares issued and outstanding at December 31, 2006 and December 1131, 2005, respectively	260,966	243,314
Notes receivable from stockholders	—	(19)
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(264,576)	(235,150)

Total Stockholders' Equity (Capital Deficiency)	(3,613)	8,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)	$32,149	$21,795

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Operations

(In thousands of U.S. $, except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES
Revenues (note 18)	$1,279	$2,367	$6,094
Revenues from related party (note 4 and note 18)	6,721	—	—

TOTAL REVENUES	8,000	2,367	6,094

COST OF REVENUES:
Cost of products sold	857	2,519	4,038
Cost of products sold to related party	5,253	—	—
Write-down of inventory and purchase commitments	424	2,050	—
Impairment and amortization of technology (note 8)	—	2,014	194
Insurance reimbursement for damaged inventory (note 3)	(710)	—	—

TOTAL COST OF REVENUES	5,824	6,583	4,232

GROSS PROFIT(LOSS)	2,176	(4,216)	1,862

OPERATING EXPENSES (INCOME):
Research and development, net	11,216	11,195	6,934
Acquisition of in-process research and development (note 7)	—	—	1,402
Sales and marketing	9,261	9,912	8,065
General and administrative	8,919	5,763	5,896
Other income—insurance reimbursement	(209)	—	—
Restructuring adjustments	—	(875)	21
Impairment and amortization of intangible assets (note 8)	—	11,288	851

Total operating expenses	29,187	37,283	23,169

OPERATING LOSS	(27,011)	(41,499)	(21,307)
GAIN RESULTING FROM AMENDMENT TO PROMISSORY NOTE (note 7)	—	2,533	—
FINANCIAL INCOME (note 16)	1,214	445	706
FINANCIAL EXPENSES (note 16)	(2,905)	(44)	(198)

LOSS BEFORE INCOME TAX	(28,702)	(38,565)	(20,799)
INCOME TAX (note 15)	(802)	(558)	(361)

LOSS FROM CONTINUING OPERATIONS	(29,504)	(39,123)	(21,160)
DISCONTINUED OPERATIONS (note 13)	78	431	67

LOSS FOR THE YEAR	$(29,426)	$(38,692)	$(21,093)

LOSS PER SHARE
Basic and diluted:
Continuing operations	$(1.69)	$(2.54)	$(1.52)
Discontinued operations	—	0.03	0.01

	$(1.69)	$(2.51)	$(1.51)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	17,368	15,422	13,979

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency)

(In thousands of U.S. $, except share data)

	Number of shares	Amount and additional paid in capital	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (capital deficiency)
BALANCE AT JANUARY 1, 2004	12,997,059	$231,523	$(1,037)	$(171)	$(175,365)	$54,950
Loss for the year					(21,093)	(21,093)
Other comprehensive loss—unrealized losses on investments				(51)		(51)

Comprehensive loss						(21,144)

Issuance of common stock upon exercise of options and pursuant to Employee Stock Purchase Plan	690,584	2,272				2,272
Issuance of common stock for Xtend Networks Ltd. ("Xtend") acquisition	1,398,777	8,492				8,492
Issuance of restricted common stock related to Xtend acquisition	146,000	459				459
Stock-based compensation expense		210				210

BALANCE AT DECEMBER 31, 2004	15,232,420	242,956	(1,037)	(222)	(196,458)	45,239
Loss for the year					(38,692)	(38,692)
Other comprehensive loss:
Unrealized gains on investments net				51		51
Reclassification of realized losses included in net loss				45		45
Other-than-temporary impairment in available-for-sale securities				126		126

Comprehensive loss						(38,470)

Issuance of common stock upon exercise of options	488,914	676				676
Stock-based compensation expense		(318)				(318)
Payment of note receivable from stockholder			1,018			1,018

BALANCE AT DECEMBER 31, 2005	15,721,334	$243,314	$(19)	—	$(235,150)	$8,145
Loss for the year					(29,426)	(29,426)
Other comprehensive loss:
Unrealized loss on investments net				(3)		(3)
Reclassification of realized gain included in net loss				(42)		(42)
Other-than-temporary impairment in available-for-sale securities				42		42

Comprehensive loss						(29,429)

Issuance of common stock upon exercise of options	743,530	2,615				2,615
Issuance of common stock to Goldman, Sachs & Co. (see note 11)	1,353,365	*7,601				7,601
Issuance of warrants to Goldman, Sachs & Co. (see note 11)		**1,656				1,656
Issuance of common stock upon exercise of warrants by Goldman, Sachs & Co. (see note 11)	298,617	*30				30
Issuance of warrants to financial advisor (see note 11)		*367				367
Issuance of common stock upon exercise of warrants by financial advisor	2,185	(—)				(—)
Stock-based compensation expense		5,402				5,402
Cancellation of shares	(5,000)	(19)	19			—

BALANCE AT DECEMBER 31, 2006	18,114,031	$260,966	—	$(3)	$(264,576)	$(3,613)

*      Net issuance expenses of $659,000

**    Net issuance expenses of $143,000

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. $)

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	$(29,426)	$(38,692)	$(21,093)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	850	2,914	1,720
Impairment of technology and identifiable intangible assets	—	11,388	—
Accretion and amortization of financing instruments, net	1,470	—	—
Write-down of inventories	514	1,760	—
Write off of acquired in-process research and development	—	—	1,402
Stock-based compensation, net	5,402	(318)	669
Gain resulting from amendment to promissory note	—	(2,533)	—
Capital gain on sale of property and equipment	(29)	(5)	(47)
Decrease (increase) in assets and liabilities:
Accounts receivable—related party	(991)	—	—
Accounts receivable—other	674	169	379
Other current assets	(61)	(158)	255
Inventories	(385)	(952)	(2,107)
Accounts payable	(269)	(102)	558
Accrued liabilities	1,083	(1,154)	1,621
Deferred revenues—related party	3,795	—	—
Liability for employee rights upon retirement	651	7	360

Net cash used in operating activities	(16,722)	(27,676)	(16,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(382)	(1,339)	(759)
Proceeds from sale of property and equipment	29	11	59
Purchase of short-term investments	(29,048)	(9,971)	(92,926)
Proceeds from sales and maturities of short-term investments	25,176	39,490	101,036
Restricted cash	—	(5,000)	—
Acquisition of Xtend, net of cash acquired	—	—	(626)
Contributions to severance pay funds	(203)	(173)	(191)

Net cash provided by (used in) investing activities	(4,428)	23,018	6,593

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,615	676	2,272
Proceeds from issuance of common stock, senior secured note, convertible note and warrants, net of issuance cost	23,403	—	—
Proceeds from notes receivable from stockholders	—	1,018	—

Net cash provided by financing activities	26,018	1,694	2,272

Increase (decrease) in cash and cash equivalents	4,868	(2,964)	(7,418)
Cash and cash equivalents at beginning of year	2,548	5,512	12,930

Cash and cash equivalents at end of year	$7,416	$2,548	$5,512

Non-Cash Investing and Financing Activities:
Issuance of common stock, in connection with acquisition of subsidiary	—	—	$8,492

Liability resulting from amended promissory note	—	$3,967	—

Purchase of property and equipment	$559	—	—

Cancellation of shares	$19	—	—

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$7	$6	$2

Cash paid for interest	$1,038	$4	$11

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Organization

        Vyyo Inc. was incorporated as a Delaware corporation in 1996. The Consolidated Financial Statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, "Vyyo" or the "Company"). Following the acquisition of all of the outstanding shares of Xtend Networks Ltd. on June 30, 2004, the consolidated statements of operations include the results of Xtend Network Ltd.'s operations beginning July 1, 2004.

        The Company provides cable and wireless broadband access solutions through two business segments: the "Cable Solutions" segment and the "Wireless Solutions" segment. The Company's primary focus is now on its Cable Solutions segment, and significantly all of its internal resources are focused on enhancing its visibility in and penetration of the cable market.

        The Company's products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers ("WISP"). Although the Company is engaged to various degrees in these distinct markets, some of the Company's core technologies overlap with its solutions.

        The Company's Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable's wireless or hybrid-fiber coax ("HFC") networks. Additionally, the Company's "Spectrum Overlay" technology is designed to expand cable operators' typical HFC network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. The Company's Cable Solutions segment includes the results of operations of Xtend Networks Ltd., an Israeli privately-held company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). The Company purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with the Company's operations beginning July 1, 2004.

        The Company's Wireless Solutions segment includes products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition of their geographically disbursed, remote assets. Additionally, it includes the Company's WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless high-speed data beyond the reach of traditional terrestrial networks. See note 18.

Financing

        On March 28, 2007, the Company closed the private placement of a convertible note with Goldman, Sachs, & Co. in exchange for $35,000,000, which included $17,500,000 of new funding and $17,500,000 of which the Company used to pay off the $10,000,000 10% Convertible Note (the "2006 Convertible Note) and $7,500,000 9.5% Senior Secured Note (the "2006 Senior Secured Note"). See note 20.

Liquidity and Capital Resources

        The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations since its incorporation. For the year ended December 31, 2006, the Company incurred a net loss of $29,426,000 and had an accumulated deficit of $264,576,000. The Company's ability to continue as a going concern will depend upon its ability to raise additional capital or attain profitable operations. In addition, the Company continues to seek to expand its revenue base by adding new customers. Failure to secure additional capital or to expand its revenue base to achieve profitability, would likely result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying annual Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

Risk Factors and Concentrations

        The Company is subject to various risks in the cable and wireless broadband markets, including dependency on key customers, key individuals, competition from substitute products and larger companies and the continued development and marketing of its products.

        Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company's sales are concentrated among a small numbers of customers. See note 18. The Company performs ongoing credit evaluations of its customers and provides reserves for estimated credit losses based on the circumstances of a specific debt for which collection may be doubtful. The allowance for doubtful accounts as of December 31, 2006, 2005 and 2004 is as follows:

	December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Balance at beginning of the year	$200,000	$200,000	$220,000
Additions charged to cost and expenses	—	—	172,000
Deductions from reserves	—	—	(192,000)

Balance at end of the year	$200,000	$200,000	$200,000

        A relatively small number of customers account for a large percentage of the Company's revenues. See note 18. The Company expects that it will continue to depend on a limited number of customers for a substantial portion of its revenues in future periods. The loss of a major customer could seriously harm the Company's ability to sustain revenue levels, which would seriously harm operating results.

        The Company currently has relationships with a limited number of manufacturing suppliers. These relationships may be terminated by either party with little or no notice. If the manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes, the Company would have to identify qualified alternative suppliers, which would result in delays causing results of operations to suffer. The Company's limited experience with these manufacturers and lack of visibility as to the manufacturing capabilities of these manufacturers if the Company's volume requirements significantly increase, does not provide it with a reliable basis on which to project its ability to meet delivery schedules, yield targets or costs. If the Company is required to find alternative manufacturing sources, it may not be able to satisfy its production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm the Company's business.

Accounting Principles

        The Company has prepared the consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP").

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

Foreign Currency Transactions

        The United States dollar is the functional currency for the Company and all of its subsidiaries and all of its sales are made in United States dollars. In addition, a substantial portion of the costs of the Company's foreign subsidiaries are incurred in United States dollars. Since the United States dollar is the primary currency in the economic environment in which the Company and its foreign subsidiaries operate, monetary accounts maintained in currencies other than the United States dollar (principally cash and liabilities) are remeasured into United States dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations as part of "Financing Income" and "Financing Expense."

Principles of Consolidation

        The Company's annual Consolidated Financial Statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Investments in Marketable Securities

        The Company has designated its investments in debt securities as available-for-sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in "Accumulated other comprehensive loss," in the Balance Sheets, a component of stockholders' equity (capital deficiency), until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of

Operations as part of "Interest Income (Expenses), net. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term in the Balance Sheets under "Short-term investments," even though the stated maturity date may be one year or more from the current balance sheet date.

        The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $42,000, $126,000 and $0 and realized gains (losses) of $42,000, ($45,000) and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash Equivalents

        Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at time of investment and that are readily convertible to cash.

Inventory

        Inventories are stated at the lower of cost or market, computed using the moving average basis and include material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventories based primarily on its forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are less favorable than the Company's assumptions, additional provisions may be required. The Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company's inventory is determined to be undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold.

        The Company adopted the provisions of FASB Statement No. 151, "Inventory Costs," as of January 1, 2006, which did not have a material effect on the Company's financial statements. This statement requires that abnormal idle facility expenses be recognized as current-period charges, and that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facility.

Fair Value of Financial Instruments

        The fair value of the financial instruments included in the Company's working capital approximates carrying value. The Syntek Promissory Note described in note 7 and the $10,000,000 2006 Convertible

Note and $7,500,000 2006 Senior Secured Note (each as described in note 11) are presented in the Balance Sheets as "Long-Term Liabilities," at their estimated fair value.

Debt Issuance Costs

        Costs incurred in the issuance of the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note included warrants to purchase shares of the Company's common stock to the Company's financial advisor and cash payments to legal and financial advisors. The fair value of the warrants was determined based on the Black-Scholes option-pricing model. Issuance cost are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Intangible Assets

        During the year ended December 31, 2005, the Company recorded an impairment charge of $11,388,000 for the full remaining carrying value of its intangible assets. The Company's intangible assets in 2005 related to the acquisition of Xtend and consisted of technology, non-competition agreements, an exclusive sales agreement and workforce. These definite-life intangible assets were amortized using the straight-line method over their estimated useful lives, ranging between one and six years. See also note 8.

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

Revenue Recognition

        The Company generates revenues from sales of its products. As of December 31, 2006, the Company's revenues from services were not significant. The Company's products are off-the-shelf products, sold "as is," without further adjustment or installation. When establishing a relationship with a new customer, the Company also may sell these products together as a package, in which case the Company typically ships products at the same time to the customer.

        Revenues from the Company's products are recorded when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. The Company's standard sales terms generally do not include customer acceptance provisions. However, where there is a right of return, customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until the Company has evidence of customer acceptance.

        The Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company's multiple deliverables arrangements are those arrangements with new customers in which the Company sells its products together as a package. Because the Company delivers these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on the Company's financial position and results of operations.

        The Company recognizes revenues related to the exclusivity provisions contained in the equipment purchase agreement with Arcadian Networks, Inc. described in note 4 on a straight line basis, over the 10-year term of that agreement.

Product Warranty

        The Company provides for product warranty costs when it recognizes revenue from sales of its products. The provision is calculated as a percentage of sales based on historical experience.

Research and Development Costs

        Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel and other research foundations are deducted from research and development expenses as the related costs are incurred or as the related milestone is met.

Acquired In-Process Research and Development

        In connection with the acquisition of Xtend, amounts assigned to tangible and intangible assets to be used in a particular research and development project that have not reached technological feasibility and have no alternative future use are charged to "acquisition of research and development in process" at the acquisition date (see also note 8).

Loss Per Share of Common Stock

        Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128 "Earnings Per Share" ("SFAS No. 128") for all years presented. All outstanding stock options and shares of restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are not dilutive for the presented years. The total number of shares of common stock related to outstanding options, the $10,000,000 2006 Convertible Note, warrants issued in connection with the 2006 financing with Goldman, Sachs & Co. and restricted stock excluded from the calculations of diluted loss per share were 7,065,009, 5,659,854 and 4,509,920 for the years ended December 31, 2006, 2005 and 2004, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company's components of comprehensive income (loss), in addition to the loss for the year, include net unrealized gains or losses on investments classified as available for sale.

Employee Stock-Based Compensation

        Prior to January 1, 2006, the Company accounted for employees' stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the Company disclosed pro forma information, assuming the Company had accounted for employees' stock-based compensation using the fair value-based method defined in SFAS 123.

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-based Payment" ("SFAS 123(R)"). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of the Company's common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions. The Monte Carlo valuation model is used only for stock options granted to executives in 2005 and 2006 if vesting is subject to market condition criteria.

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, inventory capitalization of stock-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). In addition, the Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

        The Company elected to recognize compensation cost for option granted with service conditions that has a graded vesting schedule using the accelerated multiple-option approach.

        The Company elected to adopt the modified prospective transition method permitted by SFAS 123(R). Under this transition method, the Company implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position No. SFAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).

        As of January 1, 2006, the cumulative effect of the Company's adoption of SFAS 123(R) was not material.

        The fair value of each stock option granted during the years ended December 31, 2006, 2005 and 2004 was estimated at the grant date using different valuation models such as Black-Scholes, Monte Carlo (for stock options whose vesting is based on market conditions, granted in 2005 and 2006) and the binomial option-pricing models, using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.66%-5.25%	3.35%-4.50%	1.2%-4.62%
Weighted-average expected life	2.50-5.00	3.4	3.86
Volatility ranges	0.56-0.76	0.73-0.77	0.65-1.02
Dividend yields	—	—	—
Monte Carlo valuation model assumptions:
Risk-free interest rates ranges	4.6%	4.2%	—
Weighted-average expected life range	5.22	3.71	—
Volatility ranges	0.61	0.63	—
Dividend yields	—	—	—
Binomial valuation model assumptions:
Risk-free interest rates ranges	4.60%-5.33%	—	—
Weighted-average expected life range	0.25-6.30	—	—
Volatility ranges	0.61-0.62	—	—
Dividend yields	—	—	—

        Pro forma information regarding net loss and loss per share of common stock, required under SFAS No. 123, has been determined as if the Company had accounted for its stock options and shares of restricted stock under the fair value based method of SFAS No. 123. The fair value of shares of restricted stock was estimated at the date of each grant using the fair market value of the Company's common stock. The fair value of options to purchase shares of common stock, whose vesting is subject to market prices of the Company's common stock, was estimated using the Monte Carlo model. The fair value of all other stock options was estimated at the date of each grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004 as follows:

        The Company's pro forma information for the years ended December 31, 2005 and 2004 is as follows:

	Year ended December 31,
	2005	2004
	(In thousands of U.S. $, except per share data)
Loss from continuing operations as reported	$(39,123)	$(21,160)
Deduct (add): stock-based employee compensation expenses (income) included in reported loss	(564)	669
Add: stock-based employee compensation expense determined under fair value method for all awards	(4,793)	(4,136)

Pro forma loss from continuing operations	(44,480)	(24,627)

Income from discontinued operations as reported	$431	$67
Add: stock-based employee compensation income determined under fair value method for all awards	—	7

Pro forma income from discontinued operations	$431	$74

Pro forma loss for the year	$(44,049)	$(24,553)

Basic and diluted loss per share:
As reported:
Continuing operations	$(2.54)	$(1.52)
Discontinued operations	0.03	0.01

Loss	$(2.51)	$(1.51)

Pro forma:
Continuing operations	$(2.89)	$(1.76)
Discontinued operations	0.03	0.01

Loss	$(2.86)	$(1.75)

        The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

Deferred Income Taxes

        Deferred income taxes are determined utilizing the asset and liability method, based on the estimated future differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the assets will not be realized. See also note 15.

        Taxes that would apply in the event of disposal of investment in a subsidiary have not been taken into account when computing deferred taxes, as if the Company intended to hold this investment and has not realized it.

Reclassifications

        Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

        In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), with changes in fair value of such hybrid financial instrument recognized in earnings. The fair-value election will eliminate the need to separately recognize certain derivatives embedded in hybrid financial instruments under SFAS 133.

        SFAS 155 is effective as of January 1, 2007 for all financial instruments acquired or issued. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

        In July 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring and presenting in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties and disclosure requirements for uncertain tax positions. FIN 48 is effective beginning as of January 1, 2007. The provisions of FIN 48 shall be applied to all tax positions upon initial adoption of this interpretation. Only tax positions that meet the "more likely than not' recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this FIN 48. The Company is currently assessing the impact of that adoption of FIN 48 will have on its consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not result in corrections of the Company's consolidated financial statements.

        In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 is effective for the Company beginning as of January 1, 2008, although earlier adoption is encouraged. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial position and results of operations.

        In June 2006, EITF reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-03 relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. EITF 06-03 states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies," if those amounts are significant. The Company must adopt EITF 06-03 for interim and annual reporting periods beginning as of January 1, 2007. The Company does not expect that the adoption of EITF 06-03 will have a material effect on its consolidated financial position or results of operations.

        In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

2. Short-Term Investments

        The fair value of available-for-sale securities are as follows:

December 31, 2006
Due in one year or less including money market
(In thousands of U.S. $)
Corporate debts securities and municipal securities	$10,930
Money market	342

$11,272

        The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $42,000, $126,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively and realized gain (loss) of $42,000, $(45,000) and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31, 2006			December 31, 2005
	Amortized cost	Unrealized holding losses	Estimated fair market value	Amortized cost	Unrealized holding losses	Estimated fair value market
	(In thousands of U.S. $)
Corporate debt securities and municipal securities	$10,933	$(3)	$10,930	$2,960	—	$2,960
United States obligations and municipal securities	—	—	—	4,027	—	4,027
Money market	342	—	342	416	—	416

	$11,275	$(3)	$11,272	$7,403	—	$7,403

Reported as:
Cash equivalents	—	—	—	—	—	—
Short-term investments	$11,275	$(3)	$11,272	$7,403	—	$7,403

	$11,275	$(3)	$11,272	$7,403	—	$7,403

3. Inventory

        In accordance with its inventory evaluation policy and procedures, the Company recognized inventory and purchase commitment write-downs of $514,000 and $1,760,000 for the years ended December 31, 2006 and 2005, respectively. The Company took these write-downs to account for excess inventory resulting from a slower than expected sales cycle and the Company's increased focus on providing products to utility and cable customers. The purchase commitment provision results from the Company's contractual obligation to order or build inventory in advance of anticipated sales.

        During the year ended December 31, 2001, the Company wrote down excess inventory and purchase commitments of $8,450,000. The Company charged the write-down to cost of revenues. Revenues in the years ended December 31, 2006 and 2005 did not include any inventory previously written-down to $0. In the year ended December 31, 2004, inventory that was previously written down to $0 by taking a charge of $435,000, was sold for $1,014,000.

        During the year ended December 31, 2006, the Company received reimbursement of $901,000 from its insurance company for inventory damaged in a flood in its Israeli facilities. For the year ended December 31, 2006, $710,000 of this reimbursement was recorded against Cost of Revenues and $191,000 as part of the Company's Other Income.

        Inventory was comprised of the following:

	December 31,
	2006	2005
	(In thousands of U.S. $)
Raw materials	$395	$488
Work in process	445	415
Finished goods	1,522	1,588

	$2,362	$2,491

        For information on the Company's policy regarding the write-down of inventory, see note 1.

4. Agreement with Arcadian Networks, Inc.—Related Party

        On March 31, 2006, the Company entered into an Equipment Purchase Agreement (the "Purchase Agreement") with Arcadian Networks, Inc. ("ANI"). Davidi Gilo, the Company's Chairman of the Board of Directors and former Chief Executive Officer, is also the Chairman of the Board of Directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI. Avraham Fischer, a director of the Company, is co-chief executive officer and a director of Clal Industries and Investments, Ltd. ("Clal"), which invested $20,000,000 in ANI in August 2006.

        Pursuant to the Purchase Agreement, the Company sells certain of its products and services to ANI over a 10-year term. The Company distributes these products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico (the "Relevant Territory") to identified markets if: (a) ANI makes two payments of $4,000,000 during each of the first two years of the Purchase Agreement; (b) ANI meets specified annual minimum product purchase amounts; and (c) ANI's outstanding balances are below specified amounts.

        Exclusivity after the second year will depend on ANI's meeting the minimum purchase amounts. In addition, to maintain its exclusivity rights in the Purchase Agreement, ANI must purchase at least 25% of its minimum product purchase amounts within the first six months of any given year, and at least 32% within the first six months of any given year if ANI purchases from third parties more than 15% of products with similar functionality to the products covered by the Purchase Agreement.

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

        The Company received an initial purchase order for $10,000,000 on March 31, 2006 (related to products to be purchased in the first year of the Purchase Agreement) and the first exclusivity payment of $4,000,000 on April 3, 2006 which satisfied ANI's requirements for exclusivity in the first year of the Purchase Agreement. As of December 31, 2006, the Company had not received the second $4,000,000 exclusivity payment.

        For the year ended December 31, 2006, the Company recognized revenue of $6,721,000 under the Purchase Agreement, which included sales of products of $6,318,000, income related to the exclusivity payment of $300,000 and product maintenance of $103,000. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement. As of December 31, 2006, ANI had an outstanding accounts receivable balance of $991,000.

        During the year ended December 31, 2006, the Company deferred revenues of $3,795,000 from ANI, of which $3,700,000 relates to the exclusivity payment and $95,000 to product maintenance.

5. Restricted Cash

        As security for the Syntek Promissory Note, as discussed in note 7, the Company delivered a $5,000,000 irrevocable letter of credit. In connection with this letter of credit, the Company deposited $5,000,000 with the Israeli Bank and agreed to restrictions on withdrawal of this amount until the letter of credit is cancelled, see note 7.

6. Property and Equipment, net

        Property and equipment consist of the following:

		December 31,
	Estimated useful life
		2006	2005
		(In thousands of U.S. $)
Cost:
Machinery and equipment	2-5 years	$3,989	$3,840
Computers	2-3 years	2,805	2,545
Furniture, fixtures and leasehold improvements	2-6 years	1,217	689
Vehicles	7 years	56	56

		8,067	7,130
Accumulated depreciation and amortization		(6,391)	(5,545)

Property and equipment, net		$1,676	$1,585

        Depreciation and amortization expenses were $850,000, $1,000,000 and $675,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

7. Acquisition of Xtend

        On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company that was a development stage company at the time. Xtend provides infrastructure solutions through the Company's Cable Solutions segment that expand the bandwidth of cable television lines. The acquisition allowed the Company to diversify its business by adding a different segment to its Wireless Solutions business. The results of Xtend's operations were consolidated with the Company's operations beginning July 1, 2004 and are classified in the Cable Solutions segment.

        In connection with the acquisition:

  •
  The Company issued 1,398,777 shares of its common stock valued at $8,492,000, and made cash payments of approximately $2,970,000 for non-competition agreements with certain Xtend employees;

  •
  The Company provided a Promissory Note in the principal amount of $6,500,000 originally payable on March 31, 2007 (the "Syntek Promissory Note"). This amount was accounted for as contingent consideration since it was payable only if the Company was unable to meet certain key provisions, as described in the Syntek Promissory Note. These key provisions were amended as discussed below;

  •
  In January 2005, the Company paid a $1,200,000 cash bonus to an Xtend employee. This bonus was expensed as part of sales and marketing expenses in 2004;

  •
  The Company incurred direct related expenses of $578,000, which were capitalized as a part of the cost of the acquisition; and

  •
  On December 16, 2005, the Company amended key provisions of the Syntek Promissory Note as follows:

  •
  the maturity date was extended by one year from March 31, 2007 to March 31, 2008;

  •
  the provision that would have allowed the holder to accelerate the Syntek Promissory Note if the sum of the Company's cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived;

  •
  The Syntek Promissory Note provided for cancellation in the event that:

  (a)
  the Company's revenue (including that of all subsidiaries; except for newly acquired businesses) equals or exceeds $60,000,000 and gross margin equals or exceeds 35%, for either of the fiscal years ending December 31, 2006 or December 31, 2007;

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

        As security for the Syntek Promissory Note, the Company delivered to the holder the $5,000,000 letter of credit. The letter of credit will be cancelled if any time after June 30, 2006, for 45 consecutive trading days, all of the following conditions exist: (a) the weighted average trading price of the Company's common stock is equal to or higher than $18.00 per share; (b) the average daily trading volume of the Company's common stock is higher than 150,000 shares per day; and (c) the holder is lawfully able to sell publicly in one transaction or in a series of transactions, during such 45 consecutive trading days, all of its shares of the Company's common stock without registration under the Securities Act of 1933, as amended. If the Company's consolidated revenues in the year ended December 31, 2006 equal or exceed $60,000,000 and the Company's consolidated gross margin equals or exceeds 35% during the same period, the Syntek Promissory Note will be canceled.

        The Company determined that, as of the time of the amendment of the Syntek Promissory Note in December 2005 and immediately prior to its amendment, the contingency had been resolved and therefore the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired as discussed in note 8. In addition, the Company estimated the fair value of the amended Promissory Note at $3,967,000 and recorded this amount as a long-term liability under "Promissory note." The difference between the value of the amended Syntek Promissory Note and the original Syntek Promissory Note, of $2,533,000, was recorded as "Gain Resulting from Amendment to Promissory Note" in the Consolidated Statements of Operations. In future periods, the Company will record an accretion to the value of the amended Promissory Note up to $6,500,000. This accretion of $2,533,000 will be recorded as finance expenses during the remaining term of the Syntek Promissory Note, unless it is cancelled as provided above. For the year ended December 31, 2006, the Company recorded $1,111,000 in financial expenses related to the accretion of the Syntek Promissory Note.

        At the time of the acquisition Xtend was a development stage company that had not yet commenced its planned principal operations; therefore the Company accounted for the acquisition as an acquisition of net assets pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company allocated the purchase price to the individual assets acquired and liabilities assumed, based on their relative fair values, and did not record goodwill. As of the closing date of the acquisition, the tangible and intangible net assets acquired consisted of the following (in thousands of U.S. $):

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

        The amount of $1,402,000 of the purchase price was allocated to the estimated fair value of purchased research and development in process, which, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use, and, in accordance with GAAP, was charged to operating expenses upon acquisition.

8. Intangible Assets, net

        At the time of amendment of the Syntek Promissory Note, the Company's focus was on the residential market of cable television multi-system operators ("MSOs"), rather than the commercial market of MSOs, which was the Company's focus at the time of the Xtend acquisition. This required the Company to invest additional efforts in the development of suitable technology and products. Given this change in focus, and in conjunction with the Company's ongoing review of the carrying value of its intangible assets, the Company determined in December 2005 that, in accordance with SFAS No. 144, an impairment test of intangible assets was required.

        The fair value of the intangible assets was estimated by management with the assistance of an independent third party appraiser, based upon future expected discounted cash-flows as of December 31, 2005. Based on this appraisal, by using a weighted discounted cash flow model for the estimation of a fair value of group of assets, as set forth in SFAS No. 144, together with other facts and circumstances, the Company recorded an impairment charge of $11,388,000 relating to the full remaining carrying value of the intangible assets as of December 31, 2005.

        Amortization of intangible assets acquired for the years ended December 31, 2005 and 2004 was $1,914,000 and $1,045,000, respectively, consisting of the amortization of existing technology (classified in the Statements of Operations as "Cost of Revenues"), of $366,000 and $194,000, respectively; non-competition agreements of $883,000 and $442,000, respectively; an exclusive sales agreement of $541,000 and $285,000, respectively; and workforce of $124,000 and $124,000, respectively.

        In 2005, the Company amortized its intangible assets using the straight-line method over their estimated useful lives as follows: existing technology over six years; non-competition agreements over approximately three years; an exclusive sales agreement over four and a half years; and workforce over one year.

9. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands of U.S. $)
Withholding tax	$3,321	$2,582
Compensation and benefits	1,995	1,812
Royalties	940	930
Professional fees	361	192
Deferred rent	354	161
Interest payable to Goldman, Sachs & Co.	285	—
Warranty*	66	104
Deferred revenues	66	5
Customers' advance	—	110
Other	489	495

	$7,877	$6,391

*
The changes in the warranty provisions are as follows:

	December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Balance at beginning of year	$104	$426	$389
Usage of warranty	(59)	(39)	—
Product warranty issued for new sales	177	172	380
Changes in accrual in respect of warranty periods ending	(156)	(455)	(343)

Balance at end the of year	$66	$104	$426

10. Liability for Employee Rights upon Retirement

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

        United States.    The Company's liability for severance pay includes severance for certain United States employees of $516,000 and $157,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006, severance pay liability included $300,000 for Mr. Gilo, the Company's Chairman of the Board of Directors and former Chief Executive Officer. See note 17.

        The amounts paid related to severance and severance expenses were:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Amounts paid and contributed related to severance	$1,037	$746	$624

Severance expenses*	$1,451	$661	$729

*
Severance expenses relating to defined contribution plans were $351,000, $271,000 and $209,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

        With respect to the Company's Israeli employees, as of December 31, 2006, the Company expected to contribute $343,000 to a defined contribution plan and $159,000 to insurance and pension plans for the year ending December 31, 2007.

        The Company expects that payments relating to future benefits payable to employees upon retirement at normal retirement age in the next 10 years will not be material to the Company's business or results of operation. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees who retire before their normal retirement age or who retire after 2016.

11. Financing

        On March 23, 2006, the Company closed the private placement of shares of common stock, a convertible note, a senior secured note and warrants to purchase common stock with Goldman, Sachs & Co. in exchange for $25,000,000 (the "2006 Financing"). In the 2006 Financing the Company issued (a) 1,353,365 shares of the Company's common stock, (b) a $10,000,000 10% Convertible Note (the "$10,000,000 2006 Convertible Note"), (c) a $7,500,000 9.5% Senior Secured Note (the "$7,500,000 2006 Senior Secured Note"), and (d) warrants to purchase 298,617 shares of the Company common stock. The Company's net proceeds from the 2006 Financing were $23,400,000.

        The $10,000,000 2006 Convertible Note matures on March 22, 2011 and accrues interest at a rate of 10% per annum, payable in cash quarterly in arrears, and is convertible at the holder's option into shares of common stock at a conversion price of $10.00 per share, subject to adjustment. In the event of a Fundamental Transaction (as defined in the $10,000,000 2006 Convertible Note), the holder may, at its option, require the Company to redeem all or any portion of the note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a "make-whole" premium calculated in accordance with the terms of the note. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. The $10,000,000 2006 Convertible Note is unsecured and subordinate to the Company's senior indebtedness.

        The $7,500,000 2006 Senior Secured Note matures on March 22, 2011 and accrues interest at a rate of 9.5% per annum, payable in cash quarterly in arrears. The entire principal amount plus all accrued interest is payable at maturity, unless earlier redeemed or repurchased. The Company has the option to prepay the $7,500,000 2006 Senior Secured Note in whole or in part, beginning March 22, 2007, subject to payment of an applicable premium. In the event of a Fundamental Transaction (as defined in the senior note), the holder may, at its option, require the Company to redeem the entire senior note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest. Any default in the payment of interest or principal will result in an increase in the interest rate by an additional 2% until the default is cured. In addition, holders of more than one-third of the aggregate principal balance then outstanding may declare all outstanding amounts immediately due and payable upon the occurrence of any event of default. The $7,500,000 2006 Senior Secured Note is a senior secured obligation and is secured by the Company's assets and the intellectual property of certain of the Company's subsidiaries, as set forth in the Guaranty and Security Agreement delivered to Goldman, Sachs & Co. in the 2006 Financing.

        The foregoing description of the $10,000,000 2006 Convertible Note and $7,500,000 Senior Secured Note sets forth features of the notes as of December 31, 2006. On March 28, 2007, the Company paid off both notes with the proceeds from a private placement of $35,000,000 of 5% unsecured Convertible Notes due 2012 (the "2007 Convertible Note"), initially convertible into 3,500,000 shares of the Company's common stock, par value $0.0001 per share, to Goldman, Sachs & Co., of which $17,500,000 was used to pay off the $10,000,000 2006 Convertible Note and $7,500,000 Senior Secured Note each due March 20, 2011 (the "2007 Financing"). See note 20.

        In connection with the Senior Secured Note, the Company issued warrants to purchase 298,617 shares of the Company's common stock at an exercise price of $0.10 per share. Goldman, Sachs & Co. exercised these warrants on March 24, 2006. See note 11.

        The Company allocated the proceeds received in the 2006 Financing to the different instruments based on the relative fair value of each instrument as follows:

	Face value	Relative fair value
1,353,365 shares of common stock	$7,500,000	$8,260,000
10% Convertible Note due March 22, 2011	10,000,000	10,111,000
9.5% Senior Secured Note due March 22, 2011	7,500,000	4,830,000
Warrants to purchase 298,617 shares of common stock for $0.10 per share	—	1,799,000

Total gross proceeds received in Financing	$25,000,000	$25,000,000

        The 2006 Senior Secured Note and the 2006 Convertible Note net of the issuance costs will be accreted by up to $2,559,000 to their face values of $7,500,000 and $10,000,000, respectively, through their five-year term until maturity. The accretion of the discount and premium will be recorded as interest expense.

        The estimated issuance costs of the 2006 Financing were $1,993,000 including (a) a $1,210,000 cash payment and issuance of warrants to purchase 79,559 shares of the Company's common stock, at exercise prices ranging from $0.10 to $10.00, the warrants fair value was determined based on the Black-Scholes option-pricing model (at an estimated fair value of $367,000, see table below), to the Company's financial advisor and (b) an amount of $417,000 for legal and other professional fees and costs. Of these estimated issuance costs, $806,000 and $385,000 were allocated, based on the relative fair value method, to the Convertible Note and the Senior Secured Note, respectively. These costs will be amortized based on the effective interest amortization method through the five-year term until maturity of the notes and recorded as interest expense, based on the effective interest method of amortization.

        The warrants to purchase shares of the Company's common stock issued in the 2006 were as follows:

Numbers of Warrants granted	Exercise price	Total fair value
8,958	$0.10	$69,000
40,601	$5.54	$191,000
30,000	$10.00	$107,000

79,559		$367,000

        The fair value of warrants granted was estimated based on the Black-Scholes option-pricing model, using the following assumptions:

2006
Black-Scholes model assumptions:
Risk-free interest rate	4.50%
Weighted-average expected life	3.00
Volatility ranges	0.76
Dividend yields	—

        Following the Financing, Goldman, Sachs & Co. became a related party. See note 17.

12. Commitments and Contingent Liabilities

  Operating Lease

        The Company leases its facilities and automobiles under cancelable and non-cancelable operating lease agreements. The Company leases its United States facilities in Georgia and California and its Israeli facilities in Airport City near Tel Aviv.

        The future minimum rental payments on a fiscal year basis under the operating leases are as follows*:

	December 31, 2006
	(In thousands of U.S. $)
2007	$1,543
2008	1,292
2009	1,123
2010	1,008
2011	451

	$5,417	*

*
Includes $980,000 related to automobile leases.

        Rental expenses under all operating leases were $2,087,000, $2,481,000 and $1,400,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts include $196,000 related to Xtend for the year ended December 31, 2004.

        As of December 31, 2006, the Company had purchase obligations of $1,136,000 which may become payable to the Company's suppliers at various times in the year ending December 31, 2007.

  Research Grants

        The Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist").    The Company's Israeli subsidiaries have obtained grants from the Chief Scientist of $2,800,000. The technology developed under these grants may not be transferred to any person without the consent of the Chief Scientist. The grants are repayable to the Chief Scientist generally at the rate of 3% to 5% of the sales of the products developed, up to 100% of the grant received.

        Binational Industrial Research and Development Foundation (the "BIRD Foundation").    The Company has participated in programs sponsored by the BIRD Foundation, which funds joint US-Israeli teams in the development of technology products. The Company has received BIRD Foundation grants of $1,700,000 for various projects. Grants received from the BIRD Foundation must be paid back at the rate of 2.5% to 5% of revenues from the projects funded, up to a maximum amount equal to 150% of the grants received.

        As of December 31, 2006, the Company repaid $1,300,000 of these grants. The maximum amount of contingent liability in respect of future royalties is $4,100,000 as of December 31, 2006. The royalty expenses for the years ended December 31, 2006, 2005 and 2004, were $10,000, $3,000 and $5,000, respectively.

  Syntek Promissory Note

        As part of the Xtend acquisition, the Company issued the Syntek Promissory Note in the principal amount of $6,500,000, which is secured by the $5,000,000 letter of credit. See note 7.

        Guarantees.    As of December 31, 2006, the Company issued guarantees of $373,000, of which $334,000 have been pledged by investments in banks and related to lease agreements.

        The $7,500,000 Senior Secured Note delivered in the 2006 Financing was a senior secured obligation, secured by the Company's assets and the intellectual property of its Israeli subsidiaries. See note 11.

13. Shira—Discontinued Operations

        Profit of the discontinued operations was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Revenues	—	—	$154
Cost of revenues	—	$3	31

Gross (loss) income	—	(3)	123

Income (loss) from operations	—	(25)	64
Interest income, net	—	—	3

	—	(25)	67

Gain on disposal	$78	$456	—

Income from discontinued operations	$78	$431	$67

        In 2003, the Company ceased the software business operated by Shira Computers Ltd. ("Shira"), its wholly-owned subsidiary, and terminated all of Shira's employees. Prior to that time, Shira operated in the Company's "Software Products" segment. The cessation of Shira's operations represented a disposal of a business segment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Accordingly, the Company classified the results of the Software Products segment as discontinued operations, and reclassified prior periods accordingly. The Company settled all severance expenses and termination of contractual obligations of $82,000 as of December 31, 2004. The Company did not incur any severance expenses or termination of contractual obligations, during the years ended December 31, 2005 and 2006.

        On March 31, 2005, the Company sold all of its shares of Shira stock. As consideration for the sale, the Shira purchasers assumed all liabilities of Shira totaling $270,000 and are required to pay the Company 22.5% to 42.5% of the proceeds that may be received upon any subsequent sale of Shira or its assets. Upon closing of the sale in March 2005, the Company recorded an initial gain of $290,000 as discontinued operations. During the year ended December 31, 2006 and 2005, the Company received an additional $78,000 and $166,000 from the Shira purchasers.

14. Capital Deficiency (Stockholders' Equity)

Common Stock Reserved for Issuance

        As of December 31, 2006, the Company reserved 559,167 shares of common stock for issuance upon exercise of options and issuance of shares of restricted stock reserved under the Company's stock-based compensation plans.

Issuance of Common Stock for Xtend Acquisition

        On June 30, 2004, in connection with the acquisition of Xtend, the Company issued 1,398,777 shares of its common stock. See note 7.

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

        The Company applied combined accounting to these options and the related loan secured by such options. This resulted in variable accounting for the stock options, with a minimum expense being recorded of $1,000,000. The total adjustments for the years ended December 31, 2005 and 2004 associated with these options were income of $786,000 and expenses of $21,000, respectively. In 2005, the Company also reversed a previous accrual of $89,000 for unrealized expenses. The Company recorded the charges/income as restructuring adjustments.

        As of December 31, 2006, this former officer had exercised all of these stock options. Upon the sale of some of the underlying shares of common stock, this former officer paid the Company all of the aggregate amount borrowed in 2002 ($19,000 of which by cancellation of 5,000 common shares).

Issuance of Common Stock under the Financing Agreement

        On March 23, 2006, in connection with the 2006 Financing, the Company issued 1,353,365 shares of common stock. See also note 11.

Warrants

        On March 23, 2006 in connection with the Financing, the Company issued warrants to purchase 298,617 shares of common stock at an exercise price of $0.10 per share. Goldman, Sachs & Co. exercised these warrants on March 24, 2006. In addition, the Company issued to its financial advisors warrants to purchase 79,559 shares of the Company's common stock, at exercise prices ranging from $0.10 to $10.00 (at an estimated fair value of $367,000). In December 2006, 2,240 of these warrants were exercised in a cashless exercise in which the Company issued 2,185 shares of common stock and returned 55 shares of common stock (which initially had been reserved for issuance) to its reserve of common stock authorized for issuance. A summary of warrants for the year ended December 31, 2006 (in thousands of United States dollars, except per share data):

        A summary of warrants for the year ended December 31, 2006:

	Number outstanding (in thousands)	Weighted average exercise price in dollars	Weighted average fair value in dollars
Warrants:
Granted	378	$1.47	$5.35
Exercised	(301)	$0.10

Balance at December 31, 2006	77	$6.83

Stock Option Plans

        The Company has the following stock option plans: the 1999 Employee and Consultant Equity Incentive Plan and the Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the "2000 Plan"). The Company's 1996 Equity Incentive Plan expired by its terms as of February 3, 2006. The Company currently makes grants only from the 2000 Plan, which permits the grant of incentive stock options ("ISOs") to employees, nonstatutory stock options to employees, directors and consultants and stock options which comply with Israeli law if granted to persons who are subject to Israel income tax. The 2000 Plan also provides for the awards of restricted stock and stock bonuses.

        In 2004, the Company's Board of Directors approved an amendment to the terms of the 2000 Plan to comply with Israeli tax legislation that became effective in January 2003.

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

        On November 1, 2004, the Company entered into an at-will employment agreement with Xtend's chief executive officer under which he was granted an option to purchase 300,000 shares of the Company's common stock. In January 2005, he also was granted an option to purchase 400,000 shares of the Company's common stock. No compensation expense was recorded for these options as the fair value of the stock was not greater than the exercise price. In October 2005, the employment of this officer was terminated, and 25% of his outstanding options (175,000) were immediately vested. All remaining outstanding options were forfeited.

        In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company's common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000 which was amortized during the year ended December 31, 2005 by $222,000, under APB No. 25.

        In March 2005, the Company granted its Chairman of the Board and former Chief Executive Officer and certain other employees 630,000 options to purchase shares of its common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company's common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of March 31, 2006, 75,000 of these stock options were forfeited as a result of the termination of an employee's employment. As of December 31, 2006, another 60,000 of these stock options were forfeited as a result of the termination of another employee's employment. In the years ended December 31, 2006 and 2005, the Company recorded expenses of $475,000 and $0, respectively, related to these stock options.

        See also note 19 regarding stock options granted in connection with recent management changes at the Company.

Grant of Stock Options to Davidi Gilo

        On February 10, 2006, the Company's Compensation Committee approved the grant to Mr. Gilo, the Company's Chairman of the Board and former Chief Executive Officer, of options to purchase 900,000 shares of the Company's common stock. These options vest as follows:

  (a)
  300,000 shares vested upon the closing of the 2006 Financing.

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

        The Company recorded stock-based compensation expenses of $750,000 for the year ended December 31, 2006 related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the 2006 Financing. The Company also recorded stock-based compensation expenses of $199,000 for the year ended December 31, 2006, in connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company's common stock. These stock-based compensation expenses were determined based on the binomial valuation method.

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

        In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested and 75,000 shares will vest subject to designated performance criteria. See note 7. In the year ended December 31, 2006, the Company did not record compensation expenses since it did not achieve the performance conditions related to the remaining restricted stock.

        A summary of stock option plans, shares of restricted stock and related information, under all of the Company's equity incentive plans for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands of United States $, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price	Weighted average fair value
Stock Options:
Balance at January 1, 2004	886	3,941	$4.46
Authorized	650	—	—
Granted fixed plans*	(1,642)	1,642	6.38	$3.70
Exercised fixed plans	—	(594)	3.30
Cancelled fixed plans	454	(454)	4.85
Cancelled variable plans	100	(100)	4.38

Balance at December 31, 2004	448	4,435	$5.29
Restricted shares:
Granted fixed plan	(71)	—	—	$6.47
Granted variable plan	(75)	—	—	$6.47

Balance at December 31, 2004	302	4,435	$5.29
Authorized	2,167	—	—
Grant fixed plans*	(2,070)	2,070	6.41	$3.80
Grant variable plans	(630)	630	8.11	$3.28
Exercised fixed plans	—	(222)	3.00
Exercised variable plans	—	(267)	0.03
Cancelled fixed plans	1,061	(1,061)	10.46

Balance at December 31, 2005	830	5,585	$5.35
Authorized	1,000	—	—
Grant*	(2,075)	2,075	5.26	$2.71
Exercised	—	(753)	3.47
Cancelled	844	(844)	6.37
Expired plan	(40)	—	—

Balance at December 31, 2006	559	6,063	$5.41

*
Includes 146,875, 518,750 and 151,250 options granted to non-employee directors in 2006, 2005 and 2004, respectively.

        The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the respective stock option grant. The expected term is based on the Company's historical exercise of stock option grants. The dividend yield assumption reflects the expected dividend. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience.

Stock Option Plans Details

        The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
(In U.S. $)	(In thousands of U.S. $)	(In years)	(In U.S. $)	(In thousands of U.S. $)	(In U.S. $)
Fixed Plans:
0.10	133	3.76	$0.10	46	$0.10
0.99	3	1.11	0.99	3	0.99
2.27-3.40	683	3.79	3.25	497	3.21
3.57-5.09	2,673	4.87	4.64	1,444	4.40
5.60-8.39	2,445	3.70	6.92	1,087	6.76
8.43-10.50	126	2.94	9.44	34	9.08

Total	6,063	$4.21	$5.41	3,111	$5.02

        The number of options exercisable as of December 31, 2006, 2005 and 2004 was 3,111,000, 2,578,000 and 2,066,000, respectively.

        Expenses related to stock-based compensation are included in the following line items in the Statements of Operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Cost of products sold	$83	$11	—

Research and development	$820	$223	$80

Selling and marketing	$1,543	$126	$555

General and administrative	$2,956	$108	$13

Charge for (reversal of) restructuring	—	$(786)	$21

Employee Stock Purchase Plan

        On February 2, 2000, the stockholders and the Board of Directors approved the Vyyo Inc. 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP permitted eligible employees to purchase shares of common stock at the end of each six-month purchase period during a two-year offering period, through payroll deductions not exceeding 15% of an employee's salary. The price per share was equal to 85% of the lower of the fair market value on the first day of each offering period or the last day of the applicable purchase period. During the years ended December 31, 2004 and 2003, 96,352 and 67,226 shares, respectively were issued under the ESPP. On January 20, 2005, the Company terminated the ESPP.

15. Income Taxes

U.S. Income Taxes

        Due to the Company's loss provision, there is no federal or material state income tax expense. Foreign withholding taxes of $802,000, $546,000 and $361,000 and state taxes of $0, $12,000 and $0 have been provided and recorded in provision for income tax expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

        The tax provision for income taxes differs from the amounts computed by applying the combined rate of statutory federal income tax and state tax of approximately 40% to income before income taxes. The source and tax effects of the differences are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Current:
Federal	—	—	—
State	—	$12	—
Foreign	$802	546	$361

Total Current	$802	$558	$361

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total	$802	$558	$361

At statutory rate	$(9,759)	$(13,112)	$(7,072)
State taxes	(1,665)	(2,237)	(1,206)
Net operating losses not recognized	10,405	13,552	7,495
Promissory note	442	1,579	—
Non-deductible stock compensation	390	56	783
Foreign withholding taxes	802	546	361
Other	187	174	—

Total	$802	$558	$361

        As of December 31, 2006, the Company had United States federal net operating loss carryforwards of approximately $55,100,000 which will expire in the years 2011 through 2026 and state net operating losses of approximately $40,200,000 which will expire in the years 2008 through 2016. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Such a "change in ownership," as described in Section 382 of the Internal Revenue Code, may substantially limit the Company's utilization of these net operating loss carryforwards.

Israeli Income Taxes

        As of December 31, 2006, the Company's Israeli subsidiaries have net operating loss carryforwards of approximately $96,000,000. The Israeli loss carryforwards have no expiration date.

        The Company's Israeli subsidiaries have been granted "approved enterprise" status for several investment programs. These programs entitle these subsidiaries to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which taxable income is attained as well as a reduced corporate tax rate of 10% to 25% (as opposed to the usual Israeli corporate tax rate of 31% for 2006) for the remaining term of the program on the program's proportionate share of income.

        Since the subsidiaries do not have taxable income, the tax benefits periods have not yet commenced. The subsidiaries losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly deferred tax assets from such losses have not been included in the financial statements. Entitlement to the above benefits is conditional upon the subsidiaries fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises.

        One of the Company's subsidiaries is taxed at the regular Israeli corporate tax rate. Following a series of changes in Israeli tax rates, the corporate tax rates are as follows: 2004: 35%, 2005: 34%, 2006: 31%, 2007: 29%, 2008: 27%, 2009: 26% and for 2010 and thereafter: 25%.

Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2006	2005
	(In thousands of U.S. $)
Deferred tax assets:
Net operating loss carryforwards	$21,076	$17,515
Other	150	96
Depreciation	76	87
Reserves & Accruals	3,644	1,434

	24,946	19,132
Valuation allowance	(24,946)	(19,132)

Net deferred tax assets	—	—

        The valuation allowance increased by $5,814,000, $6,878,000 and $5,870,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $843,000 of the valuation allowance is attributable to stock option deductions, the benefit of which will be credited to equity if and when realized. In the year ended December 31, 2006, the Company did not include $1,139,000 as deferred tax assets and valuation allowances upon the grant of non-qualified stock options.

        FASB Statement No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets if realization of such assets is more likely than not based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses in all prior years. The Company has provided a full valuation allowance against net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

        Loss before income taxes is composed of the following components for the:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Losses before taxes in United States	$14,577	$27,363	$13,762
Losses before taxes from continuing operations of Israeli subsidiaries	14,125	11,202	7,037

Total loss before taxes	$28,702	$38,565	$20,799

16. Financial Income (Expenses), Net

        Financial income (expenses), net is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Interest income	$1,214	$445	$706
Foreign exchange differences	(73)	(21)	(108)
Other	(40)	(23)	(90)
Interest expenses for related party*	(1,322)	—	—
Accretion of Syntek Promissory Note Discount**	(1,111)	—	—
Accretion of 2006 Senior Secured Note and 2006 Convertible Note*	(359)	—	—

	$(1,691)	$401	$508

*
See note 11.
**
See note 7.

17. Related Parties

Related Party Transactions with Mr. Gilo

        Amended Employment Agreement.    On February 10, 2006, the Company entered into an amended employment agreement with Mr. Gilo, the Company's Chairman of the Board and former Chief

Executive Officer (the "2006 Employment Agreement"), which replaced and superseded his original employment agreement (the "Original Employment Agreement").

        The 2006 Employment Agreement is for a three-year term, with automatic renewals thereafter for terms of one year each, subject to termination upon prior notice by either party. Under the 2006 Employment Agreement, in exchange for 30 hours of services per week, Mr. Gilo will receive an annual base salary of $400,000, which will be reviewed annually based on Mr. Gilo's services and the Company's financial results. Mr. Gilo is eligible to participate in bonus plans that may be adopted by the Company's Board of Directors and shall receive an additional bonus based on his performance and that of the Company each year as determined by the Board of Directors or Compensation Committee. In addition, Mr. Gilo is eligible for stock options that may be awarded by the Company, and he shall accrue 30 days of paid vacation for each 12 months of employment (up to 60 days).

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

        On March 21, 2007, the Company hired a new Chief Executive Officer. See note 19.

        Grant of Stock Options to Mr. Gilo.    For a description of stock options granted to Mr. Gilo, see note 14.

        Other Related Party Transactions Involving Mr. Gilo.    During the years ended December 31, 2006, 2005 and 2004, the Company reimbursed entities related to Mr. Gilo, for general and administrative expenses, net of $43,000, $71,000 and $63,000, respectively. In addition, the Company granted an employee of the same related party options to purchase the Company's common stock and recorded expenses of $3,000 and $20,000 for stock-based compensation in the years ended December 31, 2006 and 2005, respectively.

        During the years ended December 31, 2006, 2005 and 2004, the Company reimbursed a related party, an entity controlled by Mr. Gilo, for general and administrative expenses of $58,000, $121,000 and $74,000, respectively. During the year ended December 31, 2004, the Company paid an additional $30,000 to such related party for work in connection with the Company's acquisition of Xtend.

        During the years ended December 31, 2006, 2005 and 2004, the Company recorded various general and administrative expenses in connection with several charters of an aircraft for business travel purposes, provided by an unaffiliated third party management company, of $27,000, $742,000 and $770,000, respectively. The aircraft used in providing these services is leased by the same related party controlled by Mr. Gilo.

Other Related Party Transactions

        During the years ended December 31, 2006, 2005 and 2004, the Company paid legal and professional fees of $133,000, $72,000 and $149,000, respectively, for various professional and consulting services provided by a legal consulting firm under the control of Avraham Fisher, a stockholder and a director of the Company. In addition, Mr. Fisher has a relationship with ANI as described in note 4.

        On November 1, 2004, the Company and William Keating entered into an at-will employment agreement. Under the terms of Mr. Keating's agreement, effective November 1, 2004, Mr. Keating became chief executive officer of Xtend. Under the agreement, Mr. Keating was paid a base salary of $300,000 per year and was eligible for an annual bonus of $200,000 based on performance milestones. Mr. Keating was granted options to purchase 700,000 shares of the Company's common stock. Mr. Keating's employment was terminated in October 2005. In connection with his termination, and in accordance with the terms of the original grant, 175,000 options to purchase shares of the Company's common stock were vested and all remaining outstanding options were forfeited. In addition, the Company made a $75,000 severance payment to Mr. Keating, which the Company had accrued in the year ended December 31, 2004.

        With respect to the amendment of the Syntek Promissory Note payable to a stockholder, see notes 5 and 7.

        With respect to the equipment purchase agreement with ANI, see note 4.

        With respect to the $10,000,000 2006 Convertible Note and $7,500,000 2006 Senior Secured Note, see note 11.

        See note 14 for a description of the separation agreement with the Company's former chief executive officer.

        For the year ended December 31, 2006, the Company recorded consulting fees and expenses of $150,000 related to professional and consulting services provided by an executive search firm in which Margaret A. Bellville, a director of the Company, is a partner ($63,000 of the mentioned expenses relate to a period before the director became a related party). This director also has a personal consulting agreement with the Company pursuant to which the Company pays Ms. Bellville $2,000 per month for certain strategic consulting services

        For transactions with Wayne H. Davis, the Company's new Chief Executive Officer, see note 19.

        For Consulting Agreement with James A. Chiddix, a new director of the Company, see note 19.

        Amounts due to or from related parties are as follows:

	December 31,
	2006	2005
	(In thousands of U.S. $)
Accounts receivable	$991	—

Current assets	$3	$2

Debt issuance costs, net	$1,074	—

Accounts payable	$25	$18

Accrued liabilities	$362	$25

Deferred revenues	$3,795	—

Senior Secured Note	$5,085	—

Convertible Note	$10,097	—

18. Operating Segments and Geographic Information

        The Company's reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers.

        The Cable Solutions segment enables MSOs and other customers to operate private HFC networks for communications to customers. The Cable Solutions segment represents the results of Xtend's operations, which were consolidated with the Company's operations beginning July 1, 2004, and provides infrastructure solutions that expand the bandwidth of cable television lines. During 2006, the Company began to focus substantially all of its efforts and internal resources on its Cable Solutions segment.

        The Wireless Solutions segment enables utilities and other customers to operate private wireless solutions for communications to their remote assets and customers. Typical applications include high-speed internet services, SCADA, VoIP and telephony (T1/E1), all based on modified DOCSIS® technology.

        The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements. Segment losses reflect the loss from operations of the segment and do not include interest income (expenses), net, since this interest income (expenses) is not allocated to the segments.

        Financial data relating to reportable operating segments is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Consolidated revenues from:
Wireless Solutions:
Related party	$6,721	—	—
Other	195	$2,193	$6,094
Cable Solutions	1,084	174	—

Consolidated revenue	$8,000	$2,367	$6,094

Operating loss from continuing operations:
Wireless Solutions	$(11,625)	$(15,977)	$(13,079)
Cable Solutions	(15,386)	(25,522)	(8,228)

Total consolidated operating loss from continuing operations	(27,011)	(41,499)	(21,307)
Gain resulting from amendment to
Promissory Note	—	2,533	—
Financial income	1,214	445	706
Financial expenses	(2,905)	(44)	(198)
Income taxes	(802)	(558)	(361)

Loss from continuing operations	$(29,504)	$(39,123)	$(21,160)

        The following provides information on the Company's assets:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Wireless Solutions	$28,196	$19,935	$47,991
Cable Solutions:
Intangible assets	—	—	6,802
Other assets	3,953	1,860	1,306

	3,953	1,860	8,108

Eliminations / adjustments	—	—	72

	$32,149	$21,795	$56,171

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Wireless Solutions	$96	$363	$571
Cable Solutions:
Intangible assets	—	—	9,249
Other assets	845	976	513

	845	976	9,762

Eliminations / adjustments	—	—	—

	$941	$1,339	$10,333

Depreciation and amortization expenses:
Wireless Solutions	$298	$615	$595
Cable Solutions:*
Intangible assets	—	13,302	1,045
Other assets	552	385	80

	$552	13,687	1,125

	$850	$14,302	$1,720

*
Does not include the write-off of acquired in-process research and development.

        The following is a summary of operations within geographic areas, classified by the Company's country of domicile and by foreign countries:

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Revenues from sales to unaffiliated customers from continuing operations in Cable Solutions and Wireless Solutions segments:
United States, related party	$6,721	—	—
United States	148	$1,436	$1,525
China	—	226	2,105
Malaysia	—	165	1,778
Rest of the world	47	366	686

	$6,916	$2,193	$6,094

Cable Solutions segment:
United States	$1,084	$174	—

Property and equipment, net
Israel	$1,008	$1,378	$1,053
United States	668	207	199

	$1,676	$1,585	$1,252

        Sales to major customers in the Cable Solutions and Wireless Solutions segments out of total revenues are as follows:

	Year Ended December 31,
	2006	2005	2004
Customer A (related party)	84%	—	—
Customer B	13%	1%	—
Customer C	1%	45%	19%
Customer D	—	8%	19%
Customer E	—	2%	13%
Customer F	—	—	21%

19. Recent Management Changes

Employment of Wayne H. Davis, the Company's new Chief Executive Officer

        On March 21, 2007, the Company entered into an employment agreement with Mr. Davis, who will serve as the Company's new Chief Executive Officer (the "Davis Agreement"). Mr. Davis replaces Davidi Gilo, who will continue to serve as the Company's Chairman of the Board.

        The Davis Agreement is for a three-year term, with automatic one-year renewals, subject to termination upon prior notice by either party. Mr. Davis will receive an annual base salary of $300,000, which will be reviewed on or before December 31, 2007 and thereafter based on Mr. Davis' services and the Company's financial results. Mr. Davis may become eligible to receive an annual cash bonus up to $300,000 based on performance objectives to be agreed to by Mr. Davis and the Company's Board of Directors. The Company also granted Mr. Davis a stock option to purchase 600,000 shares of the Company's common stock subject to standard vesting for new employees: 25% vest at the one year anniversary of the grant with the remaining vesting in equal monthly installments for the next 36 months. The exercise price of the stock options is $6.31, the closing price of the Company's common stock on March 21, 2007. Mr. Davis accrues 30 days of paid vacation for each calendar year during the term of his agreement.

        If the Company terminates his employment without "Cause" (as defined in the Davis Agreement), (a) before the first anniversary of his employment, the Company must pay Mr. Davis severance equal to six months of his annual salary (without bonus), (b) after the first anniversary of his employment but on or before the second anniversary of his employment, the Company must pay Mr. Davis severance equal to nine months of his annual salary (without bonus), and (c) after the second anniversary of his employment, the Company must pay Mr. Davis severance equal to 12 months of his annual salary (without bonus).

        If Mr. Davis' employment is terminated upon a "Change of Control" (as defined in the Davis Agreement), Mr. Davis shall be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary plus 100% of his annual target bonus in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year for Mr. Davis and his spouse and dependent children. If upon a Change of Control Mr. Davis is offered employment by the Company's successor with responsibilities substantially similar to those in the Davis Agreement and Mr. Davis does not accept the offer, 33.3% of Mr. Davis' stock options will immediately vest. If upon a Change of Control Mr. Davis accepts employment by the Company's successor with responsibilities substantially similar to those in the Davis Agreement, 33.3% of Mr. Davis' stock options will immediately vest. If Mr. Davis terminates his employment for Good Reason (as defined in the Davis Agreement) with the Company's successor on or after the six-month anniversary of his employment, all remaining stock options held by Mr. Davis will immediately vest.

Transactions with James A. Chiddix, the Company's new Vice Chairman of the Board of Directors

        Nomination as Vice Chairman.    On March 21, 2007, the Company's Board of Directors nominated James A. Chiddix to serve as a Class I director. Mr. Chiddix's nomination will be submitted to the Company's stockholders at its 2007 annual meeting of stockholders.

        In accordance with the Company's compensation policy for new directors, the Company granted Mr. Chiddix an option to purchase 25,000 shares of the Company's common stock which vests in four annual installments on each anniversary of his nomination. The exercise price of the stock options at $6.31, the closing price of the Company's common stock on March 21, 2007. Mr. Chiddix also will be granted additional option grants for his service on the Board of Directors as described in the Company's proxy statement relating to the annual meting of stockholders to be held in May 2007.

        Consulting Agreement.    On March 21, 2007, the Company also entered into a Consulting Agreement with Mr. Chiddix pursuant to which Mr. Chiddix will receive $15,000 per month in exchange for providing certain services to the Company for on average 40 hours per month. Mr. Chiddix also was granted a stock option to purchase 250,000 shares of the Company's common stock which vests in equal monthly installments over 48 months. The exercise price of the stock options is $6.31, the closing price of the Company's common stock on March 21, 2007.

        The stock options granted to Mr. Chiddix may be accelerated upon the occurrence of specified events, including certain financing events, approval of the Company's products in identified cable companies or upon a "Change of Control" (as defined in the Consulting Agreement), as follows.

        Financing Event.    If the Company is a party to a Financing Event (as defined in the Consulting Agreement which does not include the 2007 Financing) on or before December 31, 2007, and it is determined that Mr. Chiddix contributed in a material way (as defined in the Consulting Agreement) to the Financing Event, then 30,000 of Mr. Chiddix's outstanding and unvested stock options will vest immediately.

        Spectrum Overlay.    If the Company's Spectrum Overlay solution is approved by one of two identified cable companies which generates a required level of revenue and if Mr. Chiddix contributed in a material way to the completion of such orders, then (a) 30,000 of Mr. Chiddix's stock options will immediately vest, and (b) the remaining number of outstanding and unvested stock options held by Mr. Chiddix (other than the number of stock options that may vest monthly through December 31, 2008) would be eligible to immediately vest if the Company subsequently receives the required approval and revenue from the second identified cable company.

        Change of Control.    If the Company enters into a definitive agreement on or before December 31, 2008 which would result in a Change of Control, then the remaining number of outstanding and unvested stock options held by Mr. Chiddix will immediately vest as of the closing of the Change of Control.

20. Subsequent Event

Financing

        On March 28, 2007, the Company closed a private placement of $35,000,000 of the Company's 5% unsecured Convertible Notes due 2012 (the "2007 Convertible Note"), initially convertible into 3,500,000 shares of the Company's common stock, par value $0.0001 per share, to Goldman, Sachs & Co., of which $17,500,000 was used to pay off in full the Company's outstanding $10,000,000 10% Convertible Note and $7,500,000 9.5% Senior Secured Note.

        The 2007 Convertible Note is convertible at the holder's option into shares of the Company's common stock at an conversion price of $10.00 per share, provided, that in no event may the holder own of record more than 14.8% of the outstanding shares of common stock. In the event of a Fundamental Change (as defined in the 2007 Convertible Note), the holder may, at its option, require the Company to redeem all or any portion of the 2007 Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a cash "make-whole" premium, calculated in accordance with the terms of the 2007 Convertible Note.

        Under the Amended and Restated Registration Rights Agreement executed in connection with the 2007 Convertible Note, the Company is obligated to file a registration statement on Form S-3 registering the resale of the shares issuable upon conversion of the Convertible Note for an initial two-year period, subject to extension under specified circumstances.

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
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1, 3.2, 10.15, 10.23, 10.24, 10.25, 10.26, 10.29, 10.30, 10.32 and 10.33
10.1*	Form of Indemnification Agreement. Previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.
10.2*	1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.
10.3*	1999 Employee and Consultant Equity Incentive Plan. Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-96129), and incorporated herein by reference.
10.4*
Third Amended and Restated 2000 Employee and Consultant Equity Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 16, 2005, and incorporated herein by reference.
10.5*
Employment Agreement with Davidi Gilo, dated as of February 10, 2006. Previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
10.6*	Employment Agreement with Wayne Davis, dated as of March 21, 2007. Previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 26, 2007, and incorporated herein by reference.
10.7*
Offer Letter of Avner Kol, effective as of November 1, 2005. Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference.
10.8*	Consulting Agreement with James A. Chiddix, dated as of March 21, 2007. Previously filed as Exhibit 10.2 to the Registrant's Form 8-K filed on March 26, 2007, and incorporated herein by reference.
10.9*
Consulting Agreement with Margaret A. Bellville, dated as of November 13, 2006. Previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed on November 16, 2006, and incorporated herein by reference.
10.10*
Separation Agreement and Release of Michael Corwin, effective as of January 27, 2006. Previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.

10.11*
Separation Agreement and Release of Andrew Fradkin, effective as of February 25, 2006. Previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 31, 2006, and incorporated herein by reference.
10.12*
Separation Agreement and Release of Amir Hochbaum, effective as of March 8, 2007. Previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 9, 2007, and incorporated herein by reference.
10.13*
Separation Agreement and Release of Gil Brosh, effective as of March 22, 2007. Previously filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 23, 2007, and incorporated herein by reference.
10.14
Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering. Previously filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-45132), and incorporated herein by reference.
10.15
Amended Promissory Note made on December 16, 2005 by Vyyo Inc. to Syntek Capital AG. Previously filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
10.16
Non-Competition Agreement dated June 30, 2004 between Vyyo Inc. and Hillel Weinstein. Previously filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
10.17
Office lease, dated June 30, 2004 between Vyyo Ltd. and Zeev Orbach. Previously filed as Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
10.18
Office lease, dated November 4, 2004, by and between Vyyo Ltd. and Kiryat Sede Hateufa Ltd. Previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2005, and incorporated herein by reference.
10.19
Office lease, dated December 2004, by and between Xtend Networks Inc. and Kiryat Sede Hateufa Ltd. Previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 4, 2005, and incorporated herein by reference.
10.20
Lease Agreement dated December 2004, by and between Corners Realty Corporation and Xtend Networks Inc. Previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2005, and incorporated herein by reference.
10.21
First Amendment to Lease, dated July 17, 2006, by and between I&G Peachtree Corners, L.L.C. and Xtend Networks Inc. Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2006, and incorporated herein by reference.
10.22	Guaranty of Vyyo Inc., dated as of July 17, 2006. Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2006, and incorporated herein by reference.
10.23
Securities Purchase Agreement between Vyyo Inc. and Goldman, Sachs & Co., dated as of March 18, 2006. Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.24
Form of $10,000,000 10% Convertible Note of Vyyo Inc. payable to Goldman, Sachs & Co. issued March 22, 2006. Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.

10.25
Form of $7,500,000 9.5% Senior Secured Note of Vyyo Inc. payable to Goldman, Sachs & Co. issued March 22, 2006. Previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.26
Form of Guaranty and Security Agreement between Vyyo Inc. and Goldman, Sachs & Co., dated as of March 22, 2006. Previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.27
Form of Registration Rights Agreement between Vyyo Inc. and Goldman, Sachs & Co., dated as of March 22, 2006. Previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.28**
Equipment Purchase Agreement between Vyyo Inc. and Arcadian Networks, dated March 31, 2006. Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2006, and incorporated herein by reference.
10.29
Securities Purchase Agreement between Vyyo Inc. and Goldman, Sachs & Co., dated as of March 28, 2007. Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.30
Form of $35,000,000 5% Convertible Note of Vyyo Inc. payable to Goldman, Sachs & Co. issued March 28, 2007. Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.31
Amended and Restated Registration Rights Agreement between Vyyo Inc. and Goldman, Sachs & Co., dated March 28, 2007. Previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.32
Form of Amended and Restated Senior Secured Note, dated as of March 28, 2007. Previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.33
Form of Amended and Restated Convertible Note, dated as of March 27, 2007. Previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
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

**
Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

QuickLinks

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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Vyyo Inc. 2006 ANNUAL REPORT
CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Vyyo Inc. Consolidated Balance Sheets (In thousands of U.S. $, except share data)
Vyyo Inc. Consolidated Statements of Operations (In thousands of U.S. $, except per share data)
Vyyo Inc. Consolidated Statements of Cash Flows (In thousands of U.S. $)
Vyyo Inc. Notes to Consolidated Financial Statements
INDEX TO EXHIBITS