Form 10-Q
period 2007-03-31
VYYO INC
filed 2007-05-15
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 11, 2007, there were 18,477,190 shares of Common Stock outstanding.

INDEX

VYYO INC.

PART I. FINANCIAL INFORMATION

Item 1.                          Condensed Consolidated Financial Statements

Vyyo Inc.

Consolidated Balance Sheets

(In thousands of U.S. $, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,134	$7,416
Short-term investments	7,020	11,272
Accounts receivable trade, net:
Related party (note 3)	—	991
Other	468	194
	468	1,185
Inventory, net (note 2)	2,320	2,362
Other	923	996
Total Current Assets	34,865	23,231
Long-Term Assets:
Restricted cash (note 4)	5,000	5,000
Property and equipment, net	1,662	1,676
Employee rights upon retirement funded (note 6)	1,221	1,168
Debt issuance costs, net	150	1,074
TOTAL ASSETS	$42,898	$32,149

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable	$1,349	$1,719
Accrued liabilities (note 5)	8,140	7,877
Deferred revenues-related party (note 3)	3,679	3,795
Total Current Liabilities	13,168	13,391

Long-Term Liabilities:
Promissory note (note 4)	5,401	5,078
Senior secured note (note 7)	—	5,085
Convertible note (note 7)	35,000	10,097
Liability for employee rights upon retirement (note 6)	2,345	2,111
Total Liabilities	55,914	35,762
Capital Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,316,231 and 18,114,031 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	262,600	260,966
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(275,615)	(264,576)
Total Capital Deficiency	(13,016)	(3,613)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$42,898	$32,149

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In thousands of U.S. $, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES
Revenues (note 10)	$462	$569
Revenues from related party (notes 3 and 10)	161	1,800

TOTAL REVENUES	623	2,369
COST OF REVENUES
Cost of products sold	618	318
Cost of products sold, related party	80	1,492
Total Cost of Revenues	698	1,810
GROSS PROFIT (LOSS)	(75)	559

OPERATING EXPENSES
Research and development	2,868	2,461
Sales and marketing	1,881	2,643
General and administrative	2,047	3,009

Total Operating Expenses	6,796	8,113

OPERATING LOSS	(6,871)	(7,554)
FINANCIAL INCOME	244	155
FINANCIAL EXPENSES (consists primarily of expenses for extinguishment of debt, note 7)	(4,162)	(424)

LOSS BEFORE INCOME TAXES	(10,789)	(7,823)
INCOME TAX	(250)	(157)
LOSS FOR THE PERIOD	$(11,039)	$(7,980)

LOSS PER SHARE — basic and diluted	$(0.61)	$(0.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	18,095	15,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. $)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(11,039)	$(7,980)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	218	229
Accretion and amortization of financing instruments, net	3,715	365
Stock-based compensation, net	886	1,981
Capital gain on sales of property and equipment	(4)	—
Decrease (increase) in assets and liabilities:
Accounts receivable — related party	991	—
Accounts receivable — other	(274)	164
Other current assets	73	(29)
Inventory	42	987
Accounts payable	(370)	(379)
Accrued liabilities	342	217
Deferred revenues — related party	(116)	57
Liability for employee rights upon retirement	234	301

Net cash used in operating activities	(5,302)	(4,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(435)	(34)
Purchase of short-term investments	(3,400)	(1,000)
Proceeds from sales and maturities of short-term investments	7,654	4,739
Proceed from sale of property and equipment	6	—
Contributions to severance pay funds	(53)	(31)

Net cash provided by investing activities	3,772	3,674

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	748	1,054
Proceeds from issuance of common stock, Senior Secured Note, 2006 Convertible Note and warrants, net of issuance cost	—	23,820
Proceeds from issuance of 2007 Convertible Note	35,000	—
Payments of Senior Secured Note and 2006 Convertible Note	(17,500)	—
Net cash provided by financing activities	18,248	24,874

Increase in cash and cash equivalents	16,718	24,461
Cash and cash equivalents at beginning of period	7,416	2,548

Cash and cash equivalents at end of period	$24,134	$27,009

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$8	$2

Cash paid for interest	$709	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      General Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vyyo Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, reclassifications and adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. You should read these interim unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006, filed by Vyyo Inc. with the Securities and Exchange Commission (the “SEC”).

Organization and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries (collectively, “Vyyo” or the “Company”). All material inter-company balances and transactions have been eliminated in consolidation.

The Company provides cable and wireless broadband access solutions through two business segments: the “Cable Solutions” segment and the “Wireless Solutions” segment. The Company’s primary focus is now on its Cable Solutions segment, and significantly all of its internal resources are focused on enhancing its visibility in and penetration of the cable market.

The Company’s products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers (“WISP”). Although the Company is engaged to various degrees in these distinct markets, some of the Company’s core technologies overlap with its solutions.

The Company’s Cable Solutions segment includes products that are used to deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s wireless or hybrid-fiber coax (“HFC”) networks. Additionally, the Company’s “Spectrum Overlay” technology is designed to expand cable operators’ typical HFC network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. The Cable Solutions segment also includes the results of operations of Xtend Networks Ltd., an Israeli privately-held company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”).

The Company’s Wireless Solutions segment includes products which enable utilities and other network service providers to operate private wireless networks for communications, monitoring and Supervisory Control And Data Acquisition of their geographically disbursed, remote assets. Additionally, it includes the Company’s WISP and telecommunications products which address the needs of rural service providers to serve customers with wireless high-speed data beyond the reach of traditional terrestrial networks.

Summary of Significant Accounting Principles

Financing

On March 28, 2007, the Company closed the private placement (the “2007 Financing”) of a convertible note with Goldman, Sachs & Co. in exchange for $35,000,000 (the “2007 Convertible Note”), which included $17,500,000 of new funding and $17,500,000 of which the Company used to pay off the $10,000,000 10% Convertible Note (the “2006 Convertible Note”) and $7,500,000 9.5% Senior Secured Note (the “Senior Secured Note”). The 2007 Financing resulted in estimated net proceeds to the Company of approximately $17,350,000.  See note 7.

On March 23, 2006, the Company closed the private placement (the “2006 Financing”) of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and warrants to purchase common stock to Goldman, Sachs & Co. The 2006 Financing  resulted in estimated net proceeds to the Company of approximately $23,400,000. See note 7.

Liquidity and Capital Resources

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations since its incorporation. For the three months ended March 31, 2007, the Company incurred a net loss of $11,039,000 and had an accumulated deficit of $275,615,000. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital or attain profitable operations. In addition, the Company continues to seek to expand its revenue base by adding new customers. Failure to secure additional capital or to expand its revenue base to achieve profitability, would likely result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

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

Foreign Currency Transactions

The United States dollar is the functional currency for the Company and its subsidiaries and all of its sales are made in United States dollars. In addition, a substantial portion of the costs of the Company’s foreign subsidiaries are incurred in United States dollars. Since the United States dollar is the primary currency in the economic environment in which the Company and its foreign subsidiaries operate, monetary accounts maintained in currencies other than the United States dollar (principally cash and liabilities) are remeasured into United States dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations as part of “Financing Income” and “Financing Expense.”

Investments in Marketable Securities

The Company’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a component of capital deficiency, until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of “Financial Income” or “Financial Expenses,” as applicable. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term in the Statements of Operations under “Short-term investments,” even though the stated maturity date may be one year or more from the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are also included in the Statements of Operations as part of “Financial Income” or “Financial Expenses,” as applicable.

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $0 and $(42,000) and realized losses of $0 and $31,000 for the three months ended March 31, 2007 and 2006, respectively.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company’s inventory is determined to be undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three months ended March 31, 2007 and 2006, the Company did not write-down any inventory.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs” (“FASB 151”), as of January 1, 2006, which did not have a material effect on the Company’s financial statements. FASB 151 requires that abnormal idle facility expenses be recognized as current-period charges, and that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facility.

Fair Value of Financial Instruments

The fair value of the financial instruments included in the Company’s working capital approximates carrying value. The Syntek Promissory Note, the Senior Secured Note and the 2006 Convertible Note delivered in the 2006 Financing and the 2007 Convertible Note delivered in the 2007 Financing are presented in the Balance Sheets as “Long-Term Liabilities,” at approximately their estimated fair value.

Debt Issuance Costs

 Costs incurred in the issuance of the 2007 Convertible Note in the 2007 Financing included cash payments to legal advisors in the three months ended March 31, 2007. Costs incurred in the issuance of the 2006 Convertible Note and Senior Secured Note to the Company’s financial advisor included warrants to purchase shares of the Company’s common stock and cash payments to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the fair value of the warrants was determined based on the Black-Scholes option-pricing model. Issuance cost are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Extinguishment of Debt

As noted above, in the 2007 Financing, the Company repaid the 2006 Convertible Note and Senior Secured Note. The Company accounted for this repayment as “extinguishment of debt” under the Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The 2007 Convertible Note was initially recorded at fair value, and that amount was used to determine the debt extinguishment loss of $3,263,000 recognized as a result of $2,231,000 unamortized accretion and $1,032,000 unamortized issuance expenses related to the 2006 Convertible Note and Senior Secured Note.

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

Revenue Recognition

The Company generates revenues from sales of its products. As of March 31, 2007, the Company’s revenues from services were not significant. The Company’s products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, the Company also may sell these products together as a package, in which case the Company typically ships products at the same time to the customer.

 Revenues from the Company’s products are recorded when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. The Company’s standard sales terms generally do not include customer acceptance provisions. However, where there is a right of return, customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until the Company has evidence of customer acceptance.

EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company sells its products together as a package. Because the Company delivers these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on the Company’s financial position and results of operations.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), for all periods presented. All outstanding stock options and shares of restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are not dilutive for the presented periods. For the three months ended March 31, 2007, the total number of shares of common stock related to outstanding options and the 2007 Convertible Note and warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share were 10,118,466. For the three months ended March 31, 2006, the total number of shares of common stock related to outstanding options and the 2006 Convertible Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share were 7,579,390.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of the Company’s common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions. The Monte Carlo valuation model is used only for stock options granted to executives in 2005 and 2006 if vesting is subject to market condition criteria.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, inventory capitalization of stock-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). In addition, the Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

The Company elected to recognize compensation cost for options granted with service conditions that have graded vesting schedules using the graded vesting attribution method.

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

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).  As of January 1, 2006, the cumulative effect of the Company’s adoption of SFAS 123(R) was not material.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value of the instruments based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The Company revaluates the fair value of the options granted over the related service periods and recognizes the value over the vesting period using the Black-Scholes model.

The fair value of each stock option granted during the three months ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes and the binomial valuation models, using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.68%	4.66%-4.74%
Weighted-average expected life range	10	2.5-5.0
Volatility ranges	0.61	0.62-0.76
Dividend yields	—	—

Monte Carlo valuation model assumptions:
Risk-free interest rate	—	4.60%
Weighted-average expected life	—	5.22
Volatility	—	0.61
Dividend yields	—	—

Binomial valuation model assumptions:
Risk-free interest rates ranges	4.46%-5.16%	4.20%-4.60%
Weighted-average expected life range	2.79-6.54	0.08-8.42
Volatility ranges	0.33-0.85	0.61-0.63
Dividend yields	—	—

Recent Accounting Pronouncements

In December 2006, FASB issued Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FSP EITF 00-19-2 to have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for the Company as applicable beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 would have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.             Inventory, net

Inventory is comprised of the following:

	March 31,	December 31,
	2007	2006
	(In thousands of U. S. $)
Raw materials	$421	$395
Work in process	455	445
Finished goods	1,444	1,522

	$2,320	$2,362

3.             Agreement with Arcadian Networks, Inc.

On March 31, 2006, the Company entered into an Equipment Purchase Agreement (the “ANI Agreement”) with Arcadian Networks, Inc. (“ANI”). Davidi Gilo, the Company’s Chairman of the board of directors and former Chief Executive Officer, is also the Chairman of the board of directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI. Avraham Fischer, a director of the Company, is co-chief executive officer and a director of Clal Industries and Investments, Ltd. (“Clal”), which invested $20,000,000 in ANI in August 2006.  Goldman, Sachs & Co., a major stockholder in the Company and holder of the 2007 Convertible Note is a stockholder of ANI.

Pursuant to the ANI Agreement, the Company sells certain of its products and services to ANI over a 10-year term. The Company distributes these products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico (the “Relevant Territory”) to identified markets if: (a) ANI makes two payments of $4,000,000 during each of the first two years of the ANI Agreement; (b) ANI meets specified annual minimum product purchase amounts; and (c) ANI’s outstanding balances are below specified amounts. The exclusivity payments are not refundable under any circumstances.

Exclusivity after the second year will depend on ANI’s meeting the minimum purchase amounts. In addition, to maintain its exclusivity rights in the ANI Agreement, ANI must purchase at least 25% of its minimum product purchase amounts within the first six months of any given year, and at least 32% within the first six months of any given year if ANI purchases from third parties more than 15% of products with similar functionality to the products covered by the ANI Agreement.

The ANI Agreement fixes the product prices for the first two years, after which time prices are subject to adjustment according to the amount of product purchased by ANI compared to specified forecasted purchase amounts.

The ANI Agreement does not prohibit the Company from selling any of its products or services to areas outside of the Relevant Territory. In addition, the Company may sell its products within the Relevant Territory to end users or resellers other than those engaged in the following markets: (a) electricity generation, transmission or distribution (both downstream and upstream); (b) oil or gas exploration, manufacture, transportation or distribution; (c) water utility; (d) chemical manufacture; (e) mining; (f) environmental monitoring or protection; (g) transportation facilities (including railroads); (h) border control; and (i) public safety. Specifically, the Company may sell its products in the Relevant Territory to cable television customers.

The Company received an initial purchase order for $10,000,000 on March 31, 2006 (related to products to be purchased in the first year of the ANI Agreement) and the first exclusivity payment of $4,000,000 on April 3, 2006 which satisfied ANI’s requirements for exclusivity in the first year of the ANI Agreement. As of March 31, 2007, the Company had not received the second $4,000,000 exclusivity payment.

For the three months ended March 31, 2007, the Company recognized revenue of $161,000 under the ANI Agreement, which included income related to the exclusivity payment of $100,000 and product maintenance of $61,000. The Company will recognize the exclusivity payments from ANI over the 10-year term of the ANI Agreement. As of the date of this report, ANI did not have an outstanding accounts receivable balance and the Company had deferred revenues from ANI sales of $3,679,000.

4.             Promissory Note

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company that was a development stage company at the time. As part of the purchase, the Company delivered a Promissory Note in the principal amount of $6,500,000 originally payable on March 31, 2007 (the “Syntek Promissory Note”). The Company accounted for the Syntek Promissory Note as contingent consideration since it was payable only if the Company was unable to meet certain key provisions, as described in the Syntek Promissory Note. These key provisions were amended on December 16, 2005 as follows:

•                                           the maturity date was extended by one year from March 31, 2007 to March 31, 2008;

•                                          the provision that would have allowed acceleration of the Syntek Promissory Note if the sum of the Company’s cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived;

•                                           The Syntek Promissory Note provides for cancellation in the event that:

(a)                                 the Company’s revenue (including that of all subsidiaries, except for newly acquired businesses) equals or exceeds $60,000,000 million and gross margin equal or exceeds 35%, for the year ended December 31, 2007;

(b)                                beginning on the first day that the Company’s common stock closes at or above $18.00 per share and at any time thereafter, a sale by the holder of all of its Remaining Shares at an average sales price at or above $18.00 per share. “Remaining Shares” means those shares of the Company’s common stock received by the holder in connection with the acquisition;

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

As security for the amended Syntek Promissory Note, the Company delivered a $5,000,000 irrevocable letter of credit, and deposited $5,000,000 with an Israeli bank and agreed to restrictions on withdrawal of this amount until the letter of credit is cancelled.  The letter of credit will be cancelled if, for 45 consecutive trading days, all of the following conditions exist: (a) the weighted average trading price of the Company’s common stock is equal to or higher than $18.00 per share; (b) the average daily trading volume of the Company’s common stock is higher than 150,000 shares per day; and (c) the holder is lawfully able to sell publicly in one transaction or in a series of transactions, during such 45 consecutive trading days, all of its shares of the Company’s common stock without registration under the Securities Act of 1933, as amended.

The Company determined that, as of the time of the amendment of the Syntek  Promissory Note in December 2005 and immediately prior to its amendment, the contingency had been resolved and therefore the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired. In addition, the Company estimated the fair value of the amended Syntek Promissory Note at $3,967,000 and recorded this amount in the Balance Sheets as a long-term liability under “Promissory note.” The Company recorded $2,533,000, the difference between the value of the amended Syntek Promissory Note and the original Syntek Promissory Note, as “Gain Resulting from Amendment to Promissory Note” in the Consolidated Statements of Operations. In future periods the Company will record an accretion to the value of the amended Syntek Promissory Note up to $6,500,000. The Company will record the accretion of $2,533,000 as finance expenses during the remaining term of the amended Syntek Promissory Note, unless it is cancelled as provided above. For the three months ended March 31, 2007, the Company recorded $323,000 in financial expenses related to the accretion of the amended Syntek Promissory Note.

5.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands of U.S. $)
Withholding tax	$3,577	$3,321
Compensation and benefits	2,185	1,995
Royalties	950	940
Professional fees	322	361
Deferred rent	361	354
Interest payable to Goldman, Sachs & Co.	14	285
Warranty*	57	66
Deferred revenues	70	66
Other	604	489
	$8,140	$7,877

*                    The changes in the warranty balances consist of the following:

	Three Months Ended March 31,	Year Ended December 31,
	2007	2006
	(In thousands of U.S. $)
Balance at beginning of period	$66	$104
Usage of warranty	—	(59)
Product warranty issued for new sales	23	177
Changes in accrual of warranty periods ending	(32)	(156)
Balance at end of period	$57	$66

6.                                      Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Amounts paid related to severance	$129	$174

Severance expenses*	$310	$397

*                    With respect to the Company’s Israeli employees, the Company expects to contribute $366,000 to a defined contribution plan and $159,000 to insurance and pension plans for the year ended December 31, 2007 (includes amounts contributed in the three months ended March 31, 2007).

7.                                      Financing

2007 Financing

 On March 28, 2007, the Company issued the 2007 Convertible Note ($35,000,000 principal; 5% annual interest), initially convertible into 3,500,000 shares of the Company’s common stock to Goldman, Sachs & Co., of which $17,500,000 was used to pay off in full the Company’s outstanding 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing described below.

The 2007 Convertible Note is convertible at the holder’s option into shares of the Company’s common stock at a conversion price of $10.00 per share, provided, that in no event may the holder own of record more than 14.8% of the outstanding shares of the Company’s common stock. In the event of a Fundamental Transaction (as defined in the 2007 Convertible Note to include sales of the Company’s assets and certain business combination transactions), the holder may, at its option, require the Company to redeem all or any portion of the 2007 Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and, subject to specified conditions, may be entitled to a cash “make-whole” premium, calculated in accordance with the terms of the 2007 Convertible Note.

Under the Amended and Restated Registration Rights Agreement executed in connection with the 2007 Convertible Note, the Company is required to file a registration statement on Form S-3 registering the resale of the shares issuable upon conversion of the 2007 Convertible Note for an initial two-year period, subject to extension under specified circumstances.

The Company accounted for the issuance of the 2007 Convertible Note (and the resulting repayment of the 2006 Convertible Note and Senior Secured Note) as extinguishment of debt under EITF 96-19. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, the Company recorded $3,263,000 in the three months ended March 31, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses.

In accordance with the provisions of EITF 96-19, the Company recorded the 2007 Convertible Note at its fair value, which is estimated at $35,000,000. The 2007 Financing resulted in estimated net proceeds to the Company of approximately $17,350,000, following pay off of the 2006 Convertible Note and Senior Secured Note and payment of issuance expenses of approximately $150,000.

2006 Financing

On March 23, 2006, the Company closed the private placement of $25,000,000 of common stock, a Convertible Note, a Senior Secured Note and warrants to purchase common stock to Goldman, Sachs & Co. In the 2006 Financing, the Company issued (a) 1,353,365 shares of common stock, (b) the 2006 Convertible Note ($10,000,000; 10% annual interest), (c) the Senior Secured Note ($7,500,000 principal; 9.5% annual interest), and (d) warrants to purchase 298,617 shares of common stock. The transaction resulted in estimated net proceeds to the Company of approximately $23,400,000.

The Company allocated the proceeds received in the 2006 Financing to the different instruments based on the relative fair value of each instrument as follows:

		Relative fair
	Face value	value
1,353,365 shares of common stock	$7,500,000	$8,260,000
10% Convertible Note	10,000,000	10,111,000
9.5% Senior Secured Note	7,500,000	4,830,000
Warrants to purchase 298,617 shares of common stock for $0.10 per share	—	1,799,000
Total gross proceeds received in 2006 Financing	$25,000,000	$25,000,000

The estimated issuance costs of the 2006 Financing were approximately $1,993,000 including (a) a $1,210,000 payment and issuance of warrants to purchase 79,559 shares of the Company’s common stock, at exercise prices ranging from $0.10 to $10.00 (at an estimated fair value of $366,000), to the Company’s financial advisor and (b) approximately $417,000 for legal and other professional fees and costs. Of these estimated issuance costs, $806,000 and $385,000 were allocated to the 2006 Convertible Note and the Senior Secured Note, respectively. These costs were amortized based on the effective interest amortization method through the five-year term until maturity of the notes and recorded as interest expense, based on the effective interest method of amortization.  The issuance costs described above were allocated to the different instruments based on their relative fair values.

As noted above, the Company repaid in full the 2006 Convertible Note and Senior Secured Note with proceeds from the 2007 Financing, and the unamortized accretion and unamortized issuance expenses were extinguished at that time.

8.                                      Stock-Based Compensation

Common Stock Reserved for Issuance

As of March 31, 2007, the Company reserved approximately 727,709 shares of common stock for issuance, upon exercise of stock options and issuance of shares of restricted stock reserved under its stock-based compensation plans.  These shares are available for issuance under the plans described below.

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

ISOs must have an exercise price equal to the fair value of the common stock on the grant date as determined by the Company’s board of directors. The period within which the option may be exercised is determined at the time of grant, but may not be longer than 10 years. The number of shares reserved under the 2000 Plan is subject to automatic annual increases on the first day of each fiscal year, equal to the lesser of 1,000,000 shares or 10% of the number of outstanding shares on the last day of the immediately preceding year. On May 10, 2007, the Company’s stockholders increased the 1,000,000 shares added annually to the 2000 Plan to 1,500,000 shares effective as of January 1, 2008 and, effective immediately, added an additional 1,000,000 shares to the total number available for issuance under the 2000 Plan.

In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000, of which $222,000 was amortized during the year ended December 31, 2005 under APB No. 25.

In March 2005, the Company granted certain executives 630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of March 31, 2007, 135,000 of these stock options were forfeited. In the three months ended March 31, 2007 and 2006, the Company recorded expenses of $117,000 and $117,000, respectively, related to these stock options.

In March 2007, the Company granted its Vice Chairman of the board of directors 250,000 options to purchase shares of common stock for $6.31 per share. This grant was made to the Vice Chairman in his individual capacity as a consultant to the Company. The options vest and become exercisable in equal monthly installments over 48 months. These stock options may be accelerated upon the occurrence of specified events, including certain financing events, approval of the Company’s products in identified cable companies or upon a “Change of Control” (as defined in the Consulting Agreement). In the three months ended March 31, 2007, the Company recorded expenses of $36,000 related to these stock options.

Grant of Stock Options to Davidi Gilo

On February 10, 2006, the Company’s Compensation Committee approved the grant of stock options to Mr. Gilo, Chairman of the board of directors, to purchase 900,000 shares of the Company’s common stock. At the time, Mr. Gilo also was Chief Executive Officer of the Company. These options vest as follows:

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

The Company recorded stock-based compensation expenses of $750,000 for the three months ended March 31, 2006 related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the 2006 Financing. In connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock, the Company recorded $79,000 and $30,000 in the three months ended March 31, 2007 and 2006, respectively. These stock-based compensation expenses were determined based on the Monte Carlo valuation method.

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

In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested and 75,000 shares were to vest subject to designated performance criteria. In the three months ended March 31, 2007, the Company did not record compensation expenses since it did not achieve the performance conditions related to the remaining restricted stock.

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans as of March 31, 2007 is as follows (in thousands, except per share data):

			Weighted
	Options/Shares		average	Weighted
	available	Number	exercise	average
	for grants	outstanding	price	fair value
Balance at January 1, 2007	559	6,063	$5.41	—
Authorized	1,000	—	—	—
Granted*	(1,130)	1,130	$5.86	$2.65
Exercised	—	(278)	$4.82	—
Cancelled	299	(299)	$6.53	—
Balance at March 31, 2007	728	6,616	$5.46	—

*                    Includes 51,250 options granted to non-employee directors in the three months ended March 31, 2007 and additional 250,000 options granted to the Vice Chairman who also serves as a consultant.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of March 31, 2007:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
		remaining	exercise		exercise
Range of exercise	Number	contractual	price per	Number	price per
Prices	outstanding	life	Share	exercisable	share
	(In thousands)	(In years)		(In thousands)
Plans:
0.10	126	3.52	$0.10	44	$0.10
0.99	3	0.86	0.99	3	0.99
2.27-3.40	637	3.71	3.24	470	3.20
3.57-5.22	2,725	4.89	4.64	1,405	4.43
5.60-8.39	2,999	4.41	6.73	1,048	6.76
8.43-10.50	126	2.70	9.44	35	9.05
	6,616	4.49	$5.46	3,005	$5.04

9.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Loss	$(11,039)	$(7,980)
Unrealized loss on available-for-sale securities	(1)	—
Comprehensive loss	$(11,040)	$(7,980)

10.          Segment Reporting

The Company’s business is divided into two segments: “Cable Solutions” and “Wireless Solutions.”

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Consolidated revenues from:
Cable Solutions	$462	$463
Wireless Solutions:
Related party	161	1,800
Other	—	106
	161	1,906
Consolidated revenues	$623	$2,369

Operating loss:
Cable Solutions	$(5,605)	$(2,690)
Wireless Solutions	(1,266)	(4,864)

Total consolidated operating loss	(6,871)	(7,554)
Financial income	244	155
Financial expenses	(4,162)	(424)
Income taxes	(250)	(157)
Loss for the period	$(11,039)	$(7,980)

The following provides information on the Company’s assets:

	March 31,	December 31,
	2007	2006
	(In thousands of U.S. $)

Cash, cash equivalents and short-term investments	$31,154	$18,688
Restricted cash	5,000	5,000
Debt issuance costs, net	150	1,074
Cable Solutions	3,370	3,139
Wireless Solutions	3,224	4,248
	$42,898	$32,149

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Cable Solutions	$148	$17
Wireless Solutions	58	17
	$206	$34

Depreciation and amortization expenses:
Cable Solutions	$ 158	$ 115
Wireless Solutions	60	114
	$ 218	$ 229

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Revenues from sales to affiliated and unaffiliated customers in the:
Cable Solutions segment:
North America	$462	$463
Wireless Solutions segment:
North America, related party	161	1,800
North America	—	95
Rest of the world	—	11
	$161	$1,906

	$623	$2,369

	March 31,	December 31,
	2007	2006
	(In thousands of U.S. $)
Property and equipment, net
Israel	$1,020	$1,008
United States	642	668
	$1,662	$1,676

Sales to major customers out of total revenues are as follows:

	Three Months Ended March 31,
	2007	2006
Customer A	72%	18%
Customer B (related party)	26%	76%

11.          Subsequent Event

Employment of Davidi Gilo, the Company’s Chairman of the Board of Directors

On April 5, 2007, the Company entered into an amended and restated employment agreement with Davidi Gilo (the “2007 Gilo Agreement”), which replaces and supersedes his employment agreement executed in 2006.

Under the 2007 Gilo Agreement, Mr. Gilo will continue to serve as the Company’s Chairman of the board of directors (subject to approval of the Company’s stockholders and until his successor is duly appointed and elected). The amendment has the same three-year term as his 2006 employment agreement (beginning February 2006), with automatic renewals thereafter for terms of one year each, subject to termination upon prior notice by either party. In exchange for 20 hours of services per week, Mr. Gilo will receive an annual base salary of $200,000, which will be reviewed on or before December 31, 2007 and thereafter based on Mr. Gilo’s services and the Company’s financial results. Mr. Gilo is eligible to receive employee benefits available to all employees, is eligible to participate in bonus plans that may be adopted by the Company’s board of directors and will be entitled to an additional annual bonus based on his and the Company’s performance each year as determined by the Company’s board of directors or Compensation Committee.  In addition, Mr. Gilo is eligible for stock options that the Company may award, and he accrues 30 days of paid vacation for each 12 months of employment, up to a maximum of 60 days.

If the Company terminates his employment without “Cause” (as defined in the 2007 Gilo Agreement), all of Mr. Gilo’s unvested options vest immediately and Mr. Gilo will receive a severance payment equal to the greater of (a) the full amount of compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement (based on his total compensation (salary and bonus) earned in 2007) through the end of the term; or (b) the full amount of compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007).

If the Company terminates his employment without Cause after the initial three-year term, all of Mr. Gilo’s unvested options shall immediately and Mr. Gilo will receive a severance payment equal to the full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007).

If the Company terminates his employment  for Cause, Mr. Gilo will receive a severance payment equal to full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for three months (based on his total compensation (salary and bonus) earned in 2007).

If Mr. Gilo voluntarily terminates his employment, Mr. Gilo shall receive a severance payment equal to the full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for nine months (based on his total compensation (salary and bonus) earned in 2007).

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

Overview

We provide cable and wireless broadband access solutions through two business segments: our “Cable Solutions” segment and our “Wireless Solutions” segment. Our primary focus is now on our Cable Solutions segment, and significantly all of our internal resources are focused on enhancing our visibility in and penetration of the cable market. The recent additions of James A. Chiddix as the new Vice Chairman of our board of directors and Wayne H. Davis as our new Chief Executive Officer validate our efforts and increase our visibility within the cable industry.

Our products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers (“WISP”). Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

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

On March 23, 2006, we closed the private placement of shares of common stock, a convertible note, a senior secured note and warrants to purchase common stock with Goldman, Sachs & Co. in exchange for $25,000,000 (the “2006 Financing”). In the 2006 Financing we issued (a) 1,353,365 shares of our common stock, (b) a $10,000,000 10% Convertible Note (the “2006 Convertible Note”), (c) a $7,500,000 9.5% Senior Secured Note (the “Senior Secured Note”), and (d) warrants to purchase 298,617 shares of our common stock, all of which were exercised in 2006. Our net proceeds from the 2006 Financing were approximately $23,400,000.

On March 28, 2007, we closed the private placement of a convertible note with Goldman, Sachs & Co. in exchange for $35,000,000 (the “2007 Convertible Note”), which included $17,500,000 of new funding and $17,500,000 of which we used to pay off the 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing. Our net proceeds from the 2007 Financing were approximately $17,350,000. See also note 7.

Critical Accounting Principles

The discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates, judgments and assumptions.

Our significant accounting principles are described in the notes to our 2006 annual consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006. We determined the critical principles by considering accounting principles that involve the most complex or subjective decisions or assessments. We believe our most critical accounting principles include the following:

Revenue Recognition

We generate revenues from sales of our products. As of March 31, 2007, our revenues from services were not significant. Our products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case we typically ship products at the same time to the customer.

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

Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which we sell our products together as a package. Because we deliver these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on our financial position and results of operations.

We recognize revenues related to the exclusivity provisions contained in the equipment purchase agreement with Arcadian Networks, Inc. (“ANI”) described in note 4 of our 2006 annual Consolidated Financial Statements on a straight line basis, over the 10-year term of that agreement

Inventory

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

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs” (“FASB 151”), as of January 1, 2006, which did not have a material effect on our financial statements. FASB 151 requires us to recognize abnormal idle facility expenses as current-period charges, and to allocate fixed production overhead costs to inventory based on normal capacity of the production facility.

Extinguishment of Debt

As noted above, in the 2007 Financing we repaid the 2006 Convertible Note and Senior Secured Note. We accounted for this repayment as “extinguishment of debt” under the Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The 2007 Convertible Note was initially recorded at fair value, and that amount was used to determine the debt extinguishment loss of $3,263,000 recognized as a result of $2,231,000 unamortized accretion and $1,032,000 unamortized issuance expenses related to the 2006 Convertible Note and Senior Secured Note.

Fair Value of Financial Instruments

The fair value of the financial instruments included in our working capital approximates carrying value. The Syntek Promissory Note, the Senior Secured Note and the 2006 Convertible Note delivered in the 2006 Financing and the 2007 Convertible Note delivered in the 2007 Financing are presented in the Balance Sheets as “Long-Term Liabilities,” at approximately their estimated fair value.

Debt Issuance Costs

Costs incurred in the issuance of the 2007 Convertible Note included cash payments to legal advisors in the three months ended March 31, 2007. Costs incurred in the issuance of the 2006 Convertible Note and Senior Secured Note to the Company’s financial advisor included warrants to purchase shares of the Company’s common stock and cash payments to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the fair value of the warrants was determined based on the Black-Scholes option-pricing model. Issuance cost are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123 (R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123 (R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions. The Monte Carlo valuation model is used only for stock options granted to executives in 2005 and 2006 if vesting is subject to market condition criteria.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides supplemental implementation guidance on SFAS 123 (R), including guidance on valuation methods, inventory capitalization of stock-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We applied the provisions of SAB 107 in our adoption of SFAS 123 (R). In addition, we have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

We elected to recognize compensation cost for an option granted with service conditions that have graded vesting schedules using the graded vesting attribution method.

We elected to adopt the modified prospective transition method permitted by SFAS 123(R). Under this transition method, we implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123 (R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we recognize compensation cost over the remaining service period for the portion of awards for which the requisite service has not been rendered using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123.

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). We elected to adopt the alternative transition method provided in SFAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).

As of January 1, 2006, the cumulative effect of our adoption of SFAS 123(R) was not material.

We account for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period, using the Black-Scholes model.

Expense related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Cost of revenues	$18	$14
Research and development	$130	$217
Sales and marketing	$291	$469
General and administrative	$447	$1,281

Recent Accounting Pronouncements

In December 2006, FASB issued Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. We do not expect EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for us as applicable beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 159 would have on our consolidated financial statements.

Results of Operations

Revenues

Revenues decreased to $623,000 in the three months ended March 31, 2007 from $2,369,000 in the three months ended March 31, 2006. This decrease in revenues was primarily due to revenue of $161,000 compared to revenue of $1,800,000 from our Wireless Solutions segment for products sold to ANI in the three months ended March 31, 2007 and 2006, respectively. ANI is a related party as discussed above in note 3. Our sales for the Cable Solutions segment were $462,000 and $463,000 for products sold to a top five cable MSO in the three months ended March 31, 2007 and 2006, respectively.

Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months Ended March 31,
	2007	2006
Customer A	72%	18%
Customer B (related party)	26%	76%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues decreased to $698,000 during the three months ended March 31, 2007 from $1,810,000 during the three months ended March 31, 2006. This decrease in cost of revenues was primarily attributable to decreases in shipments of our products. Our gross margin during the three months ended March 31, 2007 decreased primarily due to the decrease in shipment of our products together with flat fixed costs. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $2,868,000 and $2,461,000 during the three months ended March 31, 2007 and 2006, respectively. Approximately $2,206,000 and $1,135,000 of these expenses were from our Cable Solutions segment and approximately $662,000 and $1,326,000 of these expenses were from our Wireless Solutions segment for the three months ended March 31, 2007 and 2006, respectively. These expenses consist primarily of personnel, facilities, equipment and supplies and are charged to operations as incurred. A majority of our research and development activities are conducted in our facility in Israel.

The increase in our research and development expenses in our Cable Solutions segment during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted mainly from (a) an increase in salaries and compensation from $613,000 to $1,226,000 due to the increase in our Cable Solutions segment workforce compared to the workforce as of March 31, 2006 and (b) an increase of subcontractors, materials and other professional fees from $139,000 to $445,000.

Given our focus on our Cable Solutions segment, we anticipate that we will need to increase our research and development workforce in the Cable Solutions segment in future periods to meet our customer demands.

The decrease in our research and development expenses in our Wireless Solutions segment during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted mainly from (a) a decrease in salaries and compensation from $615,000 to $336,000 due to the decrease in our Wireless Solutions segment workforce compared to the workforce as of March 31, 2006, (b) a decrease of subcontractors, materials and other professional fees from $269,000 to $74,000 and (c) decreased charges for stock-based compensation from $118,000 to $17,000.

Sales and Marketing

Sales and marketing expenses decreased to $1,881,000 during the three months ended March 31, 2007 compared to $2,643,000 during the three months ended March 31, 2006. Of these expenses, $1,724,000 and $1,561,000 were from our Cable Solutions segment in the three months ended March 31, 2007 and 2006, respectively, and $157,000 and $1,082,000 were from our Wireless Solutions segment in the three months ended March 31, 2007 and 2006, respectively. Sales and marketing expenses consist of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities.

The increase in our sales and marketing expenses in our Cable Solutions segment during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted mainly from an increase in salaries and compensation from $775,000 to $982,000 due to the increase in our Cable Solutions segment workforce compared to the workforce as of March 31, 2006. These amounts were partly offset by decreased charges for stock-based compensation from $328,000 to $288,000.

Given our focus on our Cable Solutions segment, we anticipate that our Cable Solutions segment sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the Cable Solutions market and meet our customer demands.

The decrease in our sales and marketing expenses from our Wireless Solutions segment in the three months ended March 31, 2007 was mainly from (a) a decrease in salaries and compensation from $477,000 to $61,000 due to the decrease in our Wireless Solutions segment workforce compared to the workforce as of March 31, 2006, (b) decreased charges for stock-based compensation from $141,000 to $3,000, (c) a decrease in travel and entertainment expenses from $65,000 to $22,000, (d) a decrease of subcontractors, materials and other professional fees from $45,000 to $6,000 and (e) a decrease in overhead expenses from $245,000 to $43,000 related to the relocation of our sales and marketing support facilities of our Wireless Solutions segment from Palo Alto, California to Norcross, Georgia during 2006. Given this reduction and our general de-emphasis of our Wireless Solutions segment, we anticipate that sales and marketing expenses of our Wireless Solutions segment will decrease in future periods.

General and Administrative

General and administrative expenses were $2,047,000 compared to $3,009,000 during the three months ended March 31, 2007 and 2006, respectively. Of these expenses, approximately $1,520,000 and $285,000 were from our Cable Solutions segment and approximately $527,000 and $2,724,000 were from our Wireless Solutions segment during the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The decrease in general and administrative expenses during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to (a) decreased charges for stock-based compensation from $1,281,000 to $447,000 and (b) a decrease in professional fees from $332,000 to $209,000.

We expect general and administrative expenses to be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act and to execute our strategic plans and business development efforts.

Financial Income (Expense), Net

“Financial Income (expense), net” includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $3,918,000 for the three months ended March 31, 2007 compared to net interest expense of $269,000 for the three months ended March 31, 2006. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, we recorded $3,263,000 in the three months ended March 31, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses. In addition we had increased interest expenses due to our amended Syntek Promissory Note, 2006 Convertible Note and Senior Secured Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances, and recognition of an other-than-temporary impairment in our available-for-sale securities of $0 and ($42,000) and realized losses of $0 and $31,000 for the three months ended March 31, 2007 and 2006, respectively.

We will incur increased interest expenses for the remainder of 2007 and beyond due to long-term debt issued in the 2007 Financing in which the 2007 Convertible Note bears an annual interest rate of 5% and due to the amortization of deferred expenses incurred as part of the 2007 Financing. Interest expenses also will increase given the accretion to the value of the $6,500,000 amended Syntek Promissory Note. We will record accretion of $2,533,000 throughout the term of the amended Syntek Promissory Note, unless the note is cancelled, of which we recorded $323,000 during the three months ended March 31, 2007.

Income Taxes

As of December 31, 2006, our Israeli subsidiaries had net operating loss carryforwards of approximately $96,000,000. These carryforwards have no expiration date.

Our Israeli subsidiaries have been granted “Approved Enterprise” status for several investment programs. The Approved Enterprise status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this Approved Enterprise status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 29% for 2007) for the remaining term of the program on the plan’s proportionate share of income.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $31,154,000 of cash, cash equivalents and short-term investments.

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses from operations since our incorporation. For the period ended March 31, 2007, we incurred a net loss of $11,039,000 and had an accumulated deficit of $275,615,000. Our ability to continue as a going concern will depend upon our ability to raise additional capital or attain profitable operations. In addition, we continue to seek to expand our revenue base by adding new customers. Failure to secure additional capital or to expand our revenue base to achieve profitability, would likely result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying unaudited interim Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if we are unable to continue as a going concern.

During the three months ended March 31, 2007, net cash used in operations was $5,302,000, comprised mainly of our loss of $11,039,000, partially offset by (a) non-cash charges related to depreciation and amortization of $218,000, (b)  stock-based compensation of $886,000, (c) financing expenses of $3,715,000 resulting from accretion of the amended Syntek Promissory Note, the 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing and the 2007 Convertible Note delivered in the 2007 Financing, (d) an increase of liability for employee rights upon retirement of $234,000, and (e) changes in other working capital accounts of $688,000.

During the three months ended March 31, 2006, net cash used in operations was $4,087,000, comprised mainly of our loss of $7,980,000, partially offset by (a) non-cash charges related to depreciation and amortization of $229,000, (b) financing expenses of  $365,000 resulting from accretion of the amended Syntek Promissory Note, 2006 Convertible Note and Senior Secured Note, (c) stock-based compensation of $1,981,000, (d) an increase of liability for employee rights upon retirement of $301,000, and (e) changes in other working capital accounts of $1,017,000.

During the three months ended March 31, 2007, net cash provided by investing activities was $3,772,000 comprised of sales and maturities of our short-term investments net of $4,254,000 in purchases of short-term investments partially offset by $435,000 in purchases of property and equipment. During the three months ended March 31, 2006, net cash provided by investing activities was $3,674,000 comprised of $3,739,000 net of sales and purchases of our short-term investments partially offset by $34,000 in purchases of property and equipment.

Financing activities in the three months ended March 31, 2007 were approximately $18,248,000 related to the 2007 Financing which included the 2007 Convertible Note and proceeds we received upon the exercise of stock options.  Financing activities in the three months ended March 31, 2006 were approximately $24,874,000 and related to (a) the 2006 Financing, which included the issuance of our common stock, the 2006 Convertible Note, the Senior Secured Note and warrants to purchase our common stock, net of issuance cost and (b) proceeds we received upon the exercise of stock options. See note 7 above for additional information about the 2007 Financing and the 2006 Financing.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2007 and December 31, 2006, we had approximately $2,929,000 and $1,136,000, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2007.

Subsequent Event

Employment of Davidi Gilo, our Chairman of the Board of Directors

On April 5, 2007, we entered into an amended and restated employment agreement with Davidi Gilo (the “2007 Gilo Agreement”), which replaced and superseded his employment agreement executed in 2006.

Under the 2007 Gilo Agreement, Mr. Gilo will continue to serve as our Chairman of the board of directors (subject to approval of our stockholders and until his successor is duly appointed and elected). The 2007 Gilo Agreement has the same three-year term as his 2006 agreement, with automatic renewals thereafter for terms of one year each, subject to termination upon prior notice by either party. In exchange for 20 hours of services per week, Mr. Gilo will receive an annual base salary of $200,000, which will be reviewed on or before December 31, 2007 and thereafter based on Mr. Gilo’s services and our financial results. Mr. Gilo is eligible to receive employee benefits available to all employees, is eligible to participate in bonus plans that may be adopted by our board of directors and will be entitled to an additional annual bonus based on his and our performance each year as determined by our board of directors or Compensation Committee.  In addition, Mr. Gilo is eligible for stock options that we award, and he shall accrue 30 days of paid vacation for each 12 months of employment.

If we terminate his employment without “Cause” (as defined in the 2007 Gilo Agreement), all of Mr. Gilo’s unvested options will vest immediately and Mr. Gilo will receive a severance payment equal to the greater of (a) the full amount of compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement (based on his total compensation (salary and bonus) earned in 2007) through the end of the term; or (b) the full amount of compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007).

If we terminate his employment without Cause after the initial three-year term, all of Mr. Gilo’s unvested options will vest immediately and Mr. Gilo will receive a severance payment equal to the full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007).

If we terminate his employment for Cause, Mr. Gilo will receive a severance payment equal to full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for three months (based on his total compensation (salary and bonus) earned in 2007).

If Mr. Gilo voluntarily terminates his employment, Mr. Gilo will receive a severance payment equal to the full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for nine months (based on his total compensation (salary and bonus) earned in 2007).

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•                  our belief that our ability to continue as a going concern will depend upon our ability to raise additional capital or attain profitable operations;

•                  our belief that failure to secure additional capital or to expand our revenue base to achieve profitability would likely result in depleting our available funds and not being able to pay our obligations when they become due;

•                  our belief that our most critical accounting policies include policies related to revenue recognition, inventory, extinguishment of debt, fair value of financial instruments, debt issuance costs and stock-based compensation;

•                  our expectation that EITF 00-19-2 will not have a material impact on our consolidated financial statements;

•                  our anticipation that our revenues will remain concentrated among a few customers for the foreseeable future;

•                  our anticipation that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations;

•                  our anticipation that we will need to increase our research and development workforce in the Cable Solutions segment in future periods to meet our customer demands;

•                  our anticipation that our Cable Solutions segment sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the Cable Solutions market and meet our customer demands;

•                  our anticipation that sales and marketing expenses of our Wireless Solutions segment will decrease in future periods given the reduction in our expenses related to the relocation of our sales and marketing support facilities from California to George and our general de-emphasis of our Wireless Solutions segment;

•                  our expectation that general and administrative expenses will be higher in the future as we continue to

•                  implement internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 and to execute our strategic plans and business development efforts;

•                  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during the tax-exempt period (provided under Israeli law);and

•              our belief as to the payment of purchase obligations that are expected to become payable at various times through 2007.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates. Substantially all of our revenue and capital spending is transacted in United States dollars, although a substantial portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels (“NIS”). We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. In the event of an increase in inflation rates in Israel, or if appreciation of the NIS occurs without a corresponding adjustment in our dollar-denominated revenues, our results of operation and business could be materially harmed.

As of March 31, 2007, we had cash, cash equivalents and short-term investments of $31,154,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of March 31, 2007

If market interest rates were to increase on March 31, 2007 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $12,000, or approximately 0.04% of the total portfolio (approximately 0.03% of total assets). Assuming that the average yield to maturity on our portfolio at March 31, 2007 remains constant throughout the second quarter of 2007 and assuming that our cash, cash equivalents and short-term investments balances at March 31, 2007 remain constant for the duration of the second quarter of 2007, interest income for the second quarter of 2007 would be approximately $326,000. Assuming a decline of 10% in the market interest rates at March 31, 2007, interest income for the second quarter of 2007 would be approximately $383,000, which represents a decrease in interest income of approximately $28,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the three months ended March 31, 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at March 31, 2007 over the remaining contractual lives.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $11,039,000 for the three months ended March 31, 2007 and as of that date our accumulated deficit was $275,615,000. Our revenues and gross margins may not grow or even continue at their current levels and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

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

On March 28, 2007, we closed a financing of $35,000,000 with Goldman, Sachs & Co., as further described in note 7. In the 2007 Financing, we delivered the 2007 Convertible Note, $17,500,000 of which was used to payoff the outstanding 2006 Convertible Note and the Senior Secured Note issued to Goldman, Sachs & Co. in the 2006 Financing. Following this pay off and payment of issuance expenses , our net proceeds were $17,350,000. Notwithstanding the 2007 Financing, we may need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we may not be able to successfully execute our business plan.

If we default under the 2007 Convertible Note delivered to Goldman, Sachs & Co., the principal and accrued interest would become due and payable which would substantially harm our cash position and business prospects.

On March 28, 2007, we closed the 2007 Financing which included delivery of the 2007 Convertible Note in the principal amount of $35,000,000. The 2007 Convertible Note contains events of default that, if triggered, would require us to pay the principal and accrued interest under such note immediately (after the expiration of applicable cure periods). If an event of default occurs under the 2007 Convertible Note and the holder declares all outstanding principal and interest immediately due and payable, our cash position and business prospects would be substantially harmed.

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

Our functional currency is the United States dollar. We generate substantially all of our revenues in United States. dollars, but we incur a substantial portion of our expenses, principally salaries and related personnel expenses related to research and development, in New Israeli Shekels (“NIS”). As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel.

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

Future demand for our broadband products will depend significantly on the growing market acceptance of several emerging broadband services, including digital video, video-on-demand, high definition television, very high-speed data services and voice-over-internet protocol (“VoIP”) telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises networks, video compression standards such as MPEG-4 and Microsoft’s Windows Media 9, the greater use of protocols such as IP and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

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

A customer’s decision to purchase our products typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our systems can be lengthy and subject to a number of significant risks, over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results would be seriously harmed if such revenues do not materialize when anticipated, or at all.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended March 31,
	2007	2006
Customer A	72%	18%
Customer B (related party)	26%	76%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

In this regard, sales to Customer B in the year ended December 31, 2006 accounted for the vast majority of our sales during that year. This customer was formed in 2006 and has a very limited history of operations, profitable or otherwise. If this customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our business could be harmed. We have designed products for our Wireless Solutions segment to meet the specifications of Customer B, based on that customer’s assessment of the utility sector. Sales in our Wireless Solutions segment could be adversely affected if Customer B has not accurately assessed the needs of the utility sector.

Notwithstanding the foregoing, as sales to Customer B were made by our Wireless Solutions segment, if this customer is not successful, the effect to us will be tempered given the refocus of our internal resources on our Cable Solutions segment. In this regard, we expect that a significant source of our revenues in the coming years will be derived from our Cable Solutions segment rather than our Wireless Solutions segment.

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

If the adoption of broadband wireless technology continues to be limited, we will not be able to sustain or expand our wireless business.

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

While we continue to operate our Wireless Solutions segment, our primary focus is now on our Cable Solutions segment. Accordingly, we may consider a variety of alternatives to Wireless Solutions segment, including the sale, divestiture, license or restructuring of a substantial portion or all of our current wireless network technology or assets. If demand for products in our Wireless Solutions segment increases, we may not have sufficient products (either in terms of quantity or different product lines) to address the needs of the wireless market due to insufficient production capabilities or research and development expertise.

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

As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (the “PCAOB”). We will be required to make our first annual certification on our internal controls over financial reporting in our annual report for the fiscal year ended December 30, 2007. In preparing for such certification, we are evaluating our internal controls for compliance with applicable SEC and PCAOB requirements, and we may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and may need to hire additional personnel. Although our review is not complete, we are taking steps to improve our internal control structure by dedicating internal resources to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of the end of our fiscal year 2007. Moreover, although our management will continue to review and evaluate the effectiveness of our internal controls, we can give no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to generally accepted accounting principals in the United States that require us to record a charge to earnings for employee stock option grants, as well as other equity based awards. The change has negatively impacted our earnings and, if such impact is material in the future, could affect our ability to raise capital on acceptable terms. In addition, regulations implemented by the Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant stock options to employees in the future. To the extent these new regulations make it more difficult or unacceptably expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant “change in ownership.” Any “change in ownership,” as described in Section 382 of the Internal Revenue Code, may substantially limit our ability to utilize the net operating losses carryforwards. As of December 31, 2006, we had United States federal net operating loss carryforwards of approximately $55,100,000, which will expire in years 2011 through 2026 and state net operating losses of approximately $40,200,000 which will expire in years 2008 through 2016.

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

As of March 31, 2007, our management collectively owned approximately 33.49% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of March 31, 2007).

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

Our Fifth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain anti-takeover provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to stockholders. Specifically:

•                                          our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without stockholder approval;

•                                          our board of directors is divided into three classes, each serving three-year terms;

•                                            super majority voting is required to amend key provisions of our Fifth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws;

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2007, we delivered the 2007 Convertible Note to Goldman, Sachs & Co. For a description of the 2007 Financing, including a description of our expenses paid in connection with the 2007 Financing, see note 7 above. We relied upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such securities.

Item 6.            Exhibits

Exhibit Number	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Form of Indemnification Agreement.*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007

VYYO INC.

By:	/s/ Wayne H. Davis
Wayne H. Davis, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Arik Levi
Arik Levi, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Form of Indemnification Agreement.*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates management contract or compensatory plan or arrangement.