Form 10-Q
period 2007-06-30
VYYO INC
filed 2007-08-14
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 10, 2007, there were 18,537,498 shares of Common Stock outstanding.

INDEX

VYYO INC.

i

PART I.         FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

Vyyo Inc.

Consolidated Balance Sheets

(In thousands of U.S. $, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,997	$7,416
Short-term investments	16,268	11,272
Accounts receivable trade, net:
Related party (note 3)	745	991
Other	172	194
	917	1,185
Inventory, net (note 2)	2,287	2,362
Other	1,303	996
Total Current Assets	30,772	23,231
Long-Term Assets:
Restricted cash (note 4)	5,000	5,000
Property and equipment, net	1,570	1,676
Employee rights upon retirement funded (note 6)	1,181	1,168
Debt issuance costs, net	142	1,074
TOTAL ASSETS	$38,665	$32,149

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable	$1,795	$1,719
Accrued liabilities (note 5)	5,205	7,877
Deferred revenues, related party (note 3)	3,590	3,795
Total Current Liabilities	10,590	13,391

Long-Term Liabilities:
Promissory note (note 4)	5,745	5,078
Senior secured note (note 7)	—	5,085
Convertible note (note 7)	35,000	10,097
Liability for employee rights upon retirement (note 6)	2,339	2,111
Total Liabilities	53,674	35,762
Capital Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,521,969 and 18,114,031 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	265,299	260,966
Accumulated other comprehensive loss	(7)	(3)
Accumulated deficit	(280,301)	(264,576)
Total Capital Deficiency	(15,009)	(3,613)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$38,665	$32,149

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Revenues (note 10)	$354	$136	$816	$705
Revenues from related party (notes 3 and 10)	1,313	2,625	1,474	4,425
TOTAL REVENUES	1,667	2,761	2,290	5,130

COST OF REVENUES
Cost of products sold	393	52	1,011	370
Cost of products sold, related party	1,040	1,881	1,120	3,373
Write down of inventory	136	—	136	—
Insurance reimbursement for damaged inventory	(101)	—	(101)	—
Total Cost of Revenues	1,468	1,933	2,166	3,743
GROSS PROFIT	199	828	124	1,387
OPERATING EXPENSES
Research and development	2,763	2,950	5,631	5,411
Sales and marketing	2,705	2,571	4,586	5,214
General and administrative	2,274	1,949	4,321	4,944
Total Operating Expenses	7,742	7,470	14,538	15,569
OPERATING LOSS	(7,543)	(6,642)	(14,414)	(14,182)
FINANCIAL INCOME	410	390	654	545
FINANCIAL EXPENSES (consists primarily of expenses for extinguishment of debt, note 7)	(791)	(735)	(4,953)	(1,159)
LOSS BEFORE INCOME TAXES	(7,924)	(6,987)	(18,713)	(14,796)
INCOME TAXES	3,238	(286)	2,988	(457)
LOSS FROM CONTINUING OPERATIONS	(4,686)	(7,273)	(15,725)	(15,253)
DISCONTINUED OPERATIONS	—	30	—	30
LOSS FOR THE PERIOD	$(4,686)	$(7,243)	$(15,725)	$(15,223)
LOSS PER SHARE
Basic and diluted:
Continuing operations	(0.25)	(0.41)	(0.86)	(0.91)
Discontinued operations	—	—	—	—
	(0.25)	(0.41)	(0.86)	(0.91)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	18,417	17,611	18,257	16,740

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. $)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(15,725)	$(15,223)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	428	441
Accretion and amortization of financing instruments, net	4,067	662
Stock-based compensation, net	2,457	3,066
Capital gain on sales of property and equipment	(4)	—
Decrease (increase) in assets and liabilities:
Accounts receivable, related party	246	(2,512)
Accounts receivable, other	22	677
Other current assets	(307)	(72)
Inventory	75	99
Accounts payable	76	581
Accrued liabilities	(2,416)	1,100
Deferred revenues, related party	(205)	3,943
Liability for employee rights upon retirement	228	400

Net cash used in operating activities	(11,058)	(6,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(580)	(89)
Purchase of short-term investments	(22,500)	(15,580)
Proceeds from sales and maturities of short-term investments	17,500	10,501
Proceed from sale of property and equipment	6	—
Contributions to severance pay funds	(13)	(81)

Net cash used in investing activities	(5,587)	(5,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,876	1,285
Proceeds from issuance of common stock, Senior Secured Note, 2006 Convertible Note and warrants, net of issuance costs	—	23,403
Proceeds from issuance of 2007 Convertible Note, net of issuance costs	34,850	—
Payments of Senior Secured Note and 2006 Convertible Note	(17,500)	—
Net cash provided by financing activities	19,226	24,688

Increase in cash and cash equivalents	2,581	12,601
Cash and cash equivalents at beginning of period	7,416	2,548

Cash and cash equivalents at end of period	$9,997	$15,149

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$9	$2

Cash paid for interest	$869	$42

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

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations since its incorporation. For the six months ended June 30, 2007, the Company incurred a net loss of $15,725,000 and had an accumulated deficit of $280,301,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital during the next 12 months or attain profitable operations. The Company is actively pursuing raising additional capital to fund its operations although there is no assurance that such capital will be available to the Company. In addition, the Company is seeking to expand its revenue base by adding new customers and to further reduce expenses. Failure to secure additional capital or to expand its revenue base would result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s Cable Solutions segment includes the Company’s UltraBand™ products that are designed to expand cable operators’ typical hybrid-fiber coax (“HFC”) network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. Additionally, it includes products that deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s HFC networks. The Cable Solutions segment also includes the results of operations of Xtend Networks Ltd., an Israeli privately-held company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”).

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

Summary of Significant Accounting Principles

Financing

On March 28, 2007, the Company closed the private placement (the “2007 Financing”) of a convertible note with Goldman, Sachs & Co. in exchange for $35,000,000 (the “2007 Convertible Note”), which included $17,500,000 of new funding and $17,500,000 of which the Company used to pay off the $10,000,000 10% Convertible Note (the “2006 Convertible Note”) and $7,500,000 9.5% Senior Secured Note (the “Senior Secured Note”) issued in March 2006 as described below. The 2007 Financing resulted in estimated net proceeds to the Company of approximately $17,350,000. See note 7.

In March 2006, the Company closed the private placement (the “2006 Financing”) with Goldman, Sachs & Co. of $25,000,000 of common stock, the 2006 Convertible Note, the Senior Secured Note and warrants to purchase common stock. The 2006 Financing resulted in estimated net proceeds to the Company of approximately $23,400,000. See note 7.

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

On an on-going basis, management evaluates its estimates, judgments and assumptions. Management bases its estimates, judgments and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates, judgments and assumptions.

Foreign Currency Transactions

The United States dollar is the functional currency for the Company and its subsidiaries and all of its sales are made in United States dollars. In addition, a substantial portion of the costs of the Company’s foreign subsidiaries are incurred in United States dollars. Since the United States dollar is the primary currency in the economic environment in which the Company and its foreign subsidiaries operate, monetary accounts maintained in currencies other than the United States dollar (principally cash and liabilities) are remeasured into United States dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations as part of “Financial Income” and “Financial Expenses.”

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

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized no other-than-temporary impairment in its available-for-sale securities nor realized losses for the three and six months ended June 30, 2007 and 2006, respectively.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and the reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the inventory is determined to be overvalued, the Company would recognize such costs in its cost of sales at the time of such determination. If the Company’s inventory is determined to be undervalued, the Company may have overstated its cost of sales in previous periods and would recognize additional operating income only when the undervalued inventory was sold. During the three and six months ended June 30, 2007, the Company recorded an inventory valuation write-down of approximately $136,000.

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

Fair Value of Financial Instruments

The fair value of financial instruments included in the Company’s working capital approximates carrying value. The Syntek Promissory Note (described in note 4), the Senior Secured Note and the 2006 Convertible Note delivered in the 2006 Financing and the 2007 Convertible Note delivered in the 2007 Financing are presented in the Balance Sheets as “Long-Term Liabilities,” at approximately their estimated fair value.

Debt Issuance Costs

Costs incurred in the issuance of the 2007 Convertible Note in the 2007 Financing included cash payments to legal advisors in the six months ended June 30, 2007. Costs incurred in the issuance of the 2006 Convertible Note and Senior Secured Note to the Company’s financial advisor included warrants to purchase shares of the Company’s common stock and cash payments to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the fair value of the warrants was determined based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Extinguishment of Debt

In the 2007 Financing, the Company repaid the 2006 Convertible Note and Senior Secured Note. The Company accounted for this repayment as “extinguishment of debt” under Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The Company initially recorded the 2007 Convertible Note at its estimated fair value, and used that amount to determine the debt extinguishment loss of $3,263,000 resulting from recognition of $2,231,000 in unamortized accretion and $1,032,000 in unamortized issuance expenses related to the 2006 Convertible Note and Senior Secured Note.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company would recognize an impairment loss and would write down the assets to their estimated fair values.

Revenue Recognition

The Company generates revenues from sales of its products. As of June 30, 2007, the Company’s revenues from services were not significant. The Company’s products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, the Company also may sell these products together as a package, in which case the Company typically ships products at the same time to the customer.

 The Company records revenues from sales of products when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. The Company’s standard sales terms generally do not include customer acceptance provisions. However, where there is a right of return, customer acceptance provision or there is uncertainty about customer acceptance, the Company defers the associated revenue until it has evidence of customer acceptance.

EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company sells its products together as a package. Because the Company delivers these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF 00-21 had no impact on the Company’s financial position and results of operations.

The Company recognizes revenues related to the exclusivity provisions contained in the equipment purchase agreement with Arcadian Networks, Inc. described in note 3 on a straight line basis, over the 10-year term of that agreement.

Product Warranty

The Company provides for product warranty costs when it recognizes revenue from sales of its products. The Company calculates the provision as a percentage of sales, based on historical experience.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received by the Company’s Israeli subsidiaries from the Office of the Chief Scientist at the Ministry of Industry and Trade in Israel and other research foundations are deducted from research and development expenses as the related costs are incurred or as the related milestone is met.

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. All outstanding stock options and shares of restricted stock have been excluded from the calculation of the diluted loss per share because these securities are not dilutive for the presented periods. For the six months ended June 30, 2007, the total number of shares of common stock related to outstanding options and the 2007 Convertible Note and warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share was 10,317,720. For the six months ended June 30, 2006, the total number of shares of common stock related to outstanding options and the 2006 Convertible Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share was 7,519,056.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of the Company’s common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions. The Company uses the Monte Carlo valuation model only for stock options granted to executives in 2005 and 2006 where vesting is subject to market condition criteria.

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

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FASB staff position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).  As of January 1, 2006, the cumulative effect of the Company’s adoption of SFAS 123(R) was not material.

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

The fair value of each stock option granted during the three and six months ended June 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes and the binomial valuation models, using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.56%-5.04%	4.66%-4.74%	4.56%-5.04%	4.66%-4.74%
Weighted-average expected life range	4.86-9.72	2.50-5.0	4.86-10.00	2.50-5.0
Volatility ranges	0.62-0.63	0.62-0.76	0.61-0.64	0.62-0.76
Dividend yields	—	—	—	—

Monte Carlo model assumptions:
Risk-free interest rates ranges	—	—	—	—
Weighted-average expected life range	—	—	—	4.60%
Volatility ranges	—	—	—	5.3
Dividend yields	—	—	—	0.61

Binomial valuation model assumptions:
Risk-free interest rates ranges	4.56%-5.04%	4.87%-5.33%	4.46-5.16%	4.66%-5.33%
Weighted-average expected life range	3.36-7.52	2.29-3.36	2.79-7.52	2.29-5.00
Volatility ranges	0.56-0.98	0.42-0.87	0.33-0.98	0.42-0.87
Dividend yields	—	—	—	—

Recent Accounting Pronouncements

In December 2006, FASB issued Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. The Company does not expect EITF 00-19-2 to have a material impact on its consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact that adoption of SFAS 159 would have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.             Inventory, net

Inventory is comprised of the following:

	June 30,	December 31,
	2007	2006
	(In thousands of U.S. $)
Raw materials	$424	$395
Work in process	397	445
Finished goods	1,466	1,522

	$2,287	$2,362

3.                                      Equipment Purchase Agreement with Arcadian Networks, Inc.

On March 31, 2006, the Company entered into an Equipment Purchase Agreement (the “ANI Agreement”) with Arcadian Networks, Inc. (“ANI”). Davidi Gilo, the Company’s Chairman of the board of directors and former Chief Executive Officer, is also the Chairman of the board of directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI. Avraham Fischer, a director of the Company, is co-chief executive officer and a director of Clal Industries and Investments, Ltd., which invested $20,000,000 in ANI in August 2006. Goldman, Sachs & Co., a major stockholder in the Company and holder of the 2007 Convertible Note, is a stockholder of ANI.

Pursuant to the ANI Agreement, the Company sells certain of its products and services to ANI over a 10-year term. The Company distributes its products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico (the “Relevant Territory”) to identified markets if: (a) ANI makes two non-refundable payments of $4,000,000 during each of the first two years of the ANI Agreement; (b) ANI meets specified annual minimum product purchase amounts; and (c) ANI’s outstanding balances are below specified amounts.

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

The Company received an initial purchase order for $10,000,000 on March 31, 2006 (related to products to be purchased in the first year of the ANI Agreement) and the first exclusivity payment of $4,000,000 on April 3, 2006, which satisfied ANI’s requirements for exclusivity in the first year of the ANI Agreement. As of June 30, 2007, the Company had not received the second $4,000,000 exclusivity payment, and thus the exclusivity provisions of the ANI Agreement are of no further effect.

For the three and six months ended June 30, 2007, the Company recognized revenue of $1,313,000 and $1,474,000, respectively, under the ANI Agreement, which included income related to the exclusivity payment of $100,000 and $200,000, respectively, and product maintenance of $62,000 and $123,000, respectively. For the three and six months ended June 30, 2006, the Company recognized revenue of $2,625,000 and $4,425,000, respectively, which included income related to the exclusivity payment of $100,000 and $100,000, respectively, and product maintenance of $14,000 and $14,000, respectively. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement.

As of June 30, 2007, ANI’s outstanding accounts receivable balance was $745,000 and the Company had deferred revenues from ANI sales of $3,590,000.

4.                                      Promissory Note

On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company that was a development stage company at the time. As part of the purchase, the Company delivered a promissory note in the principal amount of $6,500,000 originally payable on March 31, 2007 (the “Syntek Promissory Note”). The Company accounted for the Syntek Promissory Note as contingent consideration since it was payable only if the Company was unable to meet certain key provisions. These key provisions were amended on December 16, 2005 as follows:

•                                           the maturity date was extended by one year from March 31, 2007 to March 31, 2008;

•                                          the provision that would have allowed acceleration of the Syntek Promissory Note if the sum of the Company’s cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived; and

•                                           the Syntek Promissory Note will be cancelled if:

(a)                                 the Company’s revenue (including that of all subsidiaries, except for newly-acquired businesses) equals or exceeds $60,000,000 and gross margin equal or exceeds 35%, for the year ended December 31, 2007;

(b)                                beginning on the first day that the Company’s common stock closes at or above $18.00 per share and at any time thereafter, a sale by the holder of all of its Remaining Shares at an average sales price at or above $18.00 per share. “Remaining Shares” means those shares of the Company’s common stock received by the holder in connection with the acquisition;

(c)                                 all of the Remaining Shares are included in a successfully concluded secondary offering (on Form S-3 or otherwise) at an offering price at or above $18.00 per share in which the holder either (i) sells all of the Remaining Shares or (ii) is provided an opportunity to sell all of such shares into such secondary offering and elects not to sell, provided that the successfully concluded offering included no fewer than the number of Remaining Shares; or

(d)                                the receipt by the holder of a bona fide offer for the purchase of all of the Remaining Shares at an average sales price at or above $18.00 per share. A “bona fide” offer means a fully-funded and unconditional offer for purchase by a buyer who has provable and sufficient financial resources to purchase all of the Remaining Shares for cash within a commercially reasonable period of time from the date of offer, not to exceed 30 days.

As security for the amended Syntek Promissory Note, the Company delivered a $5,000,000 irrevocable letter of credit, and deposited $5,000,000 with a bank and agreed to restrictions on withdrawal until the letter of credit is cancelled. The letter of credit will be cancelled if, for 45 consecutive trading days, all of the following conditions exist: (a) the weighted average trading price of the Company’s common stock is equal to or higher than $18.00 per share; (b) the average daily trading volume of the Company’s common stock is higher than 150,000 shares per day; and (c) the holder is lawfully able to sell publicly in one transaction or in a series of transactions, during such 45 consecutive trading days, all of its shares of the Company’s common stock without registration under the Securities Act of 1933, as amended.

The Company determined that, as of the time of the amendment of the Syntek Promissory Note in December 2005 and immediately prior to its amendment, the contingency had been resolved and therefore the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired. In addition, the Company estimated the fair value of the amended Syntek Promissory Note at $3,967,000 and recorded this amount in the Balance Sheets as a long-term liability under “Promissory note.” The Company recorded $2,533,000, the difference between the value of the amended Syntek Promissory Note and the original Syntek Promissory Note, as “Gain Resulting from Amendment to Promissory Note” in the Consolidated Statements of Operations. In future periods the Company will record an accretion to the value of the amended Syntek Promissory Note up to $6,500,000. The Company will record the accretion of $2,533,000 as finance expenses during the remaining term of the amended Syntek Promissory Note, unless it is cancelled as provided above. For the three and six months ended June 30, 2007, the Company recorded $344,000 and $667,000, respectively, in financial expenses related to the accretion of the amended Syntek Promissory Note.

5.             Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands of U.S. $)
Withholding tax*	$339	$3,321
Compensation and benefits	1,828	1,995
Royalties	955	940
Professional fees	392	361
Deferred rent	350	354
Interest payable to Goldman, Sachs & Co.	292	285
Warranty**	108	66
Deferred revenues	170	66
Other	771	489
	$5,205	$7,877

* In June 2007, the Company signed an agreement with its Israeli wholly-owned subsidiary to restructure its inter-company debt, whereby $77,139,000 previously classified as a loan was replaced and converted into a convertible capital note. The convertible capital note is convertible into ordinary shares of the wholly-owned subsidiary. Additionally, $17,062,000 of accrued interest on the loan was forgiven.  Following the restructuring of debt and after consultation with the Company’s tax advisors and based on a ruling received from the Israeli tax authorities, management concluded that the likelihood of an exposure to withholding tax on the interest forgiven is now remote.  As a result, the Company reversed its provision for withholding tax on the debt interest of $3,226,000 (at March 31, 2007), which had been provided for as a liability in the Company’s financial statements.  The reversal of the provision was recorded as income under “Income Taxes” in the Consolidated Statements of Operations for the three and six months ended June 30, 2007.

** The changes in the warranty balances consist of the following:

	Six Months Ended June 30,	Year Ended December 31,
	2007	2006
	(In thousands of U.S. $)
Balance at beginning of period	$66	$104
Usage of warranty	(19)	(59)
Product warranty issued for new sales	75	177
Changes in accrual of warranty periods ending	(14)	(156)
Balance at end of period	$108	$66

6.             Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Amounts paid related to severance	$447	$500	$576	$674

Severance expenses*	$434	$564	$742	$962

* With respect to the Company’s Israeli employees, the Company expects to contribute $333,000 to a defined contribution plan and $177,000 to insurance and pension plans for the year ended December 31, 2007 (includes amounts contributed in the six months ended June 30, 2007).

7.             Financing

2007  Financing

On March 28, 2007, the Company issued the 2007 Convertible Note ($35,000,000 principal; 5% annual interest), initially convertible into 3,500,000 shares of the Company’s common stock to Goldman, Sachs & Co., of which $17,500,000 was used to pay off in full the Company’s outstanding 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing.

The 2007 Convertible Note is convertible at the holder’s option into shares of the Company’s common stock at a conversion price of $10.00 per share, provided, that in no event may the holder own of record more than 14.8% of the outstanding shares of the Company’s common stock. In the event of a Fundamental Transaction (as defined in the 2007 Convertible Note to include sales of the Company’s assets and certain business combination transactions,) the holder may, at its option, require the Company to redeem all or any portion of the 2007 Convertible Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and, subject to specified conditions, may be entitled to a cash “make-whole” premium, calculated in accordance with the terms of the 2007 Convertible Note.

Under the Amended and Restated Registration Rights Agreement executed in connection with the 2007 Convertible Note, the Company is required to file a registration statement on Form S-3 registering the resale of the shares issuable upon conversion of the 2007 Convertible Note for an initial two-year period, subject to extension under specified circumstances.

The Company accounted for the issuance of the 2007 Convertible Note (and the resulting repayment of the 2006 Convertible Note and Senior Secured Note) as extinguishment of debt under EITF 96-19. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, the Company recorded $3,263,000 in the six months ended June 30, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses.

In accordance with the provisions of EITF 96-19, the Company recorded the 2007 Convertible Note at its fair value, which is estimated at $35,000,000. The 2007 Financing resulted in estimated net proceeds to the Company of approximately $17,350,000, following pay off of the 2006 Convertible Note and Senior Secured Note and payment of issuance expenses of approximately $150,000.

2006  Financing

In March 2006, the Company closed the private placement of $25,000,000 of common stock, the 2006 Convertible Note, the Senior Secured Note and warrants to purchase common stock to Goldman, Sachs & Co. In the 2006 Financing, the Company issued (a) 1,353,365 shares of common stock, (b) the 2006 Convertible Note ($10,000,000; 10% annual interest), (c) the Senior Secured Note ($7,500,000 principal; 9.5% annual interest), and (d) warrants to purchase 298,617 shares of common stock. The transaction resulted in estimated net proceeds to the Company of approximately $23,400,000.

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

8.             Stock-Based Compensation

Common Stock Reserved for Issuance

As of June 30, 2007, the Company reserved approximately 1,403,188 shares of common stock for issuance, upon exercise of stock options and issuance of shares of restricted stock reserved under its stock-based compensation plans. These shares are available for issuance under the plans described below.

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

ISOs must have an exercise price equal to the fair value of the common stock on the grant date as determined by the Company’s board of directors. The period within which the option may be exercised is determined at the time of grant, but may not be longer than 10 years. The number of shares reserved under the 2000 Plan is subject to automatic annual increases on the first day of each fiscal year, equal to the lesser of 1,500,000 shares or 10% of the number of outstanding shares on the last day of the immediately preceding year.

In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000, of which $222,000 was amortized during the year ended December 31, 2005 under APB No. 25.

In March 2005, the Company granted certain executives 630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of June 30, 2007, 135,000 of these stock options were forfeited. For the three and six months ended June 30, 2007 and June 30, 2006 the Company recorded expenses of $235,000 and $118,000, respectively, related to these stock options.

In March 2007, the Company granted its Vice Chairman of the board of directors 250,000 options to purchase shares of common stock for $6.31 per share. This grant was made to the Vice Chairman in his individual capacity as a consultant to the Company. The options vest and become exercisable in equal monthly installments over 48 months. These stock options may be accelerated upon the occurrence of specified events, including certain financing events, approval of the Company’s products in identified cable companies or upon a “Change of Control” (as defined in the related consulting agreement). For the three and six months ended June 30, 2007, the Company recorded expenses of $201,000 and $237,000, respectively, related to these stock options.

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

The Company recorded stock-based compensation expenses of $750,000 for the three and six months ended June 30, 2006 related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the 2006 Financing. In connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock, the Company recorded $57,000 and $136,000 in the three and six months ended June 30, 2007, respectively, and $56,000 and $86,000 in the three and six months ended June 30, 2006, respectively. These stock-based compensation expenses were determined based on the Monte Carlo valuation method.

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

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans as of June 30, 2007 is as follows (in thousands, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price	Weighted average fair value
Balance at January 1, 2007	559	6,063	$5.41	—
Authorized	2,000	—	—	—
Granted*	(1,624)	1,624	$6.20	$2.68
Exercised	—	(404)	$4.65	—
Cancelled	468	(468)	$6.38	—
Balance at June 30, 2007	1,403	6,815	$5.57	—

* Includes 165,625 options granted to non-employee directors in the six months ended June 30, 2007 and 250,000 additional options granted to the vice chairman of the board of directors who also serves as a consultant.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of June 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per Share	Number exercisable	Weighted average exercise price per share
	(In thousands)	(In years)		(In thousands)
Plans:
0.10	120	3.28	$0.10	38	$0.10
0.99	1	0.92	0.99	1	0.99
2.27-3.40	584	3.68	3.23	432	3.18
3. 92-5.86	3,003	4.43	4.78	1,773	4.64
5. 99-8.43	3,008	4.68	6.90	956	7.12
9.00-10.50	99	2.50	9.72	19	9.60
	6,815	4.43	$5.57	3,219	$5.16

9.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Loss	$(4,686)	$(7,243)	$(15,725)	$(15,223)
Unrealized loss on available-for-sale securities	(6)	(9)	(4)	(9)
Comprehensive loss	$(4,692)	$(7,252)	$(15,729)	$(15,232)

10.                             Segment Reporting

The Company’s business is divided into two segments: “Cable Solutions” and “Wireless Solutions.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Consolidated revenues from:
Cable Solutions	$325	$111	$787	$539
Wireless Solutions:
Related party	1,313	2,625	1,474	4,425
Other	29	25	29	166
	1,342	2,650	1,503	4,591
Consolidated revenues	1,667	2,761	2,290	5,130

Operating loss:
Cable Solutions	(6,268)	(3,610)	(11,873)	(6,300)
Wireless Solutions	(1,275)	(3,032)	(2,541)	(7,882)

Total consolidated operating loss	(7,543)	(6,642)	(14,414)	(14,182)

Financial income	410	390	654	545
Financial expenses	(791)	(735)	(4,953)	(1,159)
Income taxes	3,238	(286)	2,988	(457)
Loss for the period	$(4,686)	$(7,273)	$(15,725)	$(15,253)

The following provides information on the Company’s assets:

	June 30,	December 31,
	2007	2006
	(In thousands of U.S. $)
Cash, cash equivalents and short-term investments	$26,265	$18,688
Restricted cash	5,000	5,000
Debt issuance costs, net	142	1,074
Cable Solutions	3,269	3,139
Wireless Solutions	3,989	4,248
	$38,665	$32,149

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Cable Solutions	$82	$16	$230	$33
Wireless Solutions	33	38	91	56
	$115	$54	$321	$89
Depreciation expenses:
Cable Solutions	$142	$114	$300	$229
Wireless Solutions	68	98	128	212
	$210	$212	$428	$441

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Revenues from sales to affiliated and unaffiliated customers in the:
Cable Solutions segment: North America	$325	$111	$787	$539
Wireless Solutions segment:
North America, related party	$1,313	$2,625	$1,474	$4,425
North America	—	18	—	148
Rest of the world	29	7	29	18
	$1,342	$2,650	$1,503	$4,591

	$1,667	$2,761	$2,290	$5,130

	June 30,	December 31,
	2007	2006
	(In thousands of U.S. $)
Property and equipment, net:
Israel	$963	$1,008
United States	607	668
	$1,570	$1,676

Sales to major customers out of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer A, related party	79%	94%	64%	86%
Customer B	19%	4%	34%	10%

11.          Employment Agreement of Davidi Gilo, the Company’s Chairman of the Board of Directors

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

If the Company terminates his employment without Cause after the initial three-year term, all of Mr. Gilo’s unvested options shall immediately vest and Mr. Gilo will receive a severance payment equal to the full amount of the compensation that Mr. Gilo could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007).

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

12.          Subsequent Events

Employment of Robert K. Mills, the Company’s Chief Financial Officer

The Company entered into an employment agreement with Mr. Mills, the Company’s new Chief Financial Officer (the “Mills Agreement”).  The Mills Agreement has an initial two-year term, with automatic one-year renewals, subject to termination upon prior notice by either party.  Mr. Mills received a $25,000 signing bonus with an annual base salary of $245,000, and he is eligible to receive an annual cash bonus up to 60% of his then-current annual salary based on performance objectives.

If the Company terminates his employment without “Cause” (as defined in the Mills Agreement) before the initial two-year term, the Company must pay Mr. Mills severance equal to six months of his annual salary (without bonus).

If Mr. Mills’ employment is terminated upon a “Change of Control” (as defined in the Mills Agreement), he will receive (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year. If upon a Change of Control Mr. Mills is offered employment by the Company’s successor with responsibilities substantially similar to those in the Mills Agreement and he does not accept the offer, 33.3% of his stock options will immediately vest.  If upon a Change of Control Mr. Mills accepts employment by the Company’s successor with responsibilities substantially similar to those in the Mills

Agreement, 33.3% of his stock options will immediately vest.  If Mr. Mills terminates his employment for Good Reason (as defined in the Mills Agreement) with the Company’s successor on or after the six-month anniversary of the effective date of the Mills Agreement, all remaining stock options held by him will immediately vest.

Cost Reduction Program

On July 23, 2007, the Company’s management implemented a cost reduction program. In connection with this program, the Company has reduced its workforce by approximately 16% (when compared to the workforce levels as of June 30, 2007) in the third quarter of 2007. The Company expects to record approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require the Company to incur other material associated costs.

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

Overview

We provide cable and wireless broadband access solutions through two business segments: our “Cable Solutions” segment and our “Wireless Solutions” segment. Our primary focus is now on our Cable Solutions segment, and significantly all of our internal resources are focused on enhancing our visibility in and penetration of the cable market. The addition of James A. Chiddix as the Vice Chairman of our board of directors, Wayne H. Davis as our Chief Executive Officer, David Feldman as our Chief Technology Officer, and Robert K. Mills as our Chief Financial Officer, all with substantial cable industry experience, validates our efforts and increases our visibility within the cable industry.

Our products are designed to address four markets: Cable, Telecommunication, Utility and Wireless Internet Service Providers (“WISP”). Although we are engaged to various degrees in these distinct markets, some of our core technologies overlap with our respective solutions.

Our Cable Solutions segment includes our UltraBand™ products that are designed to expand cable operators’ typical hybrid-fiber coax (“HFC”) network capacity in the “last mile” by up to two times in the downstream and up to four times in the upstream. Additionally, it includes products that deliver telephony and data T1/E1 links to enterprise and cellular providers over cable’s HFC networks. Our Cable Solutions segment also includes the results of operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, “Xtend”). We purchased all of the outstanding capital stock of Xtend on June 30, 2004 and consolidated its operations with our operations beginning July 1, 2004. For a discussion of our acquisition of Xtend, see note 7 of our 2006 annual Consolidated Financial Statements.

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

We have incurred substantial losses since commencing operations. For the six months ended June 30, 2007, we incurred a net loss of $15,725,000 and had an accumulated deficit of $280,301,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next 12 months or attain profitable operations. We are actively pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and to further reduce expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. See “Liquidity, Capital Resources and Going Concern Considerations.”

On March 28, 2007, we closed the private placement of a convertible note with Goldman, Sachs & Co. in exchange for $35,000,000 (the “2007 Convertible Note”), which included $17,500,000 of new funding and $17,500,000 of which we used to pay off the 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing (all as described below). Our net proceeds from the 2007 Financing were approximately $17,350,000. See also note 7.

In March 2006, we closed the private placement of shares of common stock, a convertible note, a senior secured note and warrants to purchase common stock with Goldman, Sachs & Co. in exchange for $25,000,000 (the “2006 Financing”). In the 2006 Financing we issued (a) 1,353,365 shares of our common stock, (b) a $10,000,000 10% Convertible Note (the “2006 Convertible Note”), (c) a $7,500,000 9.5% Senior Secured Note (the “Senior Secured Note”), and (d) warrants to purchase 298,617 shares of our common stock, all of which were exercised in 2006. Our net proceeds from the 2006 Financing were approximately $23,400,000.

Subsequent Events

Employment of Robert K. Mills, our new Chief Financial Officer

We entered into an employment agreement with Mr. Mills, our new Chief Financial Officer (the “Mills Agreement”).  The Mills Agreement has an initial two-year term, with automatic one-year renewals, subject to termination upon prior notice by either party.  Mr. Mills received a $25,000 signing bonus with an annual base salary of $245,000, and he is eligible to receive an annual cash bonus up to 60% of his then-current annual salary based on performance objectives.

If we terminate his employment without “Cause” (as defined in the Mills Agreement) before the initial two-year term, we must pay Mr. Mills severance equal to six months of his annual salary (without bonus).

If Mr. Mills’ employment is terminated upon a “Change of Control” (as defined in the Mills Agreement), he will receive (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year. If upon a Change of Control Mr. Mills is offered employment by our successor with responsibilities substantially similar to those in the Mills Agreement and he does not accept the offer, 33.3% of his stock options will immediately vest.  If upon a Change of Control Mr. Mills accepts employment by our successor with responsibilities substantially similar to those in the Mills Agreement, 33.3% of his stock options will immediately vest.  If Mr. Mills terminates his employment for Good Reason (as defined in the Mills Agreement) with our successor on or after the six-month anniversary of the effective date of the Mills Agreement, all remaining stock options held by him will immediately vest.

Cost Reduction Program

On July 23, 2007, our management began the implementation of a cost reduction program. We reviewed the size and composition of our workforce and made adjustments after evaluating a variety of factors. In connection with this cost reduction program, we have reduced our workforce by approximately 16% in the United States and Israel (when compared to the workforce levels as of June 30, 2007) in the third quarter of 2007. We expect to record approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction does not require the termination of any contractual obligations or require us to incur other material associated costs.

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

Revenue Recognition

We generate revenues from sales of our products. As of June 30, 2007, our revenues from services were not significant. Our products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case we typically ship products at the same time to the customer.

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

Inventory

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions are different from our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and six months ended June 30, 2007, we recorded an inventory valuation write-down of approximately $136,000.

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs” (“FASB 151”), as of January 1, 2006, which did not have a material effect on our financial statements. Under FASB 151 we are required to recognize abnormal idle facility expenses as current-period charges, and to allocate fixed production overhead costs to inventory based on normal capacity of the production facility.

Extinguishment of Debt

As noted above, in the 2007 Financing we repaid the 2006 Convertible Note and Senior Secured Note. We accounted for this repayment as “extinguishment of debt” under the Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). We initially recorded the 2007 Convertible Note at fair value, and we used that amount to determine the debt extinguishment loss of $3,263,000 recognized as a result of $2,231,000 in unamortized accretion and $1,032,000 in unamortized issuance expenses related to the 2006 Convertible Note and Senior Secured Note.

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

Debt Issuance Costs

Costs incurred in the issuance of the 2007 Convertible Note included cash payments to legal advisors. Costs incurred in the issuance of the 2006 Convertible Note and the Senior Secured Note included warrants to purchase shares of our common stock to our financial advisor and cash payments to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the fair value of the warrants was determined based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. We estimated forfeitures based on historical experience and anticipated future conditions. The Monte Carlo valuation model is used only for stock options granted to executives in 2005 and 2006 where vesting is subject to market condition criteria.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) which provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, inventory capitalization of stock-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We applied the provisions of SAB 107 in our adoption of SFAS 123(R). In addition, we have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

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

We account for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The fair value of the options granted is revalued over the related service periods and recognized over the vesting period, using the Black-Scholes model.

Expense related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Cost of revenues	$15	$22	$33	$36
Research and development	$157	$222	$287	$439
Sales and marketing	$623	$305	$913	$774
General and administrative	$777	$536	$1,224	$1,817

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

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for us beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

Results of Operations

Revenues

Revenues decreased to $1,667,000 in the three months ended June 30, 2007 from $2,761,000 in the three months ended June 30, 2006, and to $2,290,000 in the six months ended June 30, 2007 from $5,130,000 in the six months ended June 30, 2006. This decrease in revenues for the three and six months ended June 30, 2007 was primarily due to $1,313,000 and $1,474,000, respectively, in revenue from our Wireless Solutions segment for products sold to ANI (a related party as discussed in note 3), which was a reduction from the $2,625,000 and $4,425,000, respectively, in revenue compared to the same periods in 2006. These reductions were offset by revenue of $325,000 and $787,000 for the three and six months ended June 30, 2007, respectively, compared to revenue of $111,000 and $539,000 for the respective periods in 2006 from our Cable Solutions segment for products sold to a top five cable television multi-system operator (“MSO”). Revenue for the three and six months ended June 30, 2007 and 2006 did not include inventory previously written down to $0.

Our revenue is concentrated among relatively few customers, as set forth below. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer A, related party	79%	94%	64%	86%
Customer B	19%	4%	34%	10%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our products.

Cost of revenues decreased to $1,468,000 during the three months ended June 30, 2007 from $1,933,000 during the three months ended June 30, 2006, and was $2,166,000 and $3,743,000 in the six months ended June 30, 2007 and 2006, respectively. The decrease in cost of revenues was primarily attributable to decreases in shipments of our products. For the three months ended June 30, 2007, we recorded a write-down of inventory of $136,000. Our gross margins during the three and six months ended June 30, 2007 decreased primarily due to the decrease in shipments of our products together with flat fixed costs. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $2,763,000 and $2,950,000 during the three months ended June 30, 2007 and 2006, respectively, and $5,631,000 and $5,411,000 for the six months ended June 30, 2007 and 2006, respectively. Approximately $2,095,000 and $1,591,000 of these expenses were from our Cable Solutions segment for the three months ended June 30, 2007and 2006, respectively, and $4,301,000 and $2,741,000 of these expenses were from our Cable Solutions segment for the six months ended June 30, 2007 and 2006, respectively. Approximately $668,000 and $1,359,000 of these expenses were from our Wireless Solutions segment for the three months ended June 30, 2007 and 2006, respectively, and $1,330,000 and $2,670,000 of these expenses were from our Wireless Solutions segment for the six months ended June 30, 2007 and 2006, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies and were charged to operations as incurred. All of our research and development activities are conducted in our Israeli facility.

The increase in our research and development expenses in our Cable Solutions segment during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted from (a) an increase in salaries and compensation from $756,000 to $1,221,000 due to an increase in our Cable Solutions segment workforce compared to the workforce as of June 30, 2006 and (b) an increase in overhead expenses from $145,000 to $270,000 during the three months ended June 30, 2006 and 2007, respectively, partly offset by a decrease in subcontractors, materials and other professional fees from $386,000 during the three months ended June 30, 2006 to $248,000 during the three months ended June 30, 2007.

The increase in our research and development expenses in our Cable Solutions segment during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 mainly resulted from (a) an increase in salaries and compensation from $1,369,000 to $2,448,000, respectively, due to the an increase in our Cable Solutions segment workforce compared to the workforce as of June 30, 2006, (b) an  increase in overhead expenses from $283,000 to $496,000, respectively, and (c) an increase in subcontractors, materials and other professional fees from $525,000 to $693,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, respectively.

The decrease in our research and development expenses in our Wireless Solutions segment during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted from (a) a decrease in salaries and compensation from $676,000 to $273,000, respectively, due to a decrease in our Wireless Solutions segment workforce compared to the workforce as of June 30, 2006, (b) a decrease in subcontractors, materials and other professional fees from $339,000 to $158,000, respectively, and (c) a decrease in non-cash expenses related to stock option grants to our research and development employees and consultants from $86,000 to $23,000 during the three months ended June 30, 2006 and 2007, respectively.

The decrease in our research and development expenses in our Wireless Solutions segment during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted from (a) a decrease in salaries and compensation from $1,291,000 to $609,000, respectively, due to the decrease in our Wireless Solutions segment workforce compared to the workforce as of June 30, 2006, (b) a decrease in subcontractors, materials and other professional fees from $607,000 to $233,000, respectively, and (c) a decrease in non-cash expenses related to stock option grants to our research and development employees and consultants from $203,000 to $40,000 during the six months ended June 30, 2006 and 2007, respectively.

Sales and Marketing

Sales and marketing expenses increased to $2,705,000 and $4,586,000 during the three and six months ended June 30, 2007, respectively, compared to $2,571,000 and $5,214,000 during the three and six months ended June 30, 2006, respectively. Sales and marketing expenses consist of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities.

Sales and marketing expenses for our Cable Solutions segment were approximately $2,616,000 and $4,341,000 during the three and six months ended June 30, 2007, respectively, compared to $1,803,000 and $3,347,000 for the three and six months ended June 30, 2006, respectively.

The increase during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted mainly from increases in (a) salaries, compensation and recruiting fees from $727,000 to $1,262,000 due to the increase in our Cable Solutions segment workforce compared to the workforce as of June 30, 2006 (b) non-cash expenses related to stock option grants of $620,000 compared to $394,000 and (c) trade shows, branding and promotional activities of $213,000 compared to $178,000 during the three months ended June 30, 2006.

The increase during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted mainly from increases in (a) salaries, compensation and recruiting fees of $2,256,000 compared to $1,519,000 due to the increase in our Cable Solutions segment workforce compared to the workforce as of June 30, 2006 and (b) non-cash expenses related to stock option grants of $908,000 compared to $723,000 during the six months ended June 30, 2007 and 2006, respectively.

Given our focus on our Cable Solutions segment, we anticipate that our Cable Solutions segment sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the Cable Solutions market and meet our customer demands.

Sales and marketing expenses for our Wireless Solutions segment were approximately $89,000 and $245,000 in the three and the six months ended June 30, 2007, respectively. For the three and the six months ended June 30, 2006, the sales and marketing expenses for our Wireless Solutions segment were $768,000 and $1,867,000, respectively. The decrease in the expenses for our Wireless Solutions segment in the three and six months ended June 30, 2007 compared to the same period in  2006 resulted from a decrease in the sales and marketing workforce of our Wireless Solutions segment following the equipment agreement signed with ANI and our focus on our Cable Solutions segment. During the three months ended June 30, 2006, we relocated our wireless sales and marketing department from Palo Alto, California to Norcross, Georgia, and decreased our workforce. Given this reduction in workforce, we anticipate that our sales and marketing expenses of our Wireless Solutions segment will continue to decrease in future periods.

General and Administrative

General and administrative expenses were $2,274,000 and $1,949,000 during the three months ended June 30, 2007 and 2006, respectively. Of these expenses, approximately $1,493,000 and $287,000 were from our Cable Solutions segment and approximately $781,000 and $1,662,000 were from our Wireless Solutions segment during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, general and administrative expenses were $4,321,000 compared to $4,944,000, respectively. Of these expenses, approximately $3,013,000 and $572,000 were from our Cable Solutions segment and approximately $1,308,000 and $4,372,000 were from our Wireless Solutions segment during the six months ended June 30, 2007 and 2006, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The increase in general and administrative expenses during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to increases in (a) non-cash expenses related to stock option grants of $777,000 compared to $536,000, (b) salaries, compensation and recruiting fees from $637,000 to $739,000 and (c) professional fees and subcontracting services of $387,000 compared to $280,000, mostly related to our implementation of internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002. These increases were partly offset by receipt of $130,000 during the three months ended June 30, 2007, related to old debt which we previously recognized as bad debt.

The decrease in general and administrative expenses during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to (a) decreased charges for stock-based compensation from $1,817,000 to $1,224,000, (b) decreased income tax expenses from $260,000 to $103,000 and (c) receipt of $130,000 during the six months ended June 30, 2007, related to old debt which we previously recognized as bad debt. These decreases were partly offset by increased expenses for salaries, compensation and recruiting fees of $1,797,000 compared to $1,614,000 during the six months ended June 30, 2007 and 2006, respectively.

We expect general and administrative expenses to be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 and to execute our strategic plans and business development efforts.

Financial Income (Expense), Net

“Financial Income (expense), net” includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $381,000 and $4,299,000 for the three and six months ended June 30, 2007, respectively, compared to net interest expense of $345,000 and $614,000 for the three and six months ended June 30, 2006, respectively. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, we recorded $3,263,000 in the six months ended June 30, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses. In addition we had increased interest expenses due to our amended Syntek Promissory Note, 2006 Convertible Note and Senior Secured Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances.

We will incur increased interest expenses for the remainder of 2007 and beyond due to long-term debt issued in the 2007 Financing in which the 2007 Convertible Note bears an annual interest rate of 5% and the amortization of deferred expenses incurred as part of the 2007 Financing. Interest expenses also will increase given the accretion to the value of the $6,500,000 amended Syntek Promissory Note. We will record accretion of $2,533,000 throughout the term of the amended Syntek Promissory Note, unless the note is cancelled, of which we recorded $667,000 during the six months ended June 30, 2007.

Income Taxes

As of December 31, 2006, our Israeli subsidiaries had net operating loss carryforwards of approximately $96,000,000. These carryforwards have no expiration date.

Our Israeli subsidiaries have been granted “approved enterprise” status for several investment programs. The approved enterprise status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this approved enterprise status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 29% for 2007) for the remaining term of the program on the program’s proportionate share of income.

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

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses and negative cash flows from operations since incorporation. For the six months ended June 30, 2007, we incurred a net loss of $15,725,000 and had an accumulated deficit of $280,301,000. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next 12 months or attain profitable operations. We are actively pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and to further reduce expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of June 30, 2007, we had $26,265,000 of cash, cash equivalents and short-term investments.

During the six months ended June 30, 2007, net cash used in operations was $11,058,000, comprised mainly of our loss of $15,725,000, partially offset by (a) non-cash charges related to depreciation and amortization of $428,000, (b) stock-based compensation of $2,457,000, (c) financing expenses of $4,067,000 resulting from accretion of the amended Syntek Promissory Note, the 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing and the 2007 Convertible Note delivered in the 2007 Financing, (d) an increase of liability for employee rights upon retirement of $228,000 and (e) changes in other working capital accounts of $2,509,000.

During the six months ended June 30, 2006, net cash used in operations was $6,838,000, comprised mainly of our loss of $15,223,000, partially offset by (a) non-cash charges related to depreciation and amortization of $441,000, (b) financing expenses of $662,000 resulting from accretion of the amended Syntek Promissory Note, 2006 Convertible Note and Senior Secured Note, (c) stock-based compensation of $3,066,000, (d) an increase of liability for employee rights upon retirement of $400,000 and (e) changes in other working capital accounts of $3,816,000.

During the six months ended June 30, 2007, net cash provided by investing activities was $5,587,000 comprised of sales and maturities of our short-term investments net of $5,000,000 in purchases of short-term investments and $580,000 in purchases of property and equipment. During the six months ended June 30, 2006, net cash used by investing activities was $5,249,000 comprised mainly of the purchase of short-term investments, net of sales and maturities of our short-term investments.

Financing activities in the six months ended June 30, 2007 were approximately $19,226,000 related to the 2007 Financing which included the 2007 Convertible Note and proceeds we received upon the exercise of stock options. Financing activities in the six months ended June 30, 2006 were approximately $24,688,000 and related to (a) the 2006 Financing, which included the issuance of our common stock, the 2006 Convertible Note, the Senior Secured Note and warrants to purchase our common stock, net of issuance cost and (b) proceeds we received upon the exercise of stock options. See note 7 above for additional information about the 2007 Financing and the 2006 Financing.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2007 and December 31, 2006, we had approximately $3,197,000 and $1,136,000, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2007.

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

•                  our expectation that we will record approximately $400,000 in a one-time cash severance payment and related expenses;

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

•                  our anticipation that sales and marketing expenses of our Wireless Solutions segment will continue to decrease in future periods given the reduction in our expenses related to the relocation of our sales and marketing support facilities from California to Georgia and our general de-emphasis of our Wireless Solutions segment;

•                  our expectation that general and administrative expenses will be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 and to execute our strategic plans and business development efforts;

•                  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during the tax-exempt period (provided under Israeli law); and

•              our belief as to the payment of purchase obligations that are expected to become payable at various times through 2007.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates. Substantially all of our revenue and capital spending is transacted in United States dollars, although a substantial portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. In the event of an increase in inflation rates in Israel, or if appreciation of the New Israeli Shekels occurs without a corresponding adjustment in our dollar-denominated revenues, our results of operation and business could be materially harmed.

As of June 30, 2007, we had cash, cash equivalents and short-term investments of $26,265,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

Quantitative Interest Rate Disclosure as of June 30, 2007

If market interest rates were to increase on June 30, 2007 immediately and uniformly by 10%, the fair value of the portfolio would decline by approximately $37,000, or approximately 0.15% of the total portfolio (approximately 0.09% of total assets). Assuming that the average yield to maturity on our portfolio at June 30, 2007 remains constant throughout the second quarter of 2007 and assuming that our cash, cash equivalents and short-term investments balances at June 30, 2007 remain constant for the duration of the third quarter of 2007, interest income for the third quarter of 2007 would be approximately $307,000. Assuming a decline of 10% in the market interest rates at June 30, 2007, interest income for the third quarter of 2007 would be approximately $331,000, which represents a decrease in interest income of approximately $12,000. The decrease in interest income will result in a decrease of the same amount to net income and cash flows from operating activities for the six months ended June 30, 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and available-for-sale securities at June 30, 2007 over the remaining contractual lives.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $15,725,000 for the six months ended June 30, 2007 and as of that date our accumulated deficit was $280,301,000. Our revenues and gross margins may not grow or even continue at their current levels and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

We may have insufficient capital to execute our business plan.

On March 28, 2007, we closed the 2007 Financing of $35,000,000 with Goldman, Sachs & Co., as further described in note 7. In the 2007 Financing, we delivered the 2007 Convertible Note, $17,500,000 of which was used to payoff the outstanding 2006 Convertible Note and the Senior Secured Note issued to Goldman, Sachs & Co. in the 2006 Financing. Following this pay off and payment of issuance expenses, our net proceeds were approximately $17,350,000. Notwithstanding the 2007 Financing, we may need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we may not be able to successfully execute our business plan.

Since we have recently reduced our workforce, our research and development efforts could be harmed.

We recently implemented a cost reduction program by reducing our workforce. The full implementation of this program resulted in a reduction of our workforce of approximately 16% (when compared to the workforce levels as of June 30, 2007). This reduction will have the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

These reductions are in addition to a cost reduction program in 2005. In this regard, we are currently experiencing difficulty in hiring skilled research and development personnel in Israel for our Cable Solutions segment. If this difficulty continues in the foreseeable future, our research and development efforts would be harmed.

We have written down and may need to further write-down our inventory in the future if our sales levels do not match our expectations, or if selling prices decline more than we anticipate, which could adversely impact our operating results.

We operate in an industry that is characterized by intense competition, supply shortages or oversupply, rapid technological change, unpredictable sales patterns, declining average selling prices and rapid product obsolescence, all of which make it more challenging to effectively manage our inventory. In addition, some of the components we require have long lead-times and we are required to order or build inventory well in advance of the time of anticipated sales.

Our inventory is stated at the lower of cost or market value. Determining market value of our inventory requires numerous judgments, including, but not limited to, judgments regarding average selling prices and sales volumes for future periods. We primarily utilize estimated selling prices for measuring any potential declines in market value below cost. When market value is determined to be below cost, we make appropriate allowances to reduce the value of inventories to net realized value. We may reduce the value of our inventory when we determine that inventory is slow moving, obsolete or excessive or if the selling price of the product is insufficient to cover product costs and selling expenses.

In this regard, our inventory increased substantially in 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a write down of inventory and non-cancelable purchase commitments of $424,000 and $2,050,000 for the years ended December 31, 2006 and 2005, respectively. For the three and six months ended June 30, 2007, we recorded a write down of inventory of $136,000.

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

The market for broadband products in the cable industry is extremely competitive, subject to drastic technological changes, changes in capital expenditure budgets and highly fragmented. Our products in the Cable Solutions segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. We have only relatively recently shipped our first commercial orders for our UltraBand solution to various systems of a top MSO. Other than these orders, we have only begun to install our UltraBand products with customers in field trials. There can be no assurance that our installations of our cable products will be successful. As some of our cable products continue to be in a development stage, we may face challenges such as market resistance to new products, perceptions regarding customer support and quality control.

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

Our functional currency is the United States dollar. We generate substantially all of our revenues in United States. dollars, but we incur a substantial portion of our expenses, principally salaries and related personnel expenses related to research and development, in New Israeli Shekels. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel.

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

We have not yet produced our UltraBand solutions in high volumes and there may be challenges and unexpected delays, such as quality control issues, in our attempts to increase volume and lower production costs. Our long-term success depends on our ability to produce high quality products at a low cost and, in particular, to reduce the production cost of our cable products designed for residential use.

Because we have not yet deployed our UltraBand solutions in high volumes, there is significant technology risk associated with any such future deployment. We cannot be sure that any such high volume deployment would be successful.

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

Our UltraBand solutions are in the early stages of commercialization. We currently have limited relationships with potential customers and distributors as well as limited sales staff. We will be successful only if we are able to develop distribution channels to market and sell our cable products in sufficient volumes.

To develop such channels and market and sell our cable products, we need to grow our sales and marketing team. It may be difficult for us to hire and retain additional qualified personnel. Integrating new personnel, particularly United States-based personnel, may be challenging from a culture and logistics perspective because most of our employees currently are based in Israel.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customer A, related party	79%	94%	64%	86%
Customer B	19%	4%	34%	10%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

In this regard, sales to Customer A in the year ended December 31, 2006 accounted for the vast majority of our sales during that year. This customer was formed in 2006 and has a very limited history of operations, profitable or otherwise. If this customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our wireless business could be harmed. Notwithstanding the foregoing, as sales to Customer A were made by our Wireless Solutions segment, if this customer is not successful, the effect to us will be tempered given the refocus of our internal resources on our Cable Solutions segment. In this regard, we expect that a significant source of our revenues in the coming years will be derived from our Cable Solutions segment rather than our Wireless Solutions segment.

We have designed products for our Wireless Solutions segment to meet the specifications of Customer A based on that customer’s assessment of the utility sector. Sales in our Wireless Solutions segment could be adversely affected if Customer A has not accurately assessed the needs of the utility sector.

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

•                                          relationships, particularly those with system integrators and operators; and

•                                          industry standards.

Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Cisco Systems, Inc. through their Scientific Atlanta subsidiary; Motorola, Inc.; BigBand Networks, Inc.; C-Cor Incorporated and Narad Networks, Inc. Most of these competitors have existing relationships with one or more of our prospective customers. In the cable industry, our cable offerings face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. For our broadband wireless offerings, we face competition from technologies such as digital subscriber line, fiber and cable. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

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

Our UltraBand solutions are implemented over the HFC plant and, as such, they interface and integrate with existing products from multiple other vendors. Future offerings by these vendors may not be sufficiently compatible with our UltraBand solutions. In addition, we depend on the continuous delivery of components by various manufacturers of electronic connectors, filters, boards and transistors.

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

As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (the “PCAOB”). We will be required to make our first annual certification on our internal controls over financial reporting in our annual report for the fiscal year ended December 30, 2007. In preparing for such certification, we are evaluating our internal controls for compliance with applicable SEC and PCAOB requirements, and we may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and may need to hire additional personnel. Although our review is not complete, we are taking steps to improve our internal control structure by dedicating internal resources to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of the end of our 2007 fiscal year. Moreover, although our management will continue to review and evaluate the effectiveness of our internal controls, we can give no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

These laws and regulations and perceived increased risk of liability could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We cannot estimate the timing or magnitude of additional costs we may incur as a result.

Our success depends significantly on Davidi Gilo, our Chairman of the Board of Directors, and Wayne H. Davis, our Chief Executive Officer, the loss of either of whom could seriously harm our business.

Our future success depends in large part on the continued services of our senior management and key personnel. In particular, we significantly depend on the services of Davidi Gilo, our Chairman of the board of directors, and Wayne H. Davis, our Chief Executive Officer. We do not carry key person life insurance on our senior management or key personnel. Any loss of the services of Messrs. Gilo or Davis or other members of senior management or other key personnel could seriously harm our business.

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

Several of our directors and certain officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

Several members of our board of directors, Lewis Broad, Neill Brownstein, Avraham Fischer, Samuel Kaplan and Alan Zimmerman and certain of our officers, have had professional relationships with Davidi Gilo, our Chairman of the board of directors and former Chief Executive Officer, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the Chairman of the board. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, is an investor and co-chief executive officer of an Israeli investor group in which Mr. Gilo was an investor until October 2005, and is co-chief executive officer and a director of Clal Industries and Investments, Ltd., which has made a significant investment in ANI, a related party of our company. The long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be considered to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay could be reduced and any merger or takeover could be delayed.

As of June 30, 2007, our management collectively owned approximately 32.88% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of June 30, 2007).

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

While we continue to operate our Wireless Solutions segment, our primary focus is now on our Cable Solutions segment. Accordingly, we may consider a variety of alternatives to Wireless Solutions segment, including the sale, divestiture, license or restructuring of a substantial portion or all of our current wireless network technology or assets. If demand for our Wireless Solutions segment increases, we may not have sufficient products (either in terms of quantity or different product lines) to address the needs of the wireless market due to production capabilities or research and development expertise.

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

It may be difficult to enforce a judgment in the United States against us and certain directors.

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

Item 4.            Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 10, 2007, at which the following matters were voted upon and approved by the stockholders:

(a)           The election of four Class I Directors to serve for a three-year term until the 2010 annual meeting of stockholders.  The results were as follows:

Nominee	For	Withheld
Richard Bilotti	12,756,925	63,613
James A. Chiddix	12,756,925	63,613
Avraham Fischer	12,671,360	149,178
Davidi Gilo	12,736,692	93.946

The following persons also continue to serve as directors:  Margaret A Bellville, Ronn Benatoff, Lewis S. Broad, Neill H. Brownstein, Samuel L. Kaplan and Alan L. Zimmerman.

(b)           The approval of the Fifth Amended and Restated Certificate of Incorporation.  The results were as follows:

For:	12,711,308
Against:	95,050
Abstain:	14,180
Broker Non-Votes:	—

(c)           The approval of the Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan.  The results were as follows:

For:	3,660,289
Against:	392,277
Abstain:	10,389
Broker Non-Votes:	8,757,583

(d)           Ratification of the appointment of Kesselman & Kesselman CPAs (ISR), a member of PricewaterhouseCoopers International Limited, as the independent registered public accounting firm for the year ending December 31, 2007.  The results were as follows:

For:	12,753,154
Against:	62,180
Abstain:	5,204
Broker Non-Votes:	—

Item 6.            Exhibits

Exhibit Number	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007

VYYO INC.

By:	/s/ Wayne H. Davis
Wayne H. Davis, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Robert K. Mills
Robert K. Mills, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.