Form 10-Q
period 2007-09-30
VYYO INC
filed 2007-11-13
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 7, 2007, there were 18,639,220 shares of Common Stock outstanding.

INDEX

VYYO INC.

i

PART I. FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

Vyyo Inc.

Consolidated Balance Sheets

(In thousands of U.S. $, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,661	$7,416
Short-term investments	5,560	11,272
Accounts receivable trade, net:
Related party (note 3)	1,193	991
Other current assets	623	194
	1,816	1,185
Inventory, net (note 2)	2,145	2,362
Other	2,067	996
Total Current Assets	25,249	23,231
Long-Term Assets:
Restricted cash (note 4)	5,000	5,000
Property and equipment, net	1,444	1,676
Employee rights upon retirement funded (note 6)	1,319	1,168
Debt issuance cost, net	135	1,074
TOTAL ASSETS	$33,147	$32,149

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable	$2,139	$1,719
Accrued liabilities (note 5)	5,712	7,877
Deferred revenues, related party (note 3)	3,626	3,795
Total Current Liabilities	11,477	13,391

Long-Term Liabilities:
Promissory note (note 4)	6,111	5,078
Senior secured note (note 7)	—	5,085
Convertible note (note 7)	35,000	10,097
Liability for employee rights upon retirement (note 6)	2,776	2,111
Total Liabilities	55,364	35,762
Capital Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,571,050 and 18,114,031 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	266,783	260,966
Accumulated other comprehensive gain (loss)	15	(3)
Accumulated deficit	(289,015)	(264,576)
Total Capital Deficiency	(22,217)	(3,613)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$33,147	$32,149

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In thousands of U.S. $, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Revenues (note 10)	$1,026	$161	$1,842	$866
Revenues, related party (notes 3 and 10)	1,560	953	3,034	5,378
TOTAL REVENUES	2,586	1,114	4,876	6,244

COST OF REVENUES
Cost of products sold	1,066	116	2,077	486
Cost of products sold, related party	1,492	812	2,612	4,185
Write down of inventory	47	169	183	169
Insurance reimbursement for damaged inventory	—	—	(101)	—
Total Cost of Revenues	2,605	1,097	4,771	4,840
GROSS PROFIT	(19)	17	105	1,404
OPERATING EXPENSES
Research and development	3,260	2,933	8,891	8,344
Sales and marketing	2,370	2,080	6,956	7,294
General and administrative	2,375	1,962	6,696	6,906
Total Operating Expenses	8,005	6,975	22,543	22,544
OPERATING LOSS	(8,024)	(6,958)	(22,438)	(21,140)
FINANCIAL INCOME	199	347	853	949
FINANCIAL EXPENSES (consists primarily of expenses for extinguishment of debt, note 7)	(822)	(836)	(5,775)	(2,052)
LOSS BEFORE INCOME TAXES	(8,647)	(7,447)	(27,360)	(22,243)
INCOME TAXES	(67)	(271)	2,921	(728)
LOSS FROM CONTINUING OPERATIONS	(8,714)	(7,718)	(24,439)	(22,971)
DISCONTINUED OPERATIONS	—	48	—	78
LOSS FOR THE PERIOD	$(8,714)	$(7,670)	$(24,439)	$(22,893)
LOSS PER SHARE
Basic and diluted:
Continuing operations	(0.47)	(0.43)	(1.33)	(1.33)
	(0.47)	(0.43)	(1.33)	(1.33)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	18,479	17,956	18,332	17,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. $)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(24,439)	$(22,893)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	634	645
Accretion and amortization of financing instruments, net	4,440	1,043
Stock-based compensation, net	3,763	4,248
Capital gain on sales of property and equipment	(4)	—
Decrease (increase) in assets and liabilities:
Accounts receivable, related party	(202)	(813)
Accounts receivable, other	(429)	680
Other current assets	(1,071)	(316)
Inventory	217	(319)
Accounts payable	420	11
Accrued liabilities	(1,887)	1,338
Deferred revenues, related party	(169)	3,905
Liability for employee rights upon retirement	665	514
Net cash used in operating activities	(18,062)	(11,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(682)	(155)
Purchase of short-term investments	(24,669)	(25,341)
Proceeds from sales and maturities of short-term investments	30,399	19,143
Proceed from sale of property and equipment	6	—
Contributions to severance pay funds	(151)	(162)
Net cash provided by (used in) investing activities	4,903	(6,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,054	2,600
Proceeds from issuance of common stock, Senior Secured Note, 2006 Convertible Note and warrants, net of issuance costs	—	23,403
Proceeds from issuance of 2007 Convertible Note, net of issuance costs	34,850	—
Payments of Senior Secured Note and 2006 Convertible Note	(17,500)	—
Net cash provided by financing activities	19,404	26,003
Increase in cash and cash equivalents	6,245	7,531
Cash and cash equivalents at beginning of period	7,416	2,548
Cash and cash equivalents at end of period	$13,661	$10,079

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$19	$2
Cash paid for interest	$1,307	$610

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

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations since its incorporation. For the nine months ended September 30, 2007, the Company incurred a net loss of $24,439,000 and had an accumulated deficit of $289,015,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital during the next six to 12 months or attain profitable operations. The Company is pursuing raising additional capital to fund its operations although there is no assurance that such capital will be available to the Company. In addition, the Company is seeking to expand its revenue base by adding new customers and to further reduce expenses. Failure to secure additional capital or to expand its revenue base would result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Financing

On March 28, 2007, the Company closed the private placement (the “2007 Financing”) of a convertible note with Goldman, Sachs & Co. in exchange for $35,000,000 (the “2007 Convertible Note”), which included $17,500,000 of new funding and $17,500,000 of which the Company used to pay off the $10,000,000 10% Convertible Note (the “2006 Convertible Note”) and $7,500,000 9.5% Senior Secured Note (the “Senior Secured Note”) issued to Goldman, Sachs & Co. in March 2006 as described below. The 2007 Financing resulted in net proceeds to the Company of approximately $17,350,000. See note 7.

In March 2006, the Company closed the private placement (the “2006 Financing”) with Goldman, Sachs & Co. of $25,000,000 of common stock, the 2006 Convertible Note, the Senior Secured Note and warrants to purchase common stock. The 2006 Financing resulted in net proceeds to the Company of approximately $23,400,000. See note 7.

Cost Reduction Program

On July 23, 2007, the Company’s management implemented a cost reduction program. In connection with this program, the Company reduced its workforce by approximately 16% (when compared to the workforce levels as of June 2007) in the third quarter of 2007. The Company recorded approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction did not require the termination of any contractual obligations or require the Company to incur other material associated costs.

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

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized no other-than-temporary impairment in its available-for-sale securities nor realized losses for the three and nine months ended September 30, 2007 and 2006, respectively. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $0 and $(42,000) for the three and nine months ended September 30, 2006, respectively, and realized losses of $0 and $31,000 for the three and nine months ended September 30, 2006, respectively.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. If the Company later determines that the inventory is overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company later determines that the inventory is undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and nine months ended September 30, 2007, the Company recorded an inventory valuation write-down of approximately $47,000 and $183,000, respectively. During the three and nine months ended September 30, 2006, the Company recorded an inventory valuation write-down of approximately $169,000 and $169,000, respectively.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs” (“FASB 151”), as of January 1, 2006, which did not have a material effect on the Company’s financial statements. Under FASB 151, the Company is required to recognize abnormal idle facility expenses as current-period charges, and to allocate fixed production overhead expenses to inventory based on normal capacity of the production facility.

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

Debt Issuance Costs

Costs incurred in the issuance of the 2007 Convertible Note in the 2007 Financing consisted of cash payments to legal advisors in the nine months ended September 30, 2007. Costs incurred in the issuance of the 2006 Convertible Note and Senior Secured Note included warrants to purchase shares of the Company’s common stock issued to the Company’s financial advisor and cash payments made to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

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

Revenue Recognition

The Company generates revenues from sales of its products. As of September 30, 2007, the Company’s revenues from services were not significant. The Company’s products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, the Company also may sell these products together as a package, in which case the Company typically ships products at the same time to the customer.

 The Company records revenues from sales of products when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and the Company has no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. The Company’s standard sales terms generally do not include customer acceptance provisions. However, if there is a right of return, customer acceptance provision or there is uncertainty about customer acceptance, the Company defers the associated revenue until it has evidence of customer acceptance.

EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company’s multiple deliverables arrangements are those arrangements with new customers in which the Company sells its products together as a package. Because the Company delivers these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF 00-21 had no impact on the Company’s financial position or results of operations.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. All outstanding stock options and shares of restricted stock have been excluded from the calculation of the diluted loss per share because these securities are not dilutive for the presented periods. For the nine months ended September 30, 2007, the total number of shares of common stock related to outstanding options, the 2007 Convertible Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share was 10,738,597. For the nine months ended September 30, 2006, the total number of shares of common stock related to outstanding options, the 2006 Convertible Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share was 7,246,100.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of the Company’s common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company uses the Monte Carlo valuation model only for stock options granted to executives in 2005 and 2006 where vesting is subject to market condition criteria.

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

The Company recognizes compensation cost for options granted with service conditions that have graded vesting schedules using the graded vesting attribution method.

The Company adopted the modified prospective transition method permitted by SFAS 123(R). Under this transition method, the Company implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, the Company recognizes compensation cost over the remaining service period for the portion of awards for which the requisite service has not been rendered using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123.

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company adopted the alternative transition method provided in this FASB staff position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R). As of January 1, 2006, the cumulative effect of the Company’s adoption of SFAS 123(R) was not material.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value of the instruments based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The Company revalues the fair value of the options granted over the related service periods and recognizes the value over the vesting period using the Black-Scholes model.

The fair value of each stock option granted during the three and nine months ended September 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes, Monte Carlo and the binomial valuation models, using the following assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Black-Scholes model assumptions:
Risk-free interest rates ranges	4.23%-4.78%	4.66%-5.10%	4.23%-5.04%	4.66%-5.21%
Weighted-average expected life range	4.61-9.64	2.50-5.00	4.61-10.00	2.50-5.00
Volatility ranges	0.62-0.76	0.56-0.76	0.62-0.76	0.56-0.76
Dividend yields	—	—	—	—

Monte Carlo model assumptions:
Risk-free interest rates ranges	—	—	—	4.60%
Weighted-average expected life range	—	—	—	5.3
Volatility ranges	—	—	—	0.61
Dividend yields	—	—	—	—

Binomial valuation model assumptions:
Risk-free interest rates ranges	3.84%-5.10%	4.95%-5.24%	3.84%-5.16%	4.66%-5.33%
Weighted-average expected life range	0.56-7.39	2.29-3.76	0.56-7.52	2.29-5.00
Volatility ranges	0.26-0.87	0.41-0.86	0.26-0.98	0.41-0.87
Dividend yields	—	—	—	—

Recent Accounting Pronouncements

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. The Company adopted FIN 48 on January 1, 2007, which did not have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.                                      Inventory, net

Inventory is comprised of the following:

	September 30, 2007	December 31, 2006
	(In thousands of U.S. $)
Raw materials	$441	$395
Work in process	282	445
Finished goods	1,422	1,522
	$2,145	$2,362

3.                                      Equipment Purchase Agreement with Arcadian Networks, Inc. (Related Party)

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

The Company received an initial purchase order for $10,000,000 on March 31, 2006 (related to products to be purchased in the first year of the ANI Agreement) and the first exclusivity payment of $4,000,000 on April 3, 2006, which satisfied ANI’s requirements for exclusivity in the first year of the ANI Agreement. As of September 30, 2007, the Company had not received the second $4,000,000 exclusivity payment, and thus the exclusivity provisions of the ANI Agreement are of no further effect.

For the three and nine months ended September 30, 2007, the Company recognized revenue of $1,560,000 and $3,034,000, respectively, under the ANI Agreement, which included income related to the exclusivity payment of $100,000 and $300,000, respectively, and product maintenance of $82,000 and $205,000, respectively. For the three and nine months ended September 30, 2006, the Company recognized revenue of $953,000 and $5,378,000, respectively, which included income related to the exclusivity payment of $100,000 and $200,000, respectively, and product maintenance of $40,000 and $54,000, respectively. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement.

As of September 30, 2007, ANI’s outstanding accounts receivable balance was $1,193,000 and the Company had deferred revenues from ANI sales of $3,626,000.

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

(a)                                 the Company’s revenue (including that of all subsidiaries, except for newly-acquired businesses) equals or exceeds $60,000,000 and gross margin equal or exceeds 35%, for the year ended December 31, 2007; or

(b)                                beginning on the first day that the Company’s common stock closes at or above $18.00 per share and at any time thereafter, a sale by the holder of all of its Remaining Shares at an average sales price at or above $18.00 per share. “Remaining Shares” means those shares of the Company’s common stock received by the holder in connection with the Xtend acquisition; or

(c)                                 all of the Remaining Shares are included in a successfully concluded secondary offering (on Form S-3 or otherwise) at an offering price at or above $18.00 per share in which the holder either (i) sells all of the Remaining Shares or (ii) is provided an opportunity to sell all of such shares into such secondary offering and elects not to sell, provided that the successfully concluded offering included no fewer than the number of Remaining Shares; or

(d)                                the receipt by the holder of a bona fide offer for the purchase of all of the Remaining Shares at an average sales price at or above $18.00 per share. A “bona fide” offer means a fully-funded and unconditional offer for purchase by a buyer who has provable and sufficient financial resources to purchase all of the Remaining Shares for cash within a commercially reasonable period of time from the date of offer, not to exceed 30 days.

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

The Company determined that, as of the time of the amendment of the Syntek Promissory Note in December 2005 and immediately prior to its amendment, the contingency had been resolved and therefore the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired. In addition, the Company estimated the fair value of the amended Syntek Promissory Note at $3,967,000 and recorded this amount in the Balance Sheets as a long-term liability under “Promissory note.” The Company recorded $2,533,000, the difference between the value of the amended Syntek Promissory Note and the original Syntek Promissory Note, as “Gain Resulting from Amendment to Promissory Note” in the Consolidated Statements of Operations for the year ended December 31, 2005. In future periods the Company will record an accretion to the value of the amended Syntek Promissory Note up to $6,500,000. The Company will record the accretion of $2,533,000 as finance expenses during the remaining term of the amended Syntek Promissory Note, unless it is cancelled as provided above. For the three and nine months ended September 30, 2007, the Company recorded $366,000 and $1,033,000, respectively, in financial expenses related to the accretion of the amended Syntek Promissory Note.

5.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands of U.S. $)
Withholding tax*	$453	$3,321
Compensation and benefits	2,282	1,995
Royalties	963	940
Professional fees	533	361
Deferred rent	342	354
Interest payable to Goldman, Sachs & Co.	292	285
Warranty**	174	66
Deferred revenues	107	66
Other	566	489
	$5,712	$7,877

* In June 2007, the Company signed an agreement with its Israeli wholly-owned subsidiary to restructure its inter-company debt, whereby $77,139,000 previously classified as an intercompany loan was replaced and converted into a convertible capital note. The convertible capital note is convertible into ordinary shares of the wholly-owned subsidiary. Additionally, $17,062,000 of accrued interest on the loan was forgiven. Following the restructuring of debt and after consultation with the Company’s tax advisors and based on a ruling received from the Israeli tax authorities, management concluded that the likelihood of an exposure to withholding tax on the interest forgiven is now remote. As a result, the Company reversed its provision for withholding tax on the debt interest of $3,226,000 (at March 31, 2007), which had been provided for as a liability in the Company’s financial statements. The reversal of the provision was recorded as income under “Income Taxes” in the Consolidated Statements of Operations for the nine months ended September 30, 2007.

** The changes in the warranty balances consist of the following:

	Nine Months
	Ended	Year Ended
	September 30, 2007	December 31, 2006
	(In thousands of U.S. $)
Balance at beginning of period	$66	$104
Usage of warranty	(19)	(59)
Product warranty issued for new sales	169	177
Changes in accrual of warranty periods ending	(42)	(156)
Balance at end of period	$174	$66

6.                                      Severance Liabilities

The amounts paid related to severance and severance expenses were:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Amounts paid related to severance	$169	$193	$745	$867
Severance expenses*	$531	$224	$1,273	$1,186

* With respect to the Company’s Israeli employees, the Company expects to contribute $386,000 to a defined contribution plan and $205,000 to insurance and pension plans for the year ended December 31, 2007 (includes amounts contributed in the nine months ended September 30, 2007).

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

The Company accounted for the issuance of the 2007 Convertible Note (and the resulting repayment of the 2006 Convertible Note and Senior Secured Note) as extinguishment of debt under EITF 96-19. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, the Company recorded $3,263,000 in the nine months ended September 30, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses.

In accordance with the provisions of EITF 96-19, the Company recorded the 2007 Convertible Note at its fair value, which is estimated at $35,000,000. The 2007 Financing resulted in estimated net proceeds to the Company of approximately $17,350,000, following pay off in full of the 2006 Convertible Note and Senior Secured Note and payment of issuance expenses of approximately $150,000.

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

8.                                      Stock-Based Compensation

Common Stock Reserved for Issuance

As of September 30, 2007, the Company reserved approximately 938,564 shares of common stock for issuance, upon exercise of stock options and issuance of shares of restricted stock reserved under its stock-based compensation plans. These shares are available for issuance under the plans described below.

Stock Option Plans

The Company has the following stock option plans: the 1999 Employee and Consultant Equity Incentive Plan and the Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the “2000 Plan”). The Company currently makes grants only from the 2000 Plan, which permits the grant of incentive stock options (“ISOs”) to employees, nonstatutory stock options to employees, directors and consultants and stock options which comply with Israeli law if granted to persons who are subject to Israel income tax. The 2000 Plan also provides for the awards of restricted stock and stock bonuses.

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

In March 2005, the Company granted certain executives 630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of September 30, 2007, 135,000 of these stock options were forfeited. For the three and nine months ended September 30, 2007 and 2006, the

Company recorded expenses of $120,000 and $355,000, respectively, related to these stock options.

In March 2007, the Company granted its Vice Chairman of the board of directors 250,000 options to purchase shares of common stock for $6.31 per share. This grant was made to the Vice Chairman in his individual capacity as a consultant to the Company. The options vest and become exercisable in equal monthly installments over 48 months. These stock options may be accelerated upon the occurrence of specified events, including certain financing events, approval of the Company’s products in identified cable companies or upon a “Change of Control” (as defined in the related consulting agreement). For the three and nine months ended September 30, 2007, the Company recorded expenses of $129,000 and $402,000, respectively, related to these stock options.

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

The Company recorded stock-based compensation expenses of $0 and $750,000 for the three and nine months ended September 30, 2006 related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the 2006 Financing. In connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock, the Company recorded stock-based compensation expenses of $58,000 and $194,000 in the three and nine months ended September 30, 2007, respectively, and $56,000 and $143,000 in the three and nine months ended September 30, 2006, respectively. The Company determined these stock-based compensation expenses using the Monte Carlo valuation method.

Restricted Stock

Recipients of shares of restricted stock are entitled to cash dividends, if paid, and to vote their shares throughout the restricted period. The shares are valued at the market price on the grant date, and compensation is amortized ratably over the vesting period. The Company must recognize compensation expenses for shares of restricted stock subject to designated performance criteria if the performance criteria are being attained or it is probable that they will be attained.

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans as of September 30, 2007 is as follows (in thousands of U.S. $, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price	Weighted average fair value
Balance at January 1, 2007	559	6,063	$5.41	—
Authorized	2,000	—	—	—
Granted*	(2,291)	2,291	$6.34	$2.70
Exercised	—	(447)	$4.59	—
Cancelled	671	(671)	$6.27	—
Balance at September 30, 2007	939	7,236	$5.67

* Includes 220,000 options granted to non-employee directors in the nine months ended September 30, 2007 and 250,000 additional options granted to the Vice Chairman of the board of directors who also serves as a consultant.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of September 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per Share	Number exercisable	Weighted average exercise price per share
	(In thousands of U.S.$)	(In years)		(In thousands of U.S. $)
Plans:
0.10	114	3.14	$0.10	36	$0.10
0.99	1	1.20	0.99	1	0.99
2.27-3.40	562	3.45	3.23	439	3.20
3. 92-5.86	2,978	4.25	4.78	1,845	4.63
5. 99-8.43	3,482	4.55	6.90	987	7.09
9.00-10.50	99	2.25	9.72	19	9.60
	7,236	4.29	$5.67	3,327	$5.15

9.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Loss	$(8,714)	$(7,670)	$(24,439)	$(22,893)
Unrealized gain (loss) on available-for-sale securities	22	7	15	(2)
Comprehensive loss	$(8,692)	$(7,663)	$(24,424)	$(22,895)

10.                               Segment Reporting

The Company’s business is divided into two segments: “Cable Solutions” and “Wireless Solutions.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Consolidated revenues from:
Cable Solutions	$1,026	$161	$1,813	$700
Wireless Solutions:
Related party	1,560	953	3,034	5,378
Other	—	—	29	166
	1,560	953	3,063	5,544
Consolidated revenues	$2,586	$1,114	$4,876	$6,244

Operating loss:
Cable Solutions	(5,987)	(3,610)	(17,860)	(9,910)
Wireless Solutions	(2,037)	(3,348)	(4,578)	(11,230)
Total consolidated operating loss	(8,024)	(6,958)	(22,438)	(21,140)

Financial income	199	347	853	949
Financial expenses	(822)	(836)	(5,775)	(2,052)
Income tax	(67)	(271)	2,921	(728)
Loss from continuing operations	$(8,714)	$(7,718)	$(24,439)	$(22,971)

The following provides information on the Company’s assets:

	September 30, 2007	December 31, 2006
	(In thousands of U.S. $)
Cash, cash equivalents and short-term investments	$19,221	$18,688
Restricted cash	5,000	5,000
Debt issuance costs, net	135	1,074
Cable Solutions	4,152	3,139
Wireless Solutions	4,639	4,248
	$33,147	$32,149

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Cable Solutions	$65	$36	$295	$69
Wireless Solutions	18	30	109	86
	$83	$66	$404	$155
Depreciation expenses:
Cable Solutions	$149	$112	$449	$341
Wireless Solutions	57	92	185	304
	$206	$204	$634	$645

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Revenues from sales to customers in the:
Cable Solutions segment:
North America	$1,026	$161	$1,813	$700
Wireless Solutions segment:
North America, related party	$1,560	$953	$3,034	$5,378
North America	—	—	—	148
Rest of the world	—	—	29	18
	$1,560	$953	$3,063	$5,544

	$2,586	$1,114	$4,876	$6,244

	September 30, 2006	December 31, 2006
	(In thousands of U.S. $)
Property and equipment, net:
Israel	$861	$1,008
United States	583	668
	$1,444	$1,676

Sales to major customers out of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Customer A, related party	60%	85%	62%	86%
Customer B	38%	14%	36%	11%

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q of Vyyo Inc. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A below and elsewhere in this report.

Overview

Vyyo Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) provide cable and wireless broadband access solutions through two business segments: our “Cable Solutions” segment and our “Wireless Solutions” segment. Our primary focus is on our Cable Solutions segment, and significantly all of our internal resources are focused on enhancing our visibility in and penetration of the cable market. The addition of James A. Chiddix as the Vice Chairman of our board of directors, Wayne H. Davis as our Chief Executive Officer, David Feldman as our Chief Technology Officer, and Robert K. Mills as our Chief Financial Officer, all with substantial cable industry experience, validates our efforts and increases our visibility within the cable industry.

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

We have incurred significant losses and negative cash flows from operations since commencing operations. For the nine months ended September 30, 2007, we incurred a net loss of $24,439,000 and had an accumulated deficit of $289,015,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next six to 12 months or attain profitable operations. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and to further reduce expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. See “Liquidity, Capital Resources and Going Concern Considerations.”

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

In March 2006, we closed the private placement of common stock, a convertible note, a senior secured note and warrants to purchase common stock with Goldman, Sachs & Co. in exchange for $25,000,000 (the “2006 Financing”). In the 2006 Financing we issued (a) 1,353,365 shares of our common stock, (b) a $10,000,000 10% Convertible Note (the “2006

Convertible Note”), (c) a $7,500,000 9.5% Senior Secured Note (the “Senior Secured Note”), and (d) warrants to purchase 298,617 shares of our common stock, all of which were exercised in 2006. Our net proceeds from the 2006 Financing were approximately $23,400,000.

Cost Reduction Program

On July 23, 2007, our management implemented a cost reduction program. In connection with this program, we reduced our workforce by approximately 16% (when compared to the workforce levels as of June, 2007) in the third quarter of 2007. We recorded approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction did not require the termination of any contractual obligations or require us to incur other material associated costs.

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

Revenue Recognition

We generate revenues from sales of our products. As of September 30, 2007, our revenues from services were not significant. Our products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case we typically ship products at the same time to the customer.

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

Inventory

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions are different than our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and nine months ended September 30, 2007, we recorded an inventory valuation write-down of approximately $47,000 and $183,000, respectively. During the three and nine months ended September 30, 2006, we recorded an inventory valuation write-down of approximately $169,000 and $169,000, respectively.

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs” (“FASB 151”), as of January 1, 2006, which did not have a material effect on our financial statements. Under FASB 151 we are required to recognize abnormal idle facility expenses as current-period charges, and to allocate fixed production overhead expenses to inventory based on normal capacity of the production facility.

Extinguishment of Debt

As noted above, in the 2007 Financing we repaid the 2006 Convertible Note and Senior Secured Note. We accounted for this repayment as “extinguishment of debt” under the Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). We initially recorded the 2007 Convertible Note at its estimated fair value, and we used that amount to determine the debt extinguishment loss of $3,263,000 resulting from recognition of $2,231,000 in unamortized accretion and $1,032,000 in unamortized issuance expenses related to the 2006 Convertible Note and Senior Secured Note.

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

Debt Issuance Costs

The costs we incurred in the issuance of the 2007 Convertible Note consisted of cash payments to legal advisors in the nine months ended September 30, 2007. Costs incurred in the issuance of the 2006 Convertible Note and the Senior Secured Note included warrants to purchase shares of our common stock issued  to our financial advisor and cash payments made to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, we determined the fair value of the warrants based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. We estimate forfeitures based on historical experience and anticipated future conditions. We use the Monte Carlo valuation model only for stock options granted to executives in 2005 and 2006 where vesting is subject to market condition criteria.

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

We recognize compensation cost for options granted with service conditions that have graded vesting schedules using the graded vesting attribution method.

We adopted the modified prospective transition method permitted by SFAS 123(R). Under this transition method, we implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we recognize compensation cost over the remaining service period for the portion of awards for which the requisite service has not been rendered using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123.

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). We adopted the alternative transition method provided in SFAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).  As of January 1, 2006, the cumulative effect of our adoption of SFAS 123(R) was not material.

We account for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We revalue the fair value of the options granted over the related service periods and recognize the value over the vesting period, using the Black-Scholes model.

Expense related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Cost of revenues	$17	$24	$50	$60
Research and development	$162	$228	$449	$667
Sales and marketing	$523	$426	$1,436	$1,200
General and administrative	$604	$504	$1,828	$2,321

Recent Accounting Pronouncements

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated financial statements.

Results of Operations

Revenues

Revenues increased to $2,586,000 in the three months ended September 30, 2007 from $1,114,000 in the three months ended September 30, 2006, but decreased to $4,876,000 in the nine months ended September 30, 2007 from $6,244,000 in the nine months ended September 30, 2006. This increase in revenues for the three months ended September 30, 2007 was primarily due to an increase in sales of our Cable Solutions products to $1,026,000 compared to revenue of $161,000 from our Cable Solutions products for the three months ended September 30, 2006. Revenues from our Wireless Solutions products increased $607,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The decrease in revenues for the nine months ended September 30, 2007 was primarily the result of a reduction in the first quarter of 2007 of our Wireless Solutions products sold to ANI (a related party as discussed in note 3). Revenue for the three and nine months ended September 30, 2007 and 2006 did not include inventory previously written down to $0.

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

Cost of revenues increased to $2,605,000 during the three months ended September 30, 2007 from $1,097,000 during the three months ended September 30, 2006, and was $4,771,000 and $4,840,000 in the nine months ended September 30, 2007 and 2006, respectively. The increase in cost of revenues for the three months ended September 30, 2007 was primarily attributable to increases in shipments of our products. For the three months and nine months ended September 30, 2007, we recorded a write-down of inventory of $47,000 and $183,000, respectively, compared to a write-down of inventory of $169,000 and $169,000 in the three and nine months ended September 30, 2006, respectively. Our gross margins during the three and nine months ended September 30, 2007 decreased primarily due to the decrease in shipments of our products together with flat fixed costs. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $3,260,000 and $2,933,000 during the three months ended September 30, 2007 and 2006, respectively, and $8,891,000 and $8,344,000 during the nine months ended September 30, 2007 and 2006, respectively. Of these expenses, the Cable Solutions segment accounted for approximately $2,285,000 and $1,715,000 during the three months ended September 30, 2007 and 2006, respectively, and $6,586,000 and $4,454,000 during the nine months ended September 30, 2007 and 2006, respectively. The Wireless Solutions segment accounted for the remaining expenses of approximately $975,000 and $1,218,000 during the three months ended September 30, 2007 and 2006, respectively, and $2,305,000 and $3,890,000 during the nine months ended September 30, 2007 and 2006, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies and were charged to operations as incurred. All of our research and development activities are conducted in our Israeli facility.

The increase in our research and development expenses in our Cable Solutions segment during the three months ended September 30, 2007 compared to the same period in 2006 mainly resulted from increases in (a) salaries, compensation, recruiting fees and severance resulting from our cost reduction program from $737,000 to $1,136,000, (b) travel expenses of $39,000, and (c) subcontractors, materials and other professional fees from $476,000 to $497,000 during the three months ended September 30, 2006 and 2007, respectively.

The increase in our research and development expenses in our Cable Solutions segment during the nine months ended September 30, 2007 compared to the same period in 2006 mainly resulted from increases in (a) salaries, compensation, recruiting fees and severance resulting from our cost reduction program from $2,106,000 to $3,589,000, (b) subcontractors, materials and other professional fees from $1,001,000 to $1,189,000, and (c) overhead expenses from $530,000 to $773,000 during the nine months ended September 30, 2006 and 2007, respectively.

The decrease in our research and development expenses in our Wireless Solutions segment during the three months ended September 30, 2007 compared to the same period in 2006 resulted from a decrease in (a) subcontractors, materials and other professional fees from $163,000 to $40,000, (b) travel expenses of $39,000, and (c) non-cash expenses related to stock option grants from $91,000 to $29,000 during the three months ended September 30, 2006 and 2007, respectively.

The decrease in our research and development expenses in our Wireless Solutions segment during the nine months ended September 30, 2007 compared to the same period in 2006 resulted from decreases in (a) salaries, compensation and recruiting fees from $1,957,000 to $1,337,000 due to decreased workforce (b) subcontractors, materials and other professional fees from $770,000 to $274,000, (c) non-cash expenses related to stock option grants from $294,000 to $69,000 and (d) overhead expenses from $180,000 to $64,000 during the nine months ended September 30, 2006 and 2007, respectively.

Sales and Marketing

Sales and marketing expenses increased to $2,370,000 from $2,080,000 and decreased to $6,956,000 from $7,294,000 during the three and nine months ended September 30, 2007 and 2006, respectively. Sales and marketing expenses consist of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities.

Sales and marketing expenses for our Cable Solutions segment were approximately $2,251,000 and $6,592,000 during the three and nine months ended September 30, 2007, respectively, compared to $1,679,000 and $5,026,000 for the three and nine months ended September 30, 2006, respectively.

The increase during the three months and nine months ended September 30, 2007 compared to the same periods in 2006 resulted mainly from increases in (a) recruiting fees of $113,000 and $223,000, due to increased workforce, (b) $157,000 and $342,000 of non-cash expenses related to stock option grants, and (c) $324,000 and $402,000 of overhead expenses, respectively.

Given our focus on our Cable Solutions segment, we anticipate that our Cable Solutions segment sales and marketing workforce will increase in future periods as we increase our efforts to penetrate the Cable Solutions market and meet our customer demands.

Sales and marketing expenses for our Wireless Solutions segment were approximately $119,000 and $364,000 during the three and the nine months ended September 30, 2007, respectively. For the three and the nine months ended September 30, 2006, the sales and marketing expenses for our Wireless Solutions segment were $401,000 and $2,268,000, respectively. The decrease in the expenses for our Wireless Solutions segment in the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted from a decrease in the sales and marketing workforce of our Wireless Solutions segment following the equipment agreement signed with ANI and our focus on our Cable Solutions segment. During the three months ended September 30, 2006, we relocated our wireless sales and marketing department from Palo Alto, California to Norcross, Georgia, and decreased our workforce. Given this reduction in workforce, we anticipate that our sales and marketing expenses of our Wireless Solutions segment will continue to decrease in future periods.

General and Administrative

General and administrative expenses were $2,375,000 and $1,962,000 during the three months ended September 30, 2007 and 2006, respectively. Of these expenses, approximately $1,643,000 and $443,000 were from our Cable Solutions segment and approximately $732,000 and $1,519,000 were from our Wireless Solutions segment during the three months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007 and 2006, general and administrative expenses were $6,696,000 compared to $6,906,000, respectively. Of these expenses, approximately $4,656,000 and $1,015,000 were from our Cable Solutions segment and approximately $2,040,000 and $5,891,000 were from our Wireless Solutions segment during the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The increase in general and administrative expenses during the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to increases in (a) non-cash expenses related to stock option grants of $570,000 compared to $504,000, (b) overhead expenses of $158,000, and (c) professional fees and subcontracting services of $286,000 compared to $137,000, mostly related to our implementation of internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002.

The decrease in general and administrative expenses during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the reduction in overhead expenses after our move from Palo Alto, California to Norcross, Georgia.

We expect general and administrative expenses to be higher in the future as we continue to implement internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 and to execute our strategic plans and business development efforts.

Financial Income and Expense

“Financial Income” and “Financial Expense” includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $623,000 and $4,922,000 for the three and nine months ended September 30, 2007, respectively, compared to net interest expense of $489,000 and $1,103,000 for the three and nine months ended September 30, 2006, respectively. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, we recorded $3,263,000 in the nine months ended September 30, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses. In addition we had increased interest expenses due to our amended Syntek Promissory Note, 2006 Convertible Note and Senior Secured Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances.

We will incur increased interest expenses for the remainder of 2007 and beyond due to long-term debt issued in the 2007 Financing in which the 2007 Convertible Note bears an annual interest rate of 5% and the amortization of deferred expenses incurred as part of the 2007 Financing. Interest expenses also will increase given the accretion to the value of the $6,500,000 amended Syntek Promissory Note. We will record accretion of $2,533,000 throughout the term of the amended Syntek Promissory Note, unless the note is cancelled, of which we recorded $1,033,000 during the nine months ended September 30, 2007.

Income Taxes

As of December 31, 2006, our Israeli subsidiaries had net operating loss carryforwards of approximately $96,000,000. These carryforwards have no expiration date.

Our Israeli subsidiaries have been granted “approved enterprise” status for several investment programs. The approved enterprise status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this approved enterprise status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 29% for 2007) for the remaining term of the program on the subsidiaries’ proportionate share of income.

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

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses and negative cash flows from operations since incorporation. For the nine months ended September 30, 2007, we incurred a net loss of $24,439,000 and had an accumulated deficit of $289,015,000. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next six to 12 months or attain profitable operations. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. In addition, we are seeking to expand our revenue base by adding new customers and to further reduce expenses. Failure to secure additional capital or to expand our revenue base would result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of September 30, 2007, we had $19,221,000 of cash, cash equivalents and short-term investments.

During the nine months ended September 30, 2007, net cash used in operations was $18,062,000, comprised mainly of our loss of $24,439,000, partially offset by (a) non-cash charges related to depreciation and amortization of $634,000, (b) stock-based compensation of $3,763,000, (c) financing expenses of $4,440,000 resulting from accretion of the amended Syntek Promissory Note, the 2006 Convertible Note and Senior Secured Note delivered in the 2006 Financing and the 2007 Convertible Note delivered in the 2007 Financing, and (d) an increase of liability for employee rights upon retirement of $665,000. Changes in working capital accounts was a use of $3,125,000 of cash.

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

During the nine months ended September 30, 2007, net cash provided by investing activities was $4,903,000 comprised of sales and maturities of short-term investments, net of $5,730,000 in purchases of short-term investments and $682,000 in purchases of property and equipment. During the nine months ended September 30, 2006, net cash used in investing activities was $6,515,000, comprised of the purchase of $6,198,000 of short-term investments, net of sales and maturities of our short-term investments.

Financing activities in the nine months ended September 30, 2007 were approximately $19,404,000 related to the 2007 Financing which included the 2007 Convertible Note and proceeds we received upon the exercise of stock options. Financing activities in the nine months ended September 30, 2006 were approximately $26,003,000 and related to (a) the 2006 Financing, which included the issuance of our common stock, the 2006 Convertible Note, the Senior Secured Note and warrants to purchase our common stock, net of issuance cost and (b) proceeds we received upon the exercise of stock options. See note 7 above for additional information about the 2007 Financing and the 2006 Financing.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2007 and December 31, 2006, we had approximately $5,171,000 and $1,136,000, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2007 and the first quarter of 2008.

Employment Agreements

                Walter Ungerer.  On November 8, 2007, Walter Ungerer, our Vice President of Corporate Communications and Investor Relations, was promoted to Executive Vice President, Corporate Strategy and Investor Relations pursuant to the terms of an employment agreement (the “Ungerer Agreement”), effective as of September 1, 2007 (the “Effective Date”).

                The Ungerer Agreement is for a two-year term, with automatic one-year renewals, subject to termination upon prior notice by either party.  Mr. Ungerer will receive an annual base salary of $210,000, which will be reviewed on or before December 31, 2008 and thereafter based on Mr. Ungerer’s services and our financial results.  Mr. Ungerer is eligible to receive employee benefits available to all employees and may become eligible to receive an annual cash bonus based on performance objectives to be agreed to by Mr. Ungerer and our Chief Executive Officer.  Mr. Ungerer also was granted a stock option to purchase 30,000 shares of our common stock which will vest in equal monthly installments for the next 48 months.  The exercise price of the stock options is $5.99.

                If the Ungerer Agreement is terminated without “Cause” (as defined therein) before the initial two-year term, we must pay Mr. Ungerer severance equal to six months of his annual salary (without bonus), payable over such period in accordance with our usual payroll practices.

                If Mr. Ungerer’s employment is terminated upon a “Change of Control” (as defined in the Ungerer Agreement), Mr. Ungerer shall be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year.  If upon a Change of Control, Mr. Ungerer is offered employment by our successor with responsibilities substantially similar to those in the Ungerer Agreement and he does not accept the offer, 33.3% of his stock options will immediately vest.  If upon a Change of Control, Mr. Ungerer accepts employment by our successor with responsibilities substantially similar to those in the Ungerer Agreement, 33.3% of his stock options will immediately vest.  If Mr. Ungerer terminates his employment for Good Reason (as defined in the Ungerer Agreement) with our successor on or after the six-month anniversary of the Effective Date of the Ungerer Agreement, all remaining stock options held by Mr. Ungerer will immediately vest.

                Mr. Ungerer, age 39, served as our Vice President, Corporate Communications and Investor Relations from November 2004 until his recent promotion. Mr. Ungerer has over 10 years of experience managing finance, investor relations and communications within organizations that have earned recognition from Reuters, Frost and Sullivan and an Emmy Award from the National Academy of Television Arts and Sciences. Prior to joining us, Mr. Ungerer was director of investor relations at Concurrent Computer Corporation from 2001 until October 2004. Previously, Mr. Ungerer held various positions with Scientific-Atlanta, a Cisco company, which he joined in 1996 as assistant manager of structured trade finance, and he was promoted to manager of corporate treasury services and manager of investor relations before leaving the company in 2001. Previously, Mr. Ungerer spent four years in various finance related positions at Fortune 100 companies Eaton Corporation and Cooper Industries.

                Tashia L. Rivard.  On November 8, 2007, we entered into an employment agreement with Tashia L. Rivard, our current General Counsel and Corporate Secretary (the “Rivard Agreement”), effective as of September 1, 2007.

                The Rivard Agreement is for a two-year term, with automatic one-year renewals, subject to termination upon prior notice by either party.  Ms. Rivard will receive an annual base salary of $220,000, which will be reviewed on or before December 31, 2008 and thereafter based on Ms. Rivard’s services and our financial results.  Ms. Rivard is eligible to receive employee benefits available to all employees and may become eligible to receive an annual cash bonus based on performance objectives to be agreed to by Ms. Rivard and our Chief Executive Officer.

                If the Rivard Agreement is terminated without “Cause” (as defined therein) before the initial two-year term, we must pay Ms. Rivard severance equal to six months of her annual salary (without bonus), payable over such period in accordance with our usual payroll practices.

                If Ms. Rivard’s employment is terminated upon a “Change of Control” (as defined in the Rivard Agreement), Ms. Rivard shall be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to her annual salary in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year.  If upon a Change of Control, Ms. Rivard is offered employment by our successor with responsibilities substantially similar to those in the Rivard Agreement and she does not accept the offer, 33.3% of her stock options will immediately vest.  If upon a Change of Control, Ms. Rivard accepts employment by our successor with responsibilities substantially similar to those in the Rivard Agreement, 33.3% of her stock options will immediately vest.  If Ms. Rivard terminates her employment for Good Reason (as defined in the Rivard Agreement) with our successor on or after the six-month anniversary of the Effective Date of the Rivard Agreement, all remaining stock options held by Ms. Rivard will immediately vest.

                Ms. Rivard, age 38, has served as our General Counsel and Corporate Secretary since June 2006, and as our Deputy General Counsel from July 2005 until her appointment as General Counsel. Prior to joining us, Ms. Rivard was an attorney at Adaptec, Inc., a provider of storage solutions for data, practicing securities and general corporate law from January 2005 to July 2005. Prior to that time, Ms. Rivard practiced securities, mergers and acquisitions and general corporate law at Montgomery & Hansen LLP (formerly Montgomery Law Group, LLP) from November 2003 to December 2004; Brobeck, Phleger & Harrison, LLP in Palo Alto, California from May 2000 to December 2001; Warner Norcross & Judd LLP in Grand Rapids, Michigan from 1995 to April 2000 and from April 2002 to November 2003.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•                  our belief that our ability to continue as a going concern will depend upon our ability to raise additional capital during the next six to 12 months or attain profitable operations;

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

•                  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during the tax-exempt period (provided under Israeli law); and

•                  our belief as to the payment of purchase obligations that are expected to become payable at various times through 2007 and the first quarter of 2008.

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

As of September 30, 2007, we had cash, cash equivalents and short-term investments of $19,221,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2007, the fair value of our portfolio would decline by an immaterial amount.

The potential change noted above is based on sensitivity analyses performed on our financial position as of September 30, 2007. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $24,439,000 for the nine months ended September 30, 2007 and as of that date our accumulated deficit was $289,015,000. Our revenues and gross margins may not grow or even continue at their current levels and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

We may have insufficient capital to execute our business plan.

On March 28, 2007, we closed the 2007 Financing of $35,000,000 with Goldman, Sachs & Co., as further described in note 7. In the 2007 Financing, we delivered the 2007 Convertible Note, $17,500,000 of which we used to pay off the outstanding 2006 Convertible Note and the Senior Secured Note issued to Goldman, Sachs & Co. in the 2006 Financing. Following this payoff and payment of issuance expenses, our net proceeds were approximately $17,350,000. Notwithstanding the 2007 Financing, we will need additional capital to execute our business plan. If we are unsuccessful in securing additional cash, either through additional equity and/or debt financings or increased revenues, we may not be able to successfully execute our business plan.  Further, if we do not secure additional capital in the next six to 12 months or if we fail to expand our revenue base, we may not be able to continue as a going concern.

Since we have recently reduced our workforce, our research and development efforts could be harmed.

We recently implemented a cost reduction program by reducing our workforce. The full implementation of this program resulted in a reduction of our workforce of approximately 16% (when compared to the workforce levels as of June 2007). This reduction will have the largest effect on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

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

In this regard, our inventory increased substantially in 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a write down of inventory and non-cancelable purchase commitments of $424,000 and $2,050,000 for the years ended December 31, 2006 and 2005, respectively. For the three and nine months ended September 30, 2007, we recorded a write down of inventory of $47,000 and $183,000, respectively.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Customer A, related party	60%	85%	62%	86%
Customer B	38%	14%	36%	11%

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

We currently have relationships with a limited number of contract manufacturers for the manufacturing of our products, substantially all of whom are located in Israel and Taiwan. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our systems in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays causing our results of operations to suffer. Our relatively limited experience with these manufacturers and lack of visibility as to the manufacturing capabilities of these companies if our volume requirements significantly increase does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm our business. In addition, we currently have no formal written agreement with a manufacturer for our modem products. Our current inventory of modems is unlikely to fulfill anticipated demand, and we will therefore be required to find a manufacturer in the near future. Our inability to enter into an agreement with a manufacturer for our modems would harm our business.

In addition to sales to system integrators, we also sell in some instances directly to service providers. Such direct sales require us to resell equipment to service providers manufactured by third party suppliers and to integrate this equipment with the equipment we manufacture. We are particularly dependent on third party radio suppliers in selling our 3GHz and other products. We currently have limited relationships with third party suppliers. If we are unable to establish meaningful relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

We obtain some of the components included in our solutions from a single source or a limited group of suppliers, and the loss of any of these suppliers or delay or shortages in the supply of components could cause production delays and a substantial loss of revenue.

We currently obtain key components from a limited number of suppliers. Some of these components are obtained from a single source supplier. We generally do not have long-term supply contracts with our suppliers.  Further, we have experienced delays and shortages on more than one occasion. These factors present us with the following risks:

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

As of September 30, 2007, our management collectively owned approximately 31.95% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of September 30, 2007).

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

Item 6.            Exhibits

Exhibit Number	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Employment Agreement of Walter Ungerer, effective as of September 1, 2007.

10.2	Employment Agreement of Tashia L. Rivard, effective as of September 1, 2007.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

VYYO INC.

By:	/s/ Wayne H. Davis
Wayne H. Davis, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Robert K. Mills
Robert K. Mills, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Employment Agreement of Walter Ungerer, effective as of September 1, 2007.

10.2	Employment Agreement of Tashia L. Rivard, effective as of September 1, 2007.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.