Form 10-QT
period 2007-03-31
VYYO INC
filed 2007-12-19
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to March 31, 2007

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

As of December 14, 2007, there were 18,659,720 shares of Common Stock outstanding.

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

Change in Fiscal Year End

Effective December 3, 2007, the Company changed its fiscal year end from December 31 to March 31. As a result of this change, the Company’s transition period from January 1, 2007 to March 31, 2007 is covered by this Transition Report, which is identical in all material respects to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 15, 2007. The Company’s new fiscal year will commence April 1, 2008 and end on March 31, 2009.

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

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. The Company adopted FIN 48 on January 1, 2007, which did not have a material impact on its consolidated financial statements.

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

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of March 31, 2007:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
		remaining	exercise		exercise
Range of exercise	Number	contractual	price per	Number	price per
Prices	outstanding	life	Share	exercisable	share
	(In thousands)	(In years)		(In thousands)
Plans:
0.10	126	3.52	$0.10	44	$0.10
0.99	3	0.86	0.99	3	0.99
2.27-3.40	637	3.71	3.24	470	3.20
3.57-5.22	2,725	4.89	4.64	1,405	4.43
5.60-8.39	2,999	4.41	6.73	1,048	6.76
8.43-10.50	126	2.70	9.44	35	9.05
	6,616	4.49	$5.46	3,005	$5.04

9.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Loss	$(11,039)	$(7,980)
Unrealized loss on available-for-sale securities	(1)	—
Comprehensive loss	$(11,040)	$(7,980)

10.                               Segment Reporting

The Company’s business is divided into two segments: “Cable Solutions” and “Wireless Solutions.”

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Consolidated revenues from:
Cable Solutions	$462	$463
Wireless Solutions:
Related party	161	1,800
Other	—	106
	161	1,906
Consolidated revenues	$623	$2,369

Operating loss:
Cable Solutions	$(5,605)	$(2,690)
Wireless Solutions	(1,266)	(4,864)

Total consolidated operating loss	(6,871)	(7,554)
Financial income	244	155
Financial expenses	(4,162)	(424)
Income taxes	(250)	(157)
Loss for the period	$(11,039)	$(7,980)

The following provides information on the Company’s assets:

	March 31,	December 31,
	2007	2006
	(In thousands of U.S. $)

Cash, cash equivalents and short-term investments	$31,154	$18,688
Restricted cash	5,000	5,000
Debt issuance costs, net	150	1,074
Cable Solutions	3,370	3,139
Wireless Solutions	3,224	4,248
	$42,898	$32,149

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Cable Solutions	$148	$17
Wireless Solutions	58	17
	$206	$34

Depreciation and amortization expenses:
Cable Solutions	$158	$115
Wireless Solutions	60	114
	$218	$229

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended March 31,
	2007	2006
	(In thousands of U.S. $)
Revenues from sales to affiliated and unaffiliated customers in the:
Cable Solutions segment:
North America	$462	$463
Wireless Solutions segment:
North America, related party	161	1,800
North America	—	95
Rest of the world	—	11
	$161	$1,906

	$623	$2,369

	March 31,	December 31,
	2007	2006
	(In thousands of U.S. $)
Property and equipment, net
Israel	$1,020	$1,008
United States	642	668
	$1,662	$1,676

Sales to major customers out of total revenues are as follows:

	Three Months Ended March 31,
	2007	2006
Customer A	72%	18%
Customer B (related party)	26%	76%

11.          Subsequent Events

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

Cost Reduction Program

On July 23, 2007, the Company’s management implemented a cost reduction program. In connection with this program, the Company reduced its workforce by approximately 16% in the third quarter of 2007 (when compared to the workforce levels as of June 2007). The Company recorded approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction did not require the termination of any contractual obligations or require the Company to incur other material associated costs.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Transition Report on Form 10-Q. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A below and elsewhere in this report.

Effective December 3, 2007, we changed our fiscal year end from December 31 to March 31. As a result of this change, our transition period from January 1, 2007 to March 31, 2007 is covered by this Transition Report, which is identical in all material respects to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 15, 2007. Our  new fiscal year will commence April 1, 2008 and end on March 31, 2009.

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

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated financial statements.

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

Subsequent Events

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

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Transition Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

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

PART II.        OTHER INFORMATION

Item 1A.         Risk Factors

Our business is subject to substantial risks, including the risks described below.  The risk factors described below were accurate at the time that we filed our Form 10-Q Quarterly Report for the quarter ended March 31, 2007.  We have not undertaken to revise these risk factors for the purpose of this Transition Report.  You should refer to the risk factors in our Form 10-Q Quarterly Report for the quarter ended September 30, 2007, which contains the risk factors as updated through our last calendar quarter.

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

It may be difficult to enforce a judgment in the United States against us, our nonresident Chief Financial Officer and certain directors.

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

Date: December 19, 2007

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