Form 10-Q
period 2007-12-31
VYYO INC
filed 2008-02-14
CIK 1104730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 11, 2008, there were 18,693,512 shares of Common Stock outstanding.

INDEX

VYYO INC.

i

PART I. FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

Vyyo Inc.

Consolidated Balance Sheets

(In thousands of U.S. $, except share data)

(Unaudited)

	December 31, 2007	March 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$10,185	$24,134
Short-term investments (December 31, 2007 includes $5,000 of restricted cash)	7,548	7,020
Accounts receivable trade, net:
Related party	1,118	—
Other	396	468
	1,514	468
Inventory, net	3,094	2,320
Other	1,141	923
Total Current Assets	23,482	34,865
Long-Term Assets:
Restricted cash	—	5,000
Property and equipment, net	1,392	1,662
Employee rights upon retirement funded	1,283	1,221
Debt issuance costs, net	127	150
TOTAL ASSETS	$26,284	$42,898

LIABILITIES AND CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable	$1,975	$1,349
Accrued liabilities	5,480	8,140
Deferred revenues, related party	3,508	3,679
Promissory note	6,500	—
Total Current Liabilities	17,463	13,168

Long-Term Liabilities:
Promissory note	—	5,401
Convertible note	35,000	35,000
Liability for employee rights upon retirement	3,039	2,345
Total Liabilities	55,502	55,914
Capital Deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,659,720 and 18,316,231 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	268,234	262,600
Accumulated other comprehensive gain (loss)	42	(1)
Accumulated deficit	(297,494)	(275,615)
Total Capital Deficiency	(29,218)	(13,016)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$26,284	$42,898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Operations

(In thousands of U.S. $, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
REVENUES
Revenues	$799	$413	$2,179	$710
Revenues, related party	1,526	1,343	4,399	4,921
Total Revenues	2,325	1,756	6,578	5,631
COST OF REVENUES
Cost of products sold	670	354	2,129	539
Cost of products sold, related party	1,321	1,085	3,853	3,761
Write down of inventory	—	255	183	424
Insurance reimbursement for damaged inventory	—	(710)	(101)	(710)
Total Cost of Revenues	1,991	984	6,064	4,014
GROSS PROFIT	334	772	514	1,617
OPERATING EXPENSES
Research and development	3,068	2,872	9,091	8,755
Sales and marketing	2,191	1,967	7,266	6,618
General and administrative, net	2,856	1,790	7,505	5, 701
Total Operating Expenses	8,115	6,629	23,862	21,074
OPERATING LOSS	(7,781)	(5,857)	(23,348)	(19,457)
FINANCIAL INCOME	260	322	869	1,059
FINANCIAL EXPENSES	(889)	(910)	(2,502)	(2,481)
LOSS BEFORE INCOME TAXES	(8,410)	(6,445)	(24,981)	(20,879)
INCOME TAXES	(69)	(88)	3,102	(645)
LOSS FROM CONTINUING OPERATIONS	(8,479)	(6,533)	(21,879)	(21,524)
DISCONTINUED OPERATIONS	—	—	—	78
LOSS FOR THE PERIOD	$(8,479)	$(6,533)	$(21,879)	$(21,446)
LOSS PER SHARE
Basic and diluted:
Continuing operations	(0.46)	(0.36)	(1.18)	(1.20)
	(0.46)	(0.36)	(1.18)	(1.20)
WEIGHTED AVERAGE NUMBER OF SHARES

Basic and diluted	18,554	18,032	18,484	17,862

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vyyo Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. $)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(21,879)	$(21,446)
Adjustments to reconcile loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation and amortization	621	621
Accretion and amortization of financing instruments, net	1,122	1,105
Write down of inventories	183	514
Stock-based compensation, net	4,018	3,421
Capital gain on sales of property and equipment	(6)	(29)
Decrease (increase) in assets and liabilities:
Accounts receivable, related party	(1,118)	(991)
Accounts receivable, other	72	510
Other current assets	(218)	(32)
Inventory	(957)	(1,372)
Accounts payable	626	110
Accrued liabilities	(2,444)	866
Deferred revenues, related party	(171)	3,738
Liability for employee rights upon retirement	694	350
Net cash used in operating activities	(19,457)	(12,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(421)	(348)
Purchase of short-term investments	(21,269)	(28,048)
Proceeds from sales and maturities of short-term investments	25,784	20,437
Proceeds from sale of property and equipment	10	29
Contributions to severance pay funds	(62)	(172)
Net cash provided by (used in) investing activities	4,042	(8,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,616	1,561
Proceeds from issuance of common stock, Senior Secured Note, 2006 Convertible Note and warrants, net of issuance costs	—	(417)
Proceeds from issuance of 2007 Convertible Note, net of issuance costs	(150)	—
Net cash provided by financing activities	1,466	1,144
Decrease in cash and cash equivalents	(13,949)	(19,593)
Cash and cash equivalents at beginning of period	24,134	27,009
Cash and cash equivalents at end of period	$10,185	$7,416

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$12	$5
Cash paid for interest	$1,036	$1,037

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

Liquidity, Capital Resources and Going Concern Considerations

The consolidated financial statements of Vyyo Inc. and its wholly-owned subsidiaries (collectively, the “Company”) are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations since its incorporation. For the nine months ended December 31, 2007, the Company incurred a net loss of $21,879,000 and had an accumulated deficit of $297,494,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital during the next three months. The Company is pursuing raising additional capital to fund its operations although there is no assurance that such capital will be available to the Company. The Company also is seeking to expand its revenue base by adding new customers and to further reduce expenses, including the restructuring plan discussed below in “—Costs Associated with Exit or Disposal Activities.” Failure to secure additional capital in the very short term or to expand its revenue base in the longer term will result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Costs Associated with Exit or Disposal Activities

On January 30, 2008, the Company’s board of directors approved, and on February 4, 2008, the Company announced, its intent to simplify the Company’s structure by streamlining its corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable industry.  As a result, the Company began implementing a restructuring plan and expects to record a restructuring charge in the fourth fiscal quarter ended March 31, 2008 in the range of $5,000,000 to $7,000,000.  This charge will be utilized to cover severance payments and other employee-related costs associated with the involuntary termination of approximately 100 employees of approximately $3,000,000 to $4,000,000, the write-off of inventory of approximately $1,000,000 to $1,500,000 and the vacating of certain operating building leases in Israel and related ancillary costs of approximately $1,000,000 to $1,500,000. A significant portion of these costs were related to the Company’s continuing strategy to focus on its Cable Solutions segment, to consolidate facilities in the United States and to significantly downsize its Wireless Solutions segment to support current customers only.  The Cable Solutions segment and the Wireless Solutions segment are described below.

The workforce reduction and reduction of outsourced services and contractors impact all functions within the Company, both in Israel and the United States, and include management and non-management positions.  The Company expects that all functions currently performed in Israel will be moved to the United States by the quarter ended June 30, 2008, and the Company is currently exploring its options to mitigate its affected real estate lease obligations in its facilities in

Israel. The Company also expects to record other costs related to the consolidation of the Company’s operations at its Georgia facility, but at this time is unable to estimate the costs expected to be incurred and whether these costs will be material.

The Company expects to complete the restructuring plan in the quarter ended June 30, 2008 and to reduce annual operating expenses by approximately $20,000,000, after payment of the severance costs described above.  These actions are consistent with the Company’s previous disclosures concerning operating cost reductions and exit from the wireless business. Management continues to evaluate additional opportunities to reduce operating costs.

On July 23, 2007, the Company implemented a cost reduction program that reduced its workforce by approximately 16% (when compared to the workforce levels as of June 30, 2007). The Company recorded approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction did not require the termination of any contractual obligations or require the Company to incur other material associated costs.

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

Investments in Marketable Securities

The Company’s investments in debt securities have been designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in the Balance Sheets as “Accumulated other comprehensive gain (loss),” a component of “Capital Deficiency,” until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of “Financial Income” or “Financial Expenses,” as applicable. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term in the Balance Sheets under “Short-term investments,” even though the stated maturity date may be one year or more from the current balance sheet date. Interest, amortization of premiums, accretion of discounts and dividends on securities classified as available-for-sale are also included in the Statements of Operations as part of “Financial Income” or “Financial Expenses,” as applicable.

The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized no other-than-temporary impairment in its available-for-sale securities nor realized losses for either the three or nine months ended December 31, 2007. The Company recognized no other-than-temporary impairment in its available-for-sale securities while recognizing realized losses of $11,000 for each of the three and nine months ended December 31, 2006.

Cash Equivalents

Cash equivalents are short-term, highly-liquid investments and deposits that have original maturities of three months or less at the time of investment and that are readily convertible to cash. As of December 31, 2007, short-term investments included $5,000,000 of restricted cash as security for a letter of credit.

Inventory

Inventory is stated at the lower of cost or market, where cost includes material and labor. The Company regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of future product demand and production requirements. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of the inventory and reported operating results. If actual market conditions are different than the Company’s assumptions, additional provisions may be required. The Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. If the Company later determines that the inventory is overvalued, the Company would be required to recognize such costs in its cost of sales at the time of such determination. If the Company later determines that the inventory is undervalued, the Company may have overstated its cost of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and nine months ended December 31, 2007, the Company recorded an inventory valuation write-down of approximately $0 and $183,000, respectively. During the three and nine months ended December 31, 2006, the Company recorded an inventory valuation write-down of approximately $345,000 and $514,000, respectively.

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

Fair Value of Financial Instruments

The fair value of financial instruments included in the Company’s working capital approximates carrying value. The Syntek Promissory Note (described in note 4) and the 2007 Convertible Note delivered in the 2007 Financing are presented in the Balance Sheets as “Long-Term Liabilities,” at approximately their estimated fair value.

Debt Issuance Costs

Costs incurred in the issuance of the 2007 Convertible Note in the 2007 Financing consisted of payments to legal advisors in the year ended December 31, 2007. Costs incurred in the issuance of the 2006 Convertible Note and Senior Secured Note included warrants to purchase shares of the Company’s common stock issued to the Company’s financial advisor and cash payments made to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

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

Revenue Recognition

The Company generates revenues from sales of its products. As of December 31, 2007, the Company’s revenues from services were not significant. The Company’s products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, the Company also may sell these products together as a package, in which case the Company typically ships products at the same time to the customer.

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

Loss Per Share of Common Stock

Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. All outstanding stock options and shares of restricted stock have been excluded from the calculation of the diluted loss per share because these securities are not dilutive for the presented periods. For the nine months ended December 31, 2007, the total number of shares of common stock related to outstanding options, the 2007 Convertible Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share was 10,661,084. For the nine months ended December 31, 2006, the total number of shares of common stock related to outstanding options, the 2006 Convertible Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share was 7,065,013.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of the Company’s common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company uses the Monte Carlo valuation model only for stock options granted to executives in 2005 and 2006 where vesting is subject to specific stock price performance.

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

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company adopted the alternative transition method provided therein for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R). As of January 1, 2006, the cumulative effect of the Company’s adoption of SFAS 123(R) was not material.

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

The fair value of each stock option granted during the three and nine months ended December 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes and the binomial valuation models, using the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Black-Scholes model assumptions:
Risk-free interest rates ranges	3.41%-4.48%	4.98%-5.02%	3.41%-5.03%	4.90%-5.25%
Weighted-average expected life range	4.36-9.39	0.25-0.42	4.36-9.99	0.25-0.92
Volatility ranges	0.68-0.86	0.56-0.59	0.63-0.86	0.56-0.64
Dividend yields	—	—	—	—

Binomial valuation model assumptions:
Risk-free interest rates ranges	3.30%-4.70%	4.60%-5.16%	3.30%-5.10%	4.60%-5.33%
Weighted-average expected life range	3.08-6.42	3.60-6.48	0.56-7.52	1.88-6.48
Volatility ranges	0.32-0.86	0.51-0.61	0.26-0.99	0.41-0.63
Dividend yields	—	—	—	—

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which changes the accounting for business combinations. Under SFAS 141(R), an acquirer will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact that adoption of SFAS 159 will have on its consolidated financial statements.

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.                                      Inventory, net

Inventory is comprised of the following:

	December 31, 2007	March 31, 2007
	(In thousands of U.S. $)
Raw materials	$112	$421
Work in process	304	455
Finished goods	2,678	1,444
	$3,094	$2,320

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

The ANI Agreement provided that the Company would distribute its products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico to identified markets if: (a) ANI made two non-refundable payments of $4,000,000 during each of the first two years of the ANI Agreement; (b) ANI met specified annual minimum product purchase amounts; and (c) ANI’s outstanding balances were below specified amounts.

The Company received an initial purchase order for $10,000,000 on March 31, 2006 (related to products to be purchased in the first year of the ANI Agreement) and the first exclusivity payment of $4,000,000 on April 3, 2006, which satisfied ANI’s requirements for exclusivity in the first year of the ANI Agreement. As of December 31, 2007, the Company had not received the second $4,000,000 exclusivity payment, and thus the exclusivity provisions of the ANI Agreement are of no further effect and the Company may sell all of its products and services in all markets in all territories.

For the three and nine months ended December 31, 2007, the Company recognized revenue of $1,526,000 and $4,399,000, respectively, under the ANI Agreement, which included income related to the exclusivity payment of $100,000 and $300,000, respectively, and product maintenance of $100,000 and $244,000, respectively. For the three and nine months ended December 31, 2006, the Company recognized revenue of $1,343,000 and $4,921,000, respectively, which included income related to the exclusivity payment of $100,000 and $300,000, respectively, and product maintenance of $49,000 and $103,000, respectively. The Company will recognize the exclusivity payments from ANI over the 10-year term of the Purchase Agreement.

As of December 31, 2007, ANI’s outstanding accounts receivable balance was $1,118,000, all of which was paid as of February 14, 2008. The Company had deferred revenues from sales to ANI of $3,508,000.

4.                                      Syntek Promissory Note

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

The Company recorded $2,533,000, the difference between the value of the amended Syntek Promissory Note and the original Syntek Promissory Note, as “Gain Resulting from Amendment to Promissory Note” in the Consolidated Statements of Operations for the year ended December 31, 2005. In addition, the Company concluded that the contingent non-payment/cancellation feature that exists in the amended Syntek Promissory Note met the criteria in paragraph 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and is considered an embedded derivative instrument.  Accordingly, the contingent non-payment feature is subject to the accounting requirements of SFAS 133 whereby the contingent non-payment feature will be recorded at fair value at each reporting period with the adjustment to its fair value recorded in the Statements of Operations as “Financial Expenses.” The Company has elected to present the embedded derivative on a combined basis with the amended Syntek Promissory Note due to the legal right of offset between the two features of the note. The Company recorded expenses of approximately $389,000 and $1,099,000 for the three and nine months ended December 31, 2007, respectively, and $304,000 and $858,000 for the three and nine months ended December 31, 2006, respectively, resulting from the adjustment of the embedded derivative to its fair value.

As of December 31, 2007, the Company did not satisfy any cancellation feature described and the amended Syntek Promissory Note of $6,500,000 was recorded in the Balance Sheets as “Current Liabilities” and is due on March 31, 2008. The embedded derivative as of December 31, 2007 is valued at $0.

5.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2007	March 31, 2007
	(In thousands of U.S. $)
Withholding tax*	$523	$3,577
Compensation and benefits	2,244	2,185
Royalties	985	950
Professional fees	401	322
Deferred rent	327	361
Interest payable to Goldman, Sachs & Co.	292	14
Warranty**	159	57
Deferred revenues	50	70
Other	499	604
	$5,480	$8,140

* In June 2007, the Company signed an agreement with its Israeli wholly-owned subsidiary to restructure its intercompany debt, whereby $77,139,000 previously classified as an intercompany loan was replaced and converted into a convertible capital note. The convertible capital note is convertible into ordinary shares of the wholly-owned subsidiary. Additionally, $17,062,000 of accrued interest on the loan was forgiven. Following the restructuring of debt and after consultation with the Company’s tax advisors and based on a ruling received from the Israeli tax authorities, management concluded that the likelihood of an exposure to withholding tax on the interest forgiven is now remote. As a result, the Company reversed its provision for withholding tax on the debt interest of $3,226,000 (at March 31, 2007), which had been provided for as a liability in the Company’s financial statements. The reversal of the provision was recorded as income under “Income Taxes” in the Statements of Operations for the nine months ended December 31, 2007.

** The changes in the warranty balances consist of the following:

	Nine Months	Three Months
	Ended	Ended
	December 31, 2007	March 31, 2007
	(In thousands of U.S. $)
Balance at beginning of period	$57	$66
Usage of warranty	(19)	—
Product warranty issued for new sales	182	23
Changes in accrual of warranty periods ending	(61)	(32)
Balance at end of period	$159	$57

6.                                      Severance Liabilities

The amounts paid related to severance and severance expenses were

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Amounts paid related to severance	$240	$170	$857	$844
Severance expenses	$428	$265	$1,392	$1,053

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

The Company accounted for the issuance of the 2007 Convertible Note (and the resulting repayment of the 2006 Convertible Note and Senior Secured Note) as extinguishment of debt under EITF 96-19. As a result of the extinguishment of the 2006 Convertible Note and Senior Secured Note, the Company recorded $3,263,000 in the Statements of Operations as “Financial Expenses” consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses.

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

8.                                      Stock-Based Compensation

Common Stock Reserved for Issuance

As of December 31, 2007, the Company reserved approximately 915,115 shares of common stock for issuance upon exercise of stock options and issuance of shares of restricted stock reserved under its stock-based compensation plans. These shares are available for issuance under the plans described below.

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

In March 2005, the Company granted certain executives 630,000 options to purchase shares of common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company’s common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. As of December 31, 2007, 135,000 of these stock options were forfeited. For the three and nine months ended December 31, 2007 and 2006, the Company recorded expenses of $120,000 and $358,000, respectively, related to these stock options.

In August 2005, the Company granted certain employees options to purchase 145,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market price on the date of grant was $6.75, which resulted in deferred stock compensation of $964,000, of which $222,000 was amortized during the year ended December 31, 2005 under APB No. 25.

In March 2007, the Company granted its Vice Chairman of the board of directors 250,000 options to purchase shares of common stock for $6.31 per share. This grant was made to the Vice Chairman in his individual capacity as a consultant to the Company. The options vest and become exercisable in equal monthly installments over 48 months. These stock options may be accelerated upon the occurrence of specified events, including certain financing events, approval of the Company’s products in identified cable companies or upon a “Change of Control” (as defined in the related consulting agreement). For the three and nine months ended December 31, 2007, the Company recorded expenses of $88,000 and $454,000, respectively, related to these stock options.

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

(c)                 300,000 shares vest at such time as the per share price of the Company’s common stock closes at or above$15.66 for a period of any 22 (consecutive or non-consecutive) trading days, so long as Mr. Gilo remains an employee of or consultant to the Company on the 22nd day of such period.

The Company recorded stock-based compensation expenses of $0 and $0 for the three and nine months ended December 31, 2006, respectively, related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the 2006 Financing. In connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company’s common stock, the Company recorded stock-based compensation expenses of $58,000 and $173,000 in the three and nine months ended December 31, 2007, respectively, and $58,000 and $173,000 in the three and nine months ended December 31, 2006, respectively. The Company determined these stock-based compensation expenses using the Monte Carlo valuation method.

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

A summary of stock option plans, shares of restricted stock and related information, under all of the Company’s equity incentive plans as of December 31, 2007 is as follows (in thousands of U.S. $, except per share data):

	Options/Shares available for grants	Number outstanding	Weighted average exercise price	Weighted average fair value
Balance at April 1, 2007	728	6,616	$5.46	—
Authorized	1,000	—	—	—
Granted*	(1,399)	1,399	$6.64	$2.65
Exercised	—	(270)	$3.92	—
Cancelled	586	(586)	$5.90	—
Balance at December 31, 2007	915	7,159	$5.71

* Includes 198,125 options granted to non-employee directors for the nine months ended December 31, 2007.

The following table summarizes information concerning outstanding and exercisable options under stock option plans as of December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
	(In thousands)	(In years)	(In U.S. $)	(In thousands)	(In U.S. $)
Plans:
0.10	93	2.95	$0.10	77	$0.1
0.99	1	0.95	0.99	1	0.99
2.27-3.40	509	3.24	3.25	418	3.23
3. 92-5.86	2,853	4.11	4.77	1,774	4.62
5. 99-8.43	3,607	4.33	6.84	988	7.08
9.00-10.50	96	0.16	9.73	16	9.60
	7,159	4.09	$5.71	3,274	$5.10

9.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Loss	$(8,479)	$(6,533)	$(21,879)	$(21,446)
Unrealized gain (loss) on available-for-sale securities	27	(1)	43	(3)
Comprehensive loss	$(8,452)	$(6,534)	$(21,836)	$(21,449)

10.                               Segment Reporting

The Company’s business is divided into two segments: “Cable Solutions” and “Wireless Solutions.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Consolidated revenues from:
Cable Solutions	$769	$349	$2,120	$621
Wireless Solutions:
Related party	1,526	1,343	4,399	4,921
Other	30	64	59	89
	1,556	1,407	4,458	5,010
Consolidated revenues	$2,325	$1,756	$6,578	$5,631

Operating loss:
Cable Solutions	(6,067)	(5,476)	(18,322)	(12,696)
Wireless Solutions	(1,714)	(381)	(5,026)	(6,761)
Total consolidated operating loss	(7,781)	(5,857)	(23,348)	(19,457)

Financial income	260	322	869	1,059
Financial expenses	(889)	(910)	(2,502)	(2,481)
Income tax	(69)	(88)	3,102	(645)
Loss from continuing operations	$(8,479)	$(6,533)	$(21,879)	$(21,524)

The following provides information on the Company’s assets:

	December 31, 2007	March 31, 2007
	(In thousands of U.S. $)
Cash, cash equivalents and short-term investments	$17,733	$31,154
Restricted cash	—	5,000
Debt issuance costs, net	127	150
Cable Solutions	4,527	3,370
Wireless Solutions	3,897	3,224
	$26,284	$42,898

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Cable Solutions	$160	$776	$307	$828
Wireless Solutions	—	10	51	79
	$160	$786	$358	$907
Depreciation expenses:
Cable Solutions	$181	$205	$472	$431
Wireless Solutions	24	—	149	190
	$205	$205	$621	$621

The following is a summary of operations within geographic areas based on the location of the customers:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Revenues from sales to customers:
Cable Solutions segment:
North America	$753	$384	$2,070	$656
Rest of the world	16	—	50	—
	$769	$384	$2,120	$656
Wireless Solutions segment:
North America, related party	$1,526	$1,343	$4,399	$4,921
North America	—	—	—	18
Rest of the world	30	29	59	36
	$1,556	$1,372	$4,458	$4,975

	$2,325	$1,756	$6,578	$5,631

	December 31, 2007	March 31, 2007
	(In thousands of U.S. $)
Property and equipment, net:
Israel	$854	$1,020
United States	538	642
	$1,392	$1,662

Sales to major customers out of total revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Customer A, related party	66%	77%	67%	87%
Customer B	32%	19%	31%	11%

11.                               Subsequent Events

Costs Associated with Exit or Disposal Activities

See note 1.

Notice of Delisting or Failure to satisfy a continued Listing Rule or Standard; Transfer of Listing.

On January 29, 2008, the Company received notice from The Nasdaq Stock Market (“NASDAQ”) that for the last 10 consecutive trading days the market value of the Company’s listed securities had been below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A).  NASDAQ also informed the Company that it does not comply with Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.  Under The Nasdaq Global Market Continued Listing Requirements, the Company may maintain its listing qualifications without complying with the total assets and total revenue requirement if it is in compliance with the requirements of Nasdaq Marketplace Rule 4450(b)(1)(A) with respect to the market value of its listed securities being at least $50,000,000.  The notice has no immediate effect on the listing of the Company’s securities, and its common stock will continue to trade on The Nasdaq Global Market.

Pursuant to Marketplace Rule 4450(e)(4), the Company was provided 30 calendar days, or until February 28, 2008, to regain compliance. If, at any time before February 28, 2008, the market value of Company’s listed securities is $50,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will determine if the Company complies with Marketplace Rule 4450(b)(1)(A). If compliance with the rule cannot be demonstrated by February 28, 2008, the Company will have the right to appeal a staff determination to delist the Company’s securities and the Company’s securities will remain listed until completion of the appeal process.  In addition, if the Company satisfies the continued listing requirements for The Nasdaq Capital Market, the Company has the ability to apply to transfer its securities from The Nasdaq Global Market to The Nasdaq Capital Market.  If the Company submits a transfer application by February 28, 2008, the initiation of the delisting proceedings will be stayed pending NASDAQ’s review of the application.

The Company is presently considering a number of alternatives to regain compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) to remain listed on The Nasdaq Global Market.  If the Company does not resolve the listing deficiency, the Company may apply to transfer the listing of the Company’s common stock to The Nasdaq Capital Market.

Departure of Principal Officers

Avner Kol.  On January 30, 2008, Avner Kol’s employment with the Company was terminated. Mr. Kol previously served as the Company’s Chief Operating Officer.  The Company will enter into a separation agreement with Mr. Kol regarding the terms of his separation.

David Gilo.  Effective as of February 1, 2008, Mr. Gilo agreed to reduce his annual salary from $200,000 to $12,000 in exchange for providing services to the Company for 20 hours per week. The Company will enter into a revised employment agreement with Mr. Gilo reflecting this change.

Consulting Agreement with James A. Chiddix

Effective as of February 1, 2008, the Company amended its Consulting Agreement with James A. Chiddix, the Company’s Vice Chairman of the board of directors.  Under the amended agreement, Mr. Chiddix’s consulting fee will be reduced from $15,000 to $7,500 per month in exchange for providing certain services to the Company for an average 40 hours per month.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q of Vyyo Inc. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part II, Item 1A below and elsewhere in this report.

Overview

Vyyo Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) provide cable and wireless broadband access solutions through two business segments: our “Cable Solutions” segment and our “Wireless Solutions” segment. Our primary focus is on our Cable Solutions segment, and significantly all of our internal resources are focused on enhancing our visibility in and penetration of the cable market. The addition of James A. Chiddix as the Vice Chairman of our board of directors, Wayne H. Davis as our Chief Executive Officer, David Feldman as our Chief Technology Officer and Robert K. Mills as our Chief Financial Officer, all with substantial cable industry experience, validates our efforts and increases our visibility within the cable industry.

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

We have experienced significant losses and negative cash flows from operations since our incorporation. For the nine months ended December 31, 2007, we incurred a net loss of $21,879,000 and had an accumulated deficit of $297,494,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next three months. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. We also are seeking to expand our revenue base by adding new customers and to further reduce expenses, including the restructuring plan discussed below. Failure to secure additional capital in the very short term or to expand our revenue base in the longer term will result in depleting our available funds and not being able to pay our obligations when they become due. See “Liquidity, Capital Resources and Going Concern Considerations.”

On January 30, 2008, our board of directors approved, and on February 4, 2008, we announced, our intent to simplify our structure by streamlining our corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable industry.  As a result, we began implementing a restructuring plan and expect to record a restructuring charge in the fourth fiscal quarter ended March 31, 2008 in the range of $5,000,000 to $7,000,000.  This charge will be utilized to cover severance payments and other employee-related costs associated with the involuntary termination of approximately 100 employees of approximately $3,000,000 to $4,000,000, the write-off of inventory of approximately $1,000,000 to $1,500,000 and the vacating of certain operating building leases in Israel and related ancillary costs of approximately $1,000,000 to $1,500,000. A significant portion of these costs were related to our continuing strategy to focus on our Cable Solutions segment, to consolidate facilities in the United States and to significantly downsize our Wireless Solutions segment to support current customers only.

The workforce reduction and reduction of outsourced services and contractors impact all company functions, both in Israel and the United States, and include management and non-management positions.  We expect that all functions currently performed in Israel will be moved to the United States by the quarter ended June 30, 2008, and we are currently exploring our options to mitigate our affected real estate lease obligations. We also expect to record other costs related to the consolidation of our operations at our Georgia facility, but at this time we are unable to estimate the costs expected to be incurred and whether these costs will be material.

We expect to complete the restructuring plan in the quarter ended June 30, 2008 and to reduce annual operating expenses by approximately $20,000,000, after payment of the severance costs described above.  These actions are consistent with our previous disclosures concerning operating cost reductions and exit from the wireless business. We continue to evaluate additional opportunities to reduce operating costs.

On July 23, 2007, we implemented a cost reduction program that reduced our workforce by approximately 16% (when compared to the workforce levels as of June, 2007). We recorded approximately $400,000 in a one-time cash severance payment and related expenses. This cost reduction did not require the termination of any contractual obligations or require us to incur other material associated costs.

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

Subsequent Events

Costs Associated with Exit or Disposal Activities

See Overview above.

Notice of Delisting or Failure to satisfy a continued Listing Rule or Standard

On January 29, 2008, we received notice from The Nasdaq Stock Market (“NASDAQ”) that for the last 10 consecutive trading days, the market value of the our listed securities has been below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A).  NASDAQ also informed us  that we do not comply with Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.  Under The Nasdaq Global Market Continued Listing Requirements, we may maintain our listing qualifications without complying with the total assets and total revenue requirement if we are in compliance with the requirements of Nasdaq Marketplace Rule 4450(b)(1)(A) with respect to the market value of its listed securities being at least $50,000,000.  The notice has no immediate effect on the listing of our securities, and our common stock will continue to trade on The Nasdaq Global Market.

Pursuant to Marketplace Rule 4450(e)(4), we were provided 30 calendar days, or until February 28, 2008, to regain compliance. If, at any time before February 28, 2008, the market value of listed securities of our common stock is

$50,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will determine if we comply with Marketplace Rule 4450(b)(1)(A). If compliance with the rule cannot be demonstrated by February 28, 2008, we will have the right to appeal a staff determination to delist our securities and our securities will remain listed until completion of the appeal process.  In addition, if we satisfy the continued listing requirements for The Nasdaq Capital Market, we have the ability to apply to transfer our securities from The Nasdaq Global Market to The Nasdaq Capital Market.  If we submit a transfer application by February 28, 2008, the initiation of the delisting proceedings will be stayed pending NASDAQ’s review of the application.

We are presently considering a number of alternatives to regain compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) to remain listed on The Nasdaq Global Market.  If we do not resolve the listing deficiency, we may apply to transfer the listing of our common stock to The Nasdaq Capital Market.

Departure of  Principal Officers

Avner Kol.  On January 30, 2008, Avner Kol’s employment with us was terminated. Mr. Kol previously served as our Chief Operating Officer.  We will enter into a separation agreement with Mr. Kol regarding the terms of his separation.

David Gilo.  Effective as of February 1, 2008, Mr. Gilo agreed to reduce his annual salary from $200,000 to $12,000 in exchange for providing services to us for 20 hours per week.  The Company will enter into a revised employment agreement with Mr. Gilo reflecting this change.

Consulting Agreement with James A. Chiddix

Effective as of February 1, 2008, we amended our Consulting Agreement with James A. Chiddix, our Vice Chairman of the board of directors.  Under the amended agreement, Mr. Chiddix’s consulting fee will be reduced from $15,000 to $7,500 per month in exchange for providing certain services to the Company for an average 40 hours per month.

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

Revenue Recognition

We generate revenues from sales of our products. As of December 31, 2007, our revenues from services were not significant. Our products are off-the-shelf products, sold “as is,” without further adjustment or installation. When establishing a relationship with a new customer, we also may sell these products together as a package, in which case we typically ship products at the same time to the customer.

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

Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which we sell our products together as a package. Because we deliver these off-the-shelf products at the same time and the four revenue recognition criteria discussed above are met at that time, the adoption of EITF No. 00-21 had no impact on our financial position or results of operations.

We recognize revenues related to the exclusivity provisions contained in the equipment purchase agreement with Arcadian Networks, Inc. (“ANI”) described in note 4 of our 2006 annual Consolidated Financial Statements on a straight line basis, over the 10-year term of that agreement.

Inventory

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions are different than our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the three and nine months ended December 31, 2007, we recorded an inventory valuation write-down of approximately $0 and $183,000, respectively. During the three and nine months ended December 31, 2006, we recorded an inventory valuation write-down of approximately $345,000 and $514,000, respectively.

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

Extinguishment of Debt

In the 2007 Financing we repaid the 2006 Convertible Note and Senior Secured Note. We accounted for this repayment as “extinguishment of debt” under Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). We initially recorded the 2007 Convertible Note at its estimated fair value, and we used that amount to determine the debt extinguishment loss of $3,263,000 resulting from recognition of $2,231,000 in unamortized accretion and $1,032,000 in unamortized issuance expenses related to the 2006 Convertible Note and Senior Secured Note.

Fair Value of Financial Instruments

The fair value of the financial instruments included in our working capital approximates carrying value. The Syntek Promissory Note and the 2007 Convertible Note delivered in the 2007 Financing are presented in the Balance Sheets as “Long-Term Liabilities,” at approximately their estimated fair value.

Debt Issuance Costs

Costs incurred in the issuance of the 2007 Convertible Note consisted of cash payments to legal advisors in the year ended December 31, 2007. Costs incurred in the issuance of the 2006 Convertible Note and the Senior Secured Note included warrants to purchase shares of our common stock issued to our financial advisor and cash payments made to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, we determined the fair value of the warrants based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employees’ stock-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. We estimate forfeitures based on historical experience and anticipated future conditions. We use the Monte Carlo valuation model only for stock options granted to executives in 2005 and 2006 where vesting is subject to specific stock price performance.

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

In November 2005, FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). We adopted the alternative transition method provided therein for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized after adoption of SFAS 123(R).  As of January 1, 2006, the cumulative effect of our adoption of SFAS 123(R) was not material.

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

Expense related to stock-based compensation is included in the following line items in the Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands of U.S. $)
Cost of revenues	$17	$23	$49	$69
Research and development	$142	$153	$461	$603
Sales and marketing	$450	$343	$1,596	$1,074
General and administrative	$532	$635	$1,913	$1,675

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which changes the accounting for business combinations. Under SFAS 141(R), an acquirer will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact us in the event of any future acquisition.

 In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that SFAS 160 will have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became effective for us beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

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

Results of Operations

Revenues

Revenues increased to $2,325,000 in the three months ended December 31, 2007 from $1,756,000 in the three months ended December 31, 2006 and increased to $6,578,000 in the nine months ended December 31, 2007 from $5,631,000 in the nine months ended December 31, 2006. This increase in revenues for the three and nine months ended December 31, 2007 compared to the same period in the prior year was primarily due to an increase in sales of our Cable Solutions products of $385,000 and $1,464,000, respectively. Revenues from our Wireless Solutions products increased by $184,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 and decreased by $517,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

Revenue for the three and nine months ended December 31, 2007 and 2006 did not include inventory previously written down to $0.

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

Cost of revenues increased to $1,991,000 during the three months ended December 31, 2007 from $984,000 during the three months ended December 31, 2006, and was $6,064,000 and $4,014,000 during the nine months ended December 31, 2007 and 2006, respectively. The increase in cost of revenues for the three months ended December 31, 2007 was primarily due to increases in shipments of our products. For the three months and nine months ended December 31, 2007, we recorded a write-down of inventory of $0 and $183,000, respectively, compared to a write-down of inventory of $345,000 and $514,000 for the three and nine months ended December 31, 2006, respectively. Our gross margins during the three and nine months ended December 31, 2007 decreased primarily due to the decrease in shipments of our products together with flat fixed costs. We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

Research and Development

Our research and development expenses were $3,068,000 and $2,872,000 during the three months ended December 31, 2007 and 2006, respectively, and $9,091,000 and $8,755,000 during the nine months ended December 31, 2007 and 2006, respectively. Of these expenses, the Cable Solutions segment accounted for approximately $2,373,000 and $2,261,000 during the three months ended December 31, 2007 and 2006, respectively, and $6,753,000 and $5,567,000 during the nine months ended December 31, 2007 and 2006, respectively. The Wireless Solutions segment accounted for the remaining expenses of approximately $695,000 and $611,000 during the three months ended December 31, 2007 and 2006, respectively, and $2,338,000 and $3,188,000 during the nine months ended December 31, 2007 and 2006, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies and were charged to operations as incurred. All of our research and development activities were conducted in our Israeli facility.

The increase in our research and development expenses in our Cable Solutions segment during the three months ended December 31, 2007 compared to the same period in 2006 mainly resulted from increases in subcontractors, materials and other professional fees from $314,000 to $658,000 offset by decreases in salaries, compensation and recruiting fees from $1,312,000 to $1,059,000.

The increase in our research and development expenses in our Cable Solutions segment during the nine months ended December 31, 2007 compared to the same period in 2006 mainly resulted from increases in (a) salaries, compensation and recruiting fees from $2,805,000 to $3,421,000, (b) subcontractors, materials and other professional fees from $1,175,000 to $1,402,000, (c) travel expenses from $89,000 to $139,000 and (d) overhead expenses from $625,000 to $839,000.

The increase in our research and development expenses in our Wireless Solutions segment during the three months ended December 31, 2007 compared to the same period in 2006 resulted from increases in (a) salaries, compensation and recruiting fees from $359,000 to $386,000, (b) subcontractors and materials from $49,000 to $87,000, and (c) non-cash expenses related to stock option grants from $15,000 to $30,000 during the three months ended December 31, 2006 and 2007, respectively.

The decrease in our research and development expenses in our Wireless Solutions segment during the nine months ended December 31, 2007 compared to the same period in 2006 resulted from decreases in (a) salaries, compensation and recruiting fees from $1,702,000 to $1,384,000 due to decreased workforce, (b) subcontractors and materials from $544,000 to $279,000, (c) non-cash expenses related to stock option grants from $206,000 to $83,000 and (d) travel expenses from $93,000 to $33,000.

We anticipate that our research and development costs will decrease in the future due to our restructuring efforts and downsizing of our Wireless Solutions segment.

Sales and Marketing

Sales and marketing expenses increased to $2,191,000 from $1,967,000 and increased to $7,266,000 from $6,618,000 during the three and nine months ended December 31, 2007 and 2006, respectively. Sales and marketing expenses consist of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities.

Sales and marketing expenses for our Cable Solutions segment were approximately $2,012,000 and $6,879,000 during the three and nine months ended December 31, 2007, respectively, compared to $1586,000 and $5,068,000 for the three and nine months ended December 31, 2006, respectively.

The increase during the three months and nine months ended December 31, 2007 compared to the same periods in 2006 resulted mainly from increases in (a) salaries, compensation and recruiting fees of $248,000 and $734,000 due to increased workforce, (b) non-cash expenses related to stock option grants of $123,000 and $506,000, (c) professional fees of $63,000 and $30,000, and (d) marketing and miscellaneous expenses of $0 and $555,000, respectively.

Sales and marketing expenses for our Wireless Solutions segment were approximately $179,000 and $387,000 during the three and the nine months ended December 31, 2007, respectively. For the three and the nine months ended December 31, 2006, the sales and marketing expenses for our Wireless Solutions segment were $381,000 and $1,550,000, respectively. The decrease in the expenses for our Wireless Solutions segment in the three and nine months ended December 31, 2007 compared to the same periods in 2006 resulted from a decrease in the sales and marketing workforce of our Wireless Solutions segment following the equipment agreement signed with ANI and our focus on our Cable Solutions segment. During the three months ended December 31, 2006, we relocated our wireless sales and marketing department from Palo Alto, California to Norcross, Georgia, and decreased our workforce.

Given our reduction in workforce as a result of our restructuring efforts, we anticipate that our sales and marketing expenses will continue to decrease in future periods.

General and Administrative

General and administrative expenses were $2,856,000 and $1,790,000 during the three months ended December 31, 2007 and 2006, respectively. Of these expenses, approximately $1,799,000 and $1,633,000 were from our Cable Solutions segment and approximately $1,057,000 and $157,000 were from our Wireless Solutions segment during the three months ended December 31, 2007 and 2006, respectively.

For the nine months ended December 31, 2007 and 2006, general and administrative expenses were $7,505,000 compared to $5,701,000, respectively. Of these expenses, approximately $4,935,000 and $2,363,000 were from our Cable Solutions segment and approximately $2,570,000 and $3,338,000 were from our Wireless Solutions segment during the nine months ended December 31, 2007 and 2006, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

The increase in general and administrative expenses during the three months ended December 31, 2007 compared to the same period in 2006 was primarily due to increases in (a) non-cash expenses related to stock option grants from $1,675,000 to $1,913,000, (b) salaries, compensation and recruiting fees from $2,068,000 to $2,618,000, and (c) professional fees services from $482,000 to $1,365,000, mostly related to our implementation of internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002.

We anticipate that our general and administrative expenses will decrease in future periods given our reduction in workforce and facilities as a result of our restructuring efforts.

Financial Income and Expense

“Financial Income” and “Financial Expense” includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $629,000 and $1,633,000 for the three and nine months ended December 31, 2007, respectively, compared to $588,000 and $1,422,000 for the three and nine months ended December 31, 2006, respectively. We had increased interest expenses due to our amended Syntek Promissory Note These increases were partially offset by interest income derived mainly from our cash and short-term investment balances.

We will incur increased interest expenses for the remainder of 2007 and beyond due to long-term debt issued in the 2007 Financing in which the 2007 Convertible Note bears an annual interest rate of 5% and the amortization of deferred expenses incurred as part of the 2007 Financing. Interest expenses also will increase given the accretion to the value of the

$6,500,000 amended Syntek Promissory Note. We recorded accretion of $2,533,000 throughout the term of the amended Syntek Promissory Note. We recorded $1,099,000 during the nine months ended  December 31, 2007.

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

Liquidity, Capital Resources and Going Concern Considerations

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses and negative cash flows from operations since incorporation. For the nine months ended December 31, 2007, we incurred a net loss of $21,879,000 and had an accumulated deficit of $297,494,000. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next three months. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. We also are seeking to expand our revenue base by adding new customers. To further reduce expenses, we announced a restructuring on February 4, 2008 designed to reduce our annual operating expenses by $20,000,000 per year.

Failure to secure additional capital in the very short term or to expand our revenue base in the longer term would result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As of December 31, 2007, we had $17,733,000 of cash, cash equivalents and short-term investments.

During the nine months ended December 31, 2007, net cash used in operations was $19,457,000, comprised mainly of our loss of $21,879,000, partially offset by (a) non-cash charges related to depreciation and amortization of $621,000, write-downs of inventory of  $183,000 and stock-based compensation of $4,018,000, (b) financing expenses of $1,122,000 resulting mainly from accretion of the amended Syntek Promissory Note, (c) an increase of liability for employee rights upon retirement of $694,000 and (d) changes in other working capital accounts of $4,210,000.

During the nine months ended December 31, 2006, net cash used in operations was $12,635,000, comprised mainly of our loss of $21,446,000 partially offset by (a) non-cash charges related to depreciation and amortization of $621,000, write-downs of inventory of $514,000 and stock-based compensation of $3,421,000, (b) a $350,000 increase in liability for employee rights upon retirement, (c) $1,105,000 of accretion and amortization of financing instruments, net and (d) changes in other working capital accounts of $2,829,000.

During the nine months ended December 31, 2007, net cash provided by investing activities was $4,042,000 comprised mainly of the sales and maturities of short-term investments, net of $4,515,000 in purchases of short-term investments and $421,000 in purchases of property and equipment. During the nine months ended December 31, 2006, net cash used in investing activities was $8,102,000, comprised mainly of the purchase of $7,611,000 of short-term investments, net of sales and maturities of our short-term investments and purchases of property and equipment were $348,000.

Financing activities in the nine months ended December 31, 2007 and 2006 were approximately $1,466,000 and $1,144,000, respectively, related primarily to proceeds we received upon the exercise of stock options.

We have purchase obligations to our suppliers that support our operations in the normal cause of our business. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2007 and December 31, 2006, we had approximately $2,501,000 and $1,136,000, respectively, of purchase obligations. These obligations are expected to become payable at various times through 2008.

Forward-Looking Statements

You should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in our Quarterly Report on Form 10-Q. The matters addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include:

•                  our belief that our ability to continue as a going concern will depend upon our ability to raise additional capital during the next three months;

•                  our belief that failure to secure additional capital in the very short term or to expand our revenue base in the longer term will result in depleting our available funds and not being able to pay our obligations when they become due;

•                  our expectation regarding the charges and reduction of expenses we expect will result after implementation of our restructuring plan, and the expected completion date of the plan;

•                  our expectation that all functions currently performed in Israel will be moved to the United States by the quarter ended June 30, 2008;

•                  our expectation that we may apply to transfer the listing of our common stock to The Nasdaq Capital Market if we do not regain compliance with Nasdaq Marketplace Rule 4450(b)(1)(A) to remain listed on The Nasdaq Global Market;

•                  our belief that our most critical accounting policies include policies related to revenue recognition, inventory, extinguishment of debt, fair value of financial instruments, debt issuance costs and stock-based compensation;

•                  our belief that SFAS 160 will not have a material impact on our consolidated financial statements;

•                  our anticipation that our revenues will remain concentrated among a few customers for the foreseeable future;

•                  our anticipation that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations;

•                  our anticipation that our research and development costs will decrease in the future due to our restructuring efforts and downsizing of our Wireless Solutions segment;

•                  our anticipation that our sales and marketing expenses will continue to decrease in future periods given our reduction in workforce as a result of our restructuring efforts;

•                  our anticipation that general and administrative expenses will decrease in future periods given our reduction in workforce and facilities as a result of our restructuring efforts;

•                  our expectation that the losses of our Israeli subsidiaries will offset certain future earnings of the subsidiaries, if attained, during the tax-exempt period (provided under Israeli law); and

•                  our belief as to the payment of purchase obligations that are expected to become payable at various times through 2008.

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

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $17,733,000. Substantially all of these amounts consisted of corporate and government fixed income securities and money market funds that invest in corporate and government fixed income securities that are subject to interest rate risk. We place our investments with high credit quality issuers and by policy limit the amount of the credit exposure to any one issuer.

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

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2007, the fair value of our portfolio would decline by an immaterial amount.

The potential change noted above is based on sensitivity analyses performed on our financial position as of December 31, 2007. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

We have insufficient capital to execute our business plan.

We need additional capital to execute our business plan. If we are unsuccessful in securing additional cash in the very short term , either through additional equity and/or debt financings, we will not be able to successfully execute our business plan.  Further, if we do not secure additional capital in the next three months, we may not be able to continue as a going concern.

We have a history of significant losses, expect future losses and may never achieve or sustain profitability.

We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $21,879,000 for the nine months ended December 31, 2007 and as of that date our accumulated deficit was $297,494,000. Our revenues and gross margins may not grow or even continue at their current levels and may decline even further. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Since we have recently reduced our workforce, our research and development efforts will be harmed.

On February 4, 2008 we announced our intent to simplify our structure by streamlining our corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable industry.  A significant portion of these costs were related to our continuing strategy to focus on our Cable Solutions segment, to consolidate our facilities in the United States and to significantly downsize our Wireless Solutions segment to support current customers only.

The workforce reduction of approximately 100 employees impacts all company functions, both in Israel and the United States, and includes management and non-management positions.

These reductions are in addition to a cost reduction program, announced July 23, 2007, that reduced our workforce by approximately 16% (when compared to the workforce levels as of June 30, 2007). The largest effect of this reduction was on our research and development activities. Our ability to further develop and market our products may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

If we fail to achieve significant market penetration and customer acceptance of our cable products, our prospects would be substantially harmed.

The market for broadband products in the cable industry is extremely competitive, subject to drastic technological changes, changes in capital expenditure budgets and highly fragmented. Our products in the Cable Solutions segment are new and relatively unknown; accordingly, we have not generated significant revenue in this segment. We have only relatively recently shipped our first commercial orders for our UltraBand solution to various systems of a top multi-service operator (“MSO”). There can be no assurance that installations of our cable products will be successful. As some of our cable products continue to be in a development stage, we may face challenges such as market resistance to new products, perceptions regarding customer support and quality control.

We will generate significant sales only if we are able to penetrate the market and create market share in this industry. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

Our shares of common stock may be delisted from The Nasdaq Global Market and may not qualify for listing on The Nasdaq Capital Market.

On January 29, 2008, we received notification from the NASDAQ Listings Qualifications Department that we do not comply with the minimum $50,000,000 market value of listed securities required for continued listing on The Nasdaq Global Market set forth in Marketplace Rule 4450(b)(1)(A).  Accordingly, such securities are subject to delisting from The Nasdaq Global Market. As of that date, NASDAQ’s calculation of the market value of our listed securities was $44,920,520 based on 18,639,220 shares outstanding and a closing bid price of $2.41. There is no immediate change in the trading of our common stock on The Nasdaq Global Market.

If we cannot demonstrate compliance by February 28, 2008, then NASDAQ will provide written notification to us that our securities will be delisted, subject to our right to make an appeal to maintain our listing on The Nasdaq Global Market or to apply to list our securities on The Nasdaq Capital Market. During any appeal process, our shares of common stock will continue to trade on The Nasdaq Global Market. We also may apply to transfer our securities to The Nasdaq Capital Market. If we do so before February 28, 2008, the initiation of any delisting proceedings will be stayed pending review of our application.  There can be no assurance that we will be able to successfully appeal any delisting decision or that we will meet the criteria for transfer to The Nasdaq Capital Market.

A delisting would negatively impact the value of our common stock, as our common stock will likely be less liquid and may trade with larger variations between the bid and ask price. We also could lose support from institutional investors, brokerage firms and market makers, if any, that currently buy and sell our stock and may find it difficult to obtain future financing for the continuation of our operations or to use our stock in acquisitions. Further, delisting could result in the loss of confidence by our suppliers, customers and employees.  Any of these results could negatively impact our business.

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

In this regard, our inventory increased substantially in 2005 because sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a write down of inventory and non-cancelable purchase commitments of $424,000 and $2,050,000 for the years ended December 31, 2006 and 2005, respectively. For the three and nine months ended December 31, 2007, we recorded a write down of inventory of $0 and $183,000, respectively.

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

The loss of one or more of our key customers would result in a loss of a significant amount of our revenues and adversely affect our business.

A relatively small number of customers account for a large percentage of our revenues, as set forth in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Customer A, related party	66%	77%	67%	87%
Customer B	32%	19%	31%	11%

We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results.

In this regard, sales to Customer A in the three months ended December 31, 2007 accounted for the vast majority of our sales during that year. This customer was formed in 2006 and has a very limited history of operations, profitable or otherwise. If this customer is not successful in operating its business, or if sales to this customer are lower than our expectations, our wireless business could be harmed. Notwithstanding the foregoing, as sales to Customer A were made by our Wireless Solutions segment, if this customer is not successful, the effect to us will be tempered given the refocus of our internal resources on our Cable Solutions segment. In this regard, we expect that a significant source of our revenues in the coming years will be derived from our Cable Solutions segment rather than our Wireless Solutions segment.

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

Product standardization, as may result from initiatives of MSOs, could adversely affect our prospects.

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

Our reliance on international suppliers exposes us to foreign political and economic risks, which may impair our ability to generate revenues. These risks include:

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

We generally sell our broadband access equipment and systems based on individual purchase orders. Our customers generally are not obligated by agreements to purchase our systems, and the agreements we have entered into do not obligate our customers to purchase a minimum number of systems. Our customers can generally cancel or reschedule orders on short notice and discontinue using our systems at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our systems. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

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

As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (the “PCAOB”). We will be required to make our first annual certification on our internal controls over financial reporting in our annual report for the fiscal year ended March 31, 2008. In preparing for such certification, we are evaluating our internal controls for compliance with applicable SEC and PCAOB requirements, and we may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and may need to hire additional personnel. Although our review is not complete, we are taking steps to improve our internal control structure by dedicating internal resources to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting as of March 31, 2008. Moreover, although we will continue to review and evaluate the effectiveness of our internal controls, we can give no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses or other control deficiencies in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses or other control deficiencies in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

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

As of December 31, 2007, our management collectively owned approximately 29% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of December 31, 2007).

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

Because stock markets are likely to continue to experience extreme price and volume fluctuations, the price of our stock may decline.

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

Two of our directors are not residents of the United States, and a  large portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States based upon the civil or criminal liabilities provisions of the United States federal securities laws against us or any of those persons or to effect service of process upon these persons in the United States.

Item 6.            Exhibits

Exhibit Number	Exhibit Description

3.1	Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Amended and Restated Consulting Agreement of James A. Chiddix, effective as of February 1, 2008.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008

VYYO INC.

By:	/s/ Wayne H. Davis
Wayne H. Davis, Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Robert K. Mills
Robert K. Mills, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

10.1	Amended and Restated Consulting Agreement of James A. Chiddix, effective as of February 1, 2008.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.