Form 10-K
period 2008-03-31
VYYO INC
filed 2008-06-30
CIK 1104730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 25, 2008 (computed by reference to the closing price of the registrant's Common Stock as quoted on the Pink Sheets quotation system on such date): approximately $1,169,119.

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of June 25, 2008, was 18,701,012.

VYYO INC.

2008 FORM 10-K ANNUAL REPORT

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

  •
  our expectation regarding the charges and reduction of expenses we expect will result after implementation of our restructuring plan;

  •
  our belief that our most critical accounting policies include policies related to revenue recognition, impairment of long-lived assets and intangible assets, stock-based compensation; inventory, short-term investments, fair value of financial instruments, debt issuance costs and extinguishment of debt;

  •
  our expectation regarding the amount of debt extinguishment loss we will record related to repayment of the 2007 Goldman Note and the 2005 Syntek Note;

  •
  our belief that adoption of SFAS 110 and SFAS 160 will not have a material impact on our consolidated financial statements;

  •
  our anticipation that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations;

  •
  our anticipation that our research and development costs will decrease in the future due to our restructuring efforts;

  •
  our anticipation that our sales and marketing expenses will continue to decrease in future;

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

PART I

Item 1.    Business

Overview

        Vyyo Inc. and its wholly-owned subsidiaries (collectively, "we," "us" or "our") provide extended bandwidth solutions for cable system operators ("MSOs"). Our UltraBand® Spectrum Overlay technology expands MSOs' typical hybrid-fiber coax ("HFC") network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. Our results also includes operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, "Xtend").

        We have experienced significant losses and negative cash flows from operations since our incorporation. For the year ended March 31, 2008, we incurred a net loss of $29,939,000 and had an accumulated deficit of $305,554,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next three months. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. We also are seeking to expand our revenue base by adding new customers and to further reduce expenses, beyond the reductions realized in the restructuring plan discussed below. Failure to secure additional capital in the very short term or to expand our revenue base in the longer term will result in depleting our available funds and not being able to pay our obligations when they become due. See "Liquidity, Capital Resources and Going Concern Considerations."

        Since our acquisition of Xtend in 2004, we had operated in two segments: the cable solutions segment and the wireless solutions segment. Beginning in 2007, we announced that our primary focus and dedication of resources was in our cable solutions segment. In July 2007, we implemented a cost reduction program that reduced our workforce, including workforce in our wireless solutions segment. In the three months ended March 31, 2008, we simplified our structure by further streamlining our corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable market. As part of this restructuring plan, we ceased the marketing and support efforts for, and terminated all employees dedicated to, our wireless solutions segment in March 2008. Accordingly we have no current wireless operations. For a discussion of our 2008 restructure plan, see note 1 of our fiscal 2008 annual Consolidated Financial Statements.

        The reductions of workforce and outsourced services and contractors implemented in 2007 and 2008 impacted all company functions, both in Israel and the United States, and included management and non-management positions. As of June 30, 2008, all functions performed in Israel except research and development have been moved to the United States. These actions are consistent with our previous disclosures concerning operating cost reductions and exit from the wireless business. We continue to evaluate additional opportunities to reduce operating costs.

        On June 13, 2008, we completed a financing which resulted in $4,500,000 of new funding. See Management's Discussion and Analysis of Financing Condition and Results of Operations—Subsequent Events."

        We were incorporated in Delaware in 1996. Effective December 3, 2007, we changed our fiscal year end from December 31 to March 31. Reference to a particular fiscal year means the period beginning April 1 and ending March 31 of the stated year.

Cable Solutions

        Our focus and dedication of resources is now entirely on our cable solutions and the cable market. In fiscal year 2007 and 2008, we strengthened our efforts to penetrate the cable industry and expect to continue this strategy in fiscal year 2009 and beyond. We believe this renewed focus and dedication of our internal resources on our cable solutions will enhance our prospects and thereby increase stockholder value.

        Our Spectrum Overlay solution is a radio frequency ("RF") family of products with node, amplifier, splitter and passive elements targeted to the coaxial portion of existing cable infrastructure. Our solution is designed to enable the layer-one expansion of available spectrum in a typical cable HFC network, which in turn allows MSOs to provide more bandwidth-intensive services to their customers.

        Our cable solutions provide MSOs with the opportunity to increase raw bandwidth on their legacy HFC network. Our advanced technology has the potential to help MSOs develop new sources of revenue by (a) providing residential subscribers with the enhanced "quadruple play" of voice, data, video and wireless services; (b) increasing capacity for high definition television, video-on-demand, network-based digital video recording, high definition video-on-demand, peer-to-peer gaming and peer-to-peer video conferencing; and (c) enabling residential and commercial high-speed symmetrical data services.

        Our solutions are designed to be "backwards compatible" with the existing network equipment so as not to affect existing residential services. This is accomplished by overlaying spectrum in parallel to current networks which allows the utilization of pre-existing digital equipment. We designed our solutions to pass through all of the legacy services and overlay the expanded services without interfering with MSOs' traditional services. The products provide a compatible architecture, through Block Division Multiplexing™ technology, that, for example, enables the continued use of existing, standardized equipment, such as DOCSIS® (Data Over Cable Service Interface Specifications) cable modem termination systems, cable modems and digital set-top units.

Solutions and Technology

        We have developed a broad range of Spectrum Overlay solutions to increase the bandwidth of existing cable television networks and have optimized our solutions for residential applications. Our Spectrum Overlay solution consists of the following elements:

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

        Customer Premise Equipment Device: XTB.    The Spectrum Overlay XTB is a block division multiplexer and frequency converter that interfaces with existing standard customer premise equipment devices, enabling subscribers to enjoy true quadruple play services.

Customers

        We sell our cable solutions directly to MSOs. We generally sell our solutions based on individual purchase orders; accordingly, customers are not obligated by long-term contracts. Our customers can generally cancel or reschedule orders upon short notice and can discontinue using our solutions at any time.

        To date, we have not recognized significant revenue from our cable solutions, and these revenues have been generated by only a small number of customers. We continue to expect that a relatively small number of customers will account for a large percentage of our revenues.

Sales and Marketing

        Our direct sales force in the United States targets domestic MSOs of all sizes. We promote our products through direct personal contact, presentations at trade shows, expositions, seminars and lectures and public relations efforts. Our current strategy also includes pursuing strategic licensing and technology transfer agreements with cable equipment vendors, which could include licensing our intellectual property associated with our passive and active solutions. These strategic relationships will allow for broader customer acceptance and multiple supply channels while increasing our revenues from licensing fees. We believe that such strategic relationships will facilitate future product development and accelerate deployment of our solutions. We also believe that the licensing of complementary technologies to third parties with specific expertise is an effective means of expanding the features and functionality of our products and range of offerings.

        We are an approved vendor with Cox Communications for our Spectrum Overlay solution. In addition, our Spectrum Overlay solution is being evaluated at different levels at other leading MSOs in North America.

Suppliers and Manufacturing

        We are dedicated to establishing long-term relationships with our suppliers and manufacturers. Through these relationships, we benefit from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of product introductions and lower total costs of doing business.

        We outsource manufacturing to contract manufacturers that have the expertise and ability to respond quickly to customer orders while maintaining high quality standards. Any inability of these manufacturers to provide the necessary capacity or output could result in significant production delays that could harm our business. We purchase components for our solutions on a purchase order basis and do not rely in a material way on guaranteed supply or long-term contracts with any suppliers. In addition, some of the components used in our solutions are obtained from a single source or limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments or require redesigns of our solutions.

Research and Development

        Our research and development activities are focused on responding to the needs of MSOs and technological changes in the cable market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Research and Development" for a description of our research and development expenses.

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

        Our cable solutions compete with technologies such as higher modulation over cable (1024QAM) and high-end encoding/compression (e.g., MPEG-4), Switched Digital Video, the upgrading of coaxial networks to 1GHz and fiber optic solutions. MSOs have partial alternatives to our technology for increasing bandwidth on their systems, including fiber-based solutions and node-splitting. In addition, MSOs themselves face competition from the high bandwidth solutions offered by satellite providers and incumbent telecommunications operators, including digital subscriber line ("DSL") technology, and from fiber-to-the-home/curb technologies.

        Many of our competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition and established relationships with MSOs. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. Our primary competitors are currently Cisco Systems, Inc.; Motorola, Inc.; BigBand Networks, Inc.; C-Cor Incorporated; Arris Group, Inc.; Aurora Networks and Harmonic Inc. Most of these competitors have existing relationships with one or more of our prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressures may seriously harm our business.

Employees

        As of June 30, 2008, we have 28 employees in the United States and Israel, all but one of whom are full-time employees. Our United States employees are not represented by a labor union and we have not experienced any work stoppages.

        Our Israeli subsidiaries are subject to Israeli labor laws and regulations with respect to their employees. These laws principally concern matters such as paid annual vacation, paid sick days, length of work day and work week, minimum wages, pay for overtime, insurance for work related accidents, severance pay, prior notice and other conditions of employment.

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

Government Regulation

        We are subject to export control laws and regulations with respect to certain of our products and technology. Additional export control requirements could be imposed in the future on product classes that include solutions exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights.

Intellectual Property

        We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights, each of which is vital to our business. We have two issued patents in the United States and 31 patent applications pending worldwide, including 10 in the United States, related to our cable solutions. We have 13 issued patents, all in the United States, and five patent applications pending worldwide, including one in the United States, related to our wireless technology.

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

Environmental Matters

        We lease all of our facilities. Accordingly, compliance with federal, state and local environmental laws and regulations has not had, nor do we expect it to have, a material effect on our capital expenditures, earnings or competitive position.

Cessation of Wireless Business

        During 2007, we began to focus substantially all of our efforts and internal resources on our cable solutions business. In March 2008, we ceased our marketing and support efforts for, and terminated all employees dedicated to, our wireless solutions business. In addition, we wrote off our wireless inventory valued at $1,067,000 in the three months ended March 31, 2008.

        In 2006, we signed an equipment purchase agreement with Arcadian Networks, Inc. ("ANI"), a service provider to the utilities industry. ANI accounted for a significant portion of our revenues in the 2008 fiscal year. Following cessation of our wireless operations, we entered into a lease agreement with ANI for the rental of test equipment related to our wireless business. Notwithstanding this lease agreement, we continue to own all of our intellectual property, including patents and patent applications, related to our wireless solutions. See note 4 of our fiscal 2008 annual Consolidated Financial Statements for a description of this relationship.

Item 1A.    Risk Factors

        Our business is subject to substantial risks, including the risks described below.

We have insufficient capital to continue as a going concern.

        On June 13, 2008, we received $4,500,000 of new funding after closing a financing of $41,000,000, which included $38,000,000 from Goldman Sachs Investment Partners Master Fund, LP ("Goldman") and $3,000,000 from Syntek Capital AG ("Syntek), as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—2008 Financing" (the "2008 Financing"). In the 2008 Financing, we delivered to Goldman a $38,000,000 20% Senior Secured Convertible Note, payable on December 13, 2008 (the "2008 Goldman Note"), $35,000,000 of which we used to payoff the outstanding $35,000,000 5% Convertible Note due March 28, 2012 (the "2007 Goldman Note") issued to Goldman in the financing completed in March 2007. We also delivered a $3,000,000 20% Senior Secured Convertible Note, payable on December 13, 2008, to Syntek (the "2008 Syntek Note," and collectively with the 2008 Goldman Note, the "2008 Notes"), $1,500,000 of which we used to payoff the remaining outstanding principal on the amended promissory note, dated December 16, 2005, issued to Syntek (the "2005 Syntek Note"). Concurrent with the 2008 Financing, we paid approximately $400,000 to Goldman and Syntek for accrued interest on the 2007 Goldman Note and the 2005 Syntek Note, which resulted in approximately $4,000,000 of cash available for general corporate purposes (after debt issuance costs). Our obligations under the 2008 Notes are guarantied by certain of our subsidiaries and secured by a security interest in substantially all of our assets and those of our subsidiaries. Notwithstanding the 2008 Financing, we need additional capital to continue as a going concern and to execute our business plan. If we are unsuccessful in securing additional cash in the next three months, either through additional equity and/or debt financings, we will not be able to continue as a going concern.

We have a history of significant losses, expect future losses and may never achieve or sustain profitability.

        We have incurred significant losses since our inception, and we expect to continue to incur losses for the foreseeable future. We incurred losses of $29,939,000 for the year ended March 31, 2008 and as of that date our accumulated deficit was $305,554,000. Our revenues and gross margins may not grow or even continue at their current levels and could decline. If our revenues do not rapidly increase, or if our expenses increase at a greater pace than our revenues, we will never become profitable.

Our substantial level of secured debt could adversely affect our financial condition and ability to execute our business plan.

        We have substantial secured debt totaling $41,000,000. This debt could have important consequences and significant effects on our business. For example, it could:

  •
  make it more difficult for us to satisfy our obligations under the 2008 Notes;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures and other activities;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  result in an event of default if we fail to satisfy our obligations under the 2008 Notes, which could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

  •
  require us to dedicate a substantial portion of our cash flow from our business operations to pay our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

  •
  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

  •
  place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

        Any of these factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 2008 Notes.

        If we fail to generate sufficient cash flow from future operations, we may have to attempt to refinance all or a portion of our debt or seek to obtain additional financing.

Our shares of common stock have been de-listed from The Nasdaq Global Market; stocks traded on the over-the-counter markets are subject to greater market risks than those of exchange-traded stocks.

        Our shares of common stock were de-listed from The Nasdaq Global Market effective April 21, 2008 due to our failure to maintain minimum capitalization requirements in accordance with Nasdaq Marketplace Rules. Since that time, our common stock has been quoted on the OTC Bulletin Board and, currently, on the Pink Sheets. Securities traded in over-the-counter markets are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on Nasdaq or other national securities exchanges. As a result, an investor may find it difficult to dispose of our common stock or to obtain accurate quotations as to its price.

        De-listing has negatively impacted the value of our common stock, as our common stock is less liquid. We also have lost support from certain institutional investors, brokerage firms and market makers that historically bought and sold our stock. Given the de-listing, we may find it difficult to obtain future financing for the continuation of our operations or to use our stock in acquisitions. Further, de-listing could result in the loss of confidence by our suppliers, customers and employees. Any of these results could negatively impact our business.

Our obligation to file periodic reports under the Securities Exchange Act of 1934 (the "Exchange Act") has been suspended.

        On April 24, 2008, we filed Form 15 certifying that our common stock was held by 300 or fewer record holders as of the beginning of the 2008 fiscal year. This action suspended our reporting obligations under the Exchange Act. We do not intend to continue to file periodic reports on Forms 8-K, 10-Q and 10-K. Because the quantity and timeliness of information about us, our financial condition and our operations will be reduced, our common stock will be less attractive to investors, analysts and market-makers. Trading activity in our common stock may be reduced, and our investors may find it difficult to execute transactions in our stock.

Stockholders in our common stock may suffer significant dilution if the holders of the 2008 Notes convert such notes into shares of our common stock.

        The aggregate principal and accrued interest under the 2008 Notes may be converted, at the option of Goldman and Syntek, into an aggregate of 8,826,531 shares of our common stock in accordance with the terms of the 2008 Notes. If the holders elect to the convert the 2008 Notes, our stockholders would experience significant dilution of our common stock.

Our success depends on future demand for additional bandwidth by MSOs and their customers and the willingness and ability of MSOs to substantially increase available bandwidth on their networks using our alternative technology solution.

        Because our cable solutions expand available bandwidth over existing infrastructure, demand for these solutions depends on demand for additional bandwidth by MSOs and their customers. The scope and timing of customer demand for additional bandwidth is uncertain and hard to predict. The factors influencing this demand include competitive offerings, applications availability, pricing models, costs, regulatory requirements and the success of initial roll-outs.

        For our cable solutions to be sold in significant quantities, MSOs also must be willing and able to substantially increase the available bandwidth on their networks. MSOs may not be willing or able to develop additional services and revenue streams to justify the deployment of our technology. If the future demand for bandwidth is insubstantial, is addressed by alternative technologies or does not develop in the near future, our prospects would be adversely affected.

If we fail to achieve significant market penetration and customer acceptance of our cable solutions, our prospects would be substantially harmed.

        The market for broadband products in the cable industry is extremely competitive, subject to drastic technological changes, changes in capital expenditure budgets and highly fragmented. Our cable solutions are new and relatively unknown; accordingly, we have not generated significant revenue in this business. We have only relatively recently shipped our first commercial orders for our UltraBand solution to various systems of a MSO. There can be no assurance that installations of our cable solutions will be successful. As some of our cable solutions continue to be in a development stage, we may face challenges such as market resistance to new products, perceptions regarding customer support and quality control.

Since we have recently significantly reduced our workforce, our research and development efforts will be harmed.

        In the three months ended March 31, 2008, we simplified our structure by streamlining our corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable market. A significant portion of the costs of the restructuring plan were related to our continuing strategy to focus exclusively on the cable market, to consolidate our facilities in the United States and to eliminate resources related to our wireless business.

        The reduction of approximately 78% of our workforce (when compared to the workforce levels as of January 31, 2008) impacted all company functions, both in Israel and the United States, and included management and non-management positions. These reductions were in addition to a cost reduction program implemented in July 2007 that reduced our workforce by approximately 16% (when compared to the workforce levels as of June 30, 2007). The largest effect of these reductions was on our research and development activities. Our ability to further develop and market our solutions may be limited if we have not accurately predicted the appropriate workforce requirements for our research and development efforts.

        We will generate significant sales only if we are able to penetrate the market and create market share in the cable market. If we are unable to do so, our business would be harmed and our prospects significantly diminished.

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

        In the past, our inventory increased given that our sales were substantially less than our anticipated demand and we were required to make advance inventory purchase commitments for anticipated sales. Accordingly, we recorded a $424,000 write down of inventory for the year ended December 31, 2006 and a $1,250,000 write down of inventory for the year ended March 31, 2008.

        If our sales do not increase, the sales price of our products decrease or we are otherwise unable to control inventory levels consistent with actual demand, we may be required to write down additional inventory. Any such write-down would adversely affect our operating results in future periods.

We have not yet produced or deployed our cable solutions in high volumes.

        We have not yet produced our UltraBand solutions in high volumes and there may be challenges and unexpected delays, such as quality control issues, in our attempts to increase volume and lower production costs. Our long-term success depends on our ability to produce high quality solutions at a low cost and, in particular, to reduce the production cost of our cable solutions designed for residential use.

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

        Future demand for our broadband products will depend significantly on the growing market acceptance of various broadband services, including digital video, video-on-demand, high definition television, very high-speed data services and voice-over-internet protocol ("VoIP") telephony. The effective delivery of these services will depend in part on a variety of new network architectures, such as fiber-to-the premises networks, video compression standards such as MPEG-4 and Microsoft's Windows Media 9, the greater use of protocols such as IP and the introduction of new consumer devices, such as advanced set-top boxes and digital video recorders. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, our net sales growth would be materially and adversely affected.

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

        If, for instance, MSOs do not pursue the triple play as aggressively as we expect, our net sales growth would be materially and adversely affected. Similarly, if our expectations regarding these and other trends are not met, our net sales could be materially and adversely affected.

We will need to develop distribution channels to market and sell our cable solutions.

        Our UltraBand solutions are in the early stages of commercialization. We currently have limited relationships with potential customers and distributors as well as limited sales staff. We will be successful only if we are able to develop distribution channels to market and sell our cable solutions in sufficient volumes.

        To develop such channels and market and sell our cable solutions, we may need to grow our sales and marketing team at the same time that we have drastically little cash. It may be difficult for us to hire and retain additional qualified personnel. We currently have limited exposure to global business opportunities, and cannot be able to take advantage of meaningful potential global demand for our solutions unless and until we are able to develop meaningful global distribution channels and strategies.

Because of our long product development process and sales cycle, we may continue to incur substantial expenses without sufficient revenues that could cause our operating results to fluctuate.

        A customer's decision to purchase our solutions typically involves a significant technical evaluation, formal internal procedures associated with capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with our solutions can be lengthy and subject to a number of significant risks, over which we have little or no control. Because of the growing sales cycle and the likelihood that we may rely on a small number of customers for our revenues, our operating results would be seriously harmed if such revenues do not materialize when anticipated, or at all.

We depend on cable industry capital spending for our revenue and any decrease or delay in such spending would adversely affect our prospects.

        Demand for our products will depend on the size and timing of capital expenditures by MSOs. These capital spending patterns are dependent upon factors including:

  •
  the availability of cash or financing;

  •
  budgetary issues;

  •
  regulation and/or deregulation of the cable industry;

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

        There has been significant price erosion in the broadband equipment field. We expect that continued price competition among broadband access equipment and systems suppliers will reduce our gross margins in the future. We anticipate that the average selling prices of broadband access solutions will continue to decline as product technologies mature. We may be unable to reduce our manufacturing costs in response to declining average per unit selling prices. Our competitors may be able to achieve greater economies of scale and may be less vulnerable to the effects of price competition than we are. These declines in average selling prices will generally lead to declines in gross margins and profitability for these solutions. If we are unable to reduce our costs to offset declines in average selling prices, we may not be able to achieve or maintain profitability.

If the communications, Internet and cable television industries do not grow and evolve in a manner favorable to our business strategy, our business may be seriously harmed.

        Our future success depends upon the growth of the communications industry, the cable television industry and, in particular, the Internet. These markets continue to evolve rapidly because of advances in technology and changes in customer demand. We cannot predict growth rates or future trends in technology development. It is possible that cable operators, telecommunications companies or other suppliers of broadband services will decide to adopt alternative architectures or technologies that are incompatible with our current or future products. If we are unable to design, develop, manufacture and sell solutions that incorporate or are compatible with these new architectures or technologies, our business will suffer. Also, decisions by customers to adopt new technologies or products are often delayed by extensive evaluation and qualifications processes and can result in delays of current products.

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

        A relatively small number of customers account for a large percentage of our revenues. We expect that we will continue to depend on a limited number of customers for a substantial portion of our revenues in future periods. The loss of a major customer could seriously harm our ability to sustain revenue levels, which would seriously harm our operating results. A significant portion of our revenues in the year ended March 31, 2008 was from sales of our wireless products, a business for which we have ceased all marketing and support functions. In this regard, our future revenues must be derived from our cable solutions.

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

        We regularly evaluate and seek to explore and develop derivative products relating to our cable solutions. We may not be able to secure all desired intellectual property protection relating to such derivative products. Furthermore, because of the rapid pace of change in the broadband industry, much of our business and many of our products rely on technologies that evolve constantly and this continuing uncertainty makes it difficult to forecast future demand for our products.

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

        Product standardization initiatives encouraged by MSOs and telecommunications companies may adversely affect revenues, gross margins and profits. In the past, standardization efforts by major MSOs have negatively impacted equipment vendors by leading to equipment obsolescence, commoditization and reduced margins. If our solutions do not comply with future standards, our prospects could be adversely affected.

Our quarterly operating results fluctuate, which may cause our share price to further decline.

        Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. These variations result from a number of factors, including:

  •
  the uncertain timing and level of market acceptance for our solutions and the uncertain timing and extent of rollouts of broadband access equipment and systems by the major service providers;

  •
  the fact that we often recognize a substantial proportion of our revenues in the last few weeks of each quarter;

  •
  the ability of our existing and potential direct customers to obtain financing for the deployment of broadband access equipment and systems;

  •
  the mix of solutions sold by us and the mix of sales channels through which they are sold;

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

Because we rely on international suppliers, we are exposed to additional risks which could cause our operations to suffer.

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

Because we do not have contracts with our customers, our customers can discontinue purchases of our solutions at any time, which could adversely affect future revenues and operating results.

        We generally sell our cable solutions based on individual purchase orders. Our customers are not obligated by agreements to purchase our solutions, and the agreements we have entered into do not obligate our customers to purchase a minimum number of solutions. Our customers can generally cancel or reschedule orders on short notice and discontinue using our solutions at any time. Further, having a successful field system trial does not necessarily mean that the customer will order large volumes of our solutions. The reduction, delay or cancellation of orders from one or more of our customers could seriously harm our operating results.

Competition may decrease our market share, net revenues and gross margins.

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

  •
  industry standards.

        Certain of our competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than we have and, therefore, may be able to respond more quickly to new or changing opportunities, technologies and other developments. In addition, many of our competitors have longer operating histories, greater name recognition, broader product lines and established relationships with system integrators and service providers. Our primary competitors are Cisco Systems, Inc.; Motorola, Inc.; BigBand Networks, Inc.; C-Cor Incorporated; Arris Group, Inc.; Aurora Networks and Harmonic Inc. Most of these competitors have existing relationships with one or more of our prospective customers. Our cable solutions face competition from technologies such as digital set-top boxes, high-end compression technologies and DVRs. Furthermore, the move toward open standards may increase the number of operators who will offer new services, which in turn may increase the number of competitors and drive down the capital expenditures per subscriber deployed. We may not be able to compete successfully against our current and future competitors, and competitive pressures could seriously harm our business.

Hardware defects or firmware errors could increase our costs and impair the market acceptance of our solutions, which would adversely affect our future operating results.

        Our solutions occasionally contain certain defects or errors. This may result either from defects in components supplied by third parties or from errors or defects in our firmware or hardware that we have not detected. We have in the past experienced, and may experience from time-to-time, defects in new or enhanced solutions after shipments, or defects in deployed solutions. This could occur in connection with stability or other performance problems. Our customers integrate our solutions into their networks with components from other vendors. Accordingly, when problems occur in a network system, it may be difficult to identify the component that caused the problem. Regardless of the source of these defects or errors, we will need to divert the attention of our very limited engineering personnel from our product development efforts to address the defect or error. Given the significant reductions we have made to our research and development department, we may not be successful in efficiently addressing any such defect or error. We have incurred in the past and may again incur significant warranty and repair costs related to defects or errors, and we also may be subject to liability claims for damages related to these defects or errors. The occurrence of defects or errors, whether caused by our solutions or the components of another vendor, may result in significant customer relationship problems and injury to our reputation and may impair the market acceptance of our solutions.

We depend on contract manufacturers and third party equipment and technology suppliers, and these manufacturers and suppliers may be unable to fill our orders or develop compatible, required technology on a timely basis, which would result in delays that could seriously harm our results of operations.

        We currently have relationships with a limited number of contract manufacturers for the manufacturing of our products, substantially all of whom are located in Taiwan. These relationships may be terminated by either party with little or no notice. If our manufacturers are unable or unwilling to continue manufacturing our solutions in required volumes, we would have to identify qualified alternative manufacturers, which would result in delays causing our results of operations to suffer. Our relatively limited experience with these manufacturers and lack of visibility as to the manufacturing capabilities of these companies if our volume requirements significantly increase does not provide us with a reliable basis on which to project their ability to meet delivery schedules, yield targets or costs. If we are required to find alternative manufacturing sources, we may not be able to satisfy our production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of solutions to customers, which in turn could seriously harm our business.

        In addition to sales to system integrators, we also sell in some instances directly to service providers. Such direct sales require us to resell equipment to service providers manufactured by third party suppliers and to integrate this equipment with the solutions we manufacture. We are particularly dependent on third party radio suppliers in selling our 3GHz and other solutions. We currently have limited relationships with third party suppliers. If we are unable to establish meaningful relationships with suppliers, or if these suppliers are unable to provide equipment that meets the specifications of our customers on the delivery schedules required by our customers, and at acceptable prices, our business would be substantially harmed.

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

        Furthermore, we have produced certain of our solutions only in limited quantities. If demand for these solutions increases significantly, we will need to implement and address additional processes, procedures and activities necessary to support increased production. If we are unable to do so, our business would be substantially harmed.

We obtain some of the components included in our solutions from a single source or a limited group of suppliers, and the loss of any of these suppliers or delay or shortages in the supply of components could cause production delays and a substantial loss of revenue.

        We currently obtain key components from a limited number of suppliers, and some of these components are obtained from a single source supplier. We generally do not have long-term supply contracts with our suppliers. Further, we have experienced delays and shortages on more than one occasion. These factors present us with the following risks:

  •
  delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellation of orders for our solutions;

  •
  suppliers could increase component prices significantly and with immediate effect;

  •
  we may not be able to develop alternative sources for components, if or as required in the future;

  •
  suppliers could discontinue the manufacture or supply of components used in our solutions. In such event, we might need to modify our solutions, which may cause delays in shipments, increased manufacturing costs and increased prices; and

  •
  we may hold more inventory than is immediately required to compensate for potential component shortages or discontinuation.

        The occurrence of any of these or similar events would harm our business. Our inability to obtain adequate manufacturing capacity at acceptable prices, or any delay or interruption in supply, could reduce our revenues or increase our cost of revenue and could seriously harm our business.

Third parties may bring infringement claims against us that could harm our ability to sell our solutions and result in substantial liabilities.

        Third parties could assert, and it could be found, that our solutions infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

  •
  obtain licenses to the infringing technology;

  •
  pay substantial damages under applicable law;

  •
  cease the manufacture, use and sale of infringing solutions; or

  •
  expend significant resources to develop non-infringing technology.

        Any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

Government regulation and industry standards may increase our costs of doing business, limit our potential markets or require changes to our business model and adversely affect our business.

        The emergence or evolution of regulations and industry standards for broadband products, through official standards committees or widespread use by operators, could require us to modify our solutions, which may be expensive and time-consuming, and to incur substantial compliance costs.

        Some of our solutions and technology are subject to export control laws and regulations. We are subject to the risk that more stringent export control requirements could be imposed in the future on product classes that include solutions exported by us, which would result in additional compliance burdens and could impair the enforceability of our contract rights. We may not be able to renew our export licenses as necessary from time to time. In addition, we may be required to apply for additional licenses to cover modifications and enhancements to our products. Any revocation or expiration of any requisite license, the failure to obtain a license for product modifications and enhancements, or more stringent export control requirements could seriously harm our business.

Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

        Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by stockholders generally have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

        Our common stock is a "penny stock" security under rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in such securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock and may decrease the liquidity of our common stock.

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

        Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an important tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. FASB has adopted changes to generally accepted accounting principals in the United States that require us to record a charge to earnings for employee stock option grants, as well as other equity based awards. The change has negatively impacted our earnings and, if such impact is material in the future, could affect our ability to raise capital on acceptable terms. To the extent these regulations make it more difficult or unacceptably expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

        The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Any "change in ownership," as described in Section 382 of the Internal Revenue Code, may substantially limit our ability to utilize the net operating losses carryforwards. As of March 31, 2008, we had United States federal net operating loss carryforwards of approximately $94,148,000, which will expire between 2011 through 2028 and state net operating loss carryforwards of approximately $75,046,000 which will expire between 2008 through 2018.

Several of our directors and certain officers have relationships with Davidi Gilo and his affiliated companies that could be deemed to limit their independence.

        Several members of our board of directors, Lewis Broad, Neill Brownstein (who resigned effective as of June 26, 2008), Avraham Fischer, Samuel Kaplan and Alan Zimmerman, have had professional relationships with Davidi Gilo, our chairman of the board of directors and former chief executive officer, and his affiliated companies for several years. These members of our board of directors previously served on the boards of directors of DSP Communications, Inc. and/or DSP Group, Inc., of which Mr. Gilo was formerly the controlling stockholder and the chairman of the board. In addition, Avraham Fischer is a senior partner of the law firm of Fischer, Behar, Chen & Co., which represents us on matters relating to Israeli law, is an investor and co-chief executive officer of an Israeli investor group in which Mr. Gilo was an investor until October 2005, and is co-chief executive officer and a director of Clal Industries and Investments, Ltd., which has made a significant investment in ANI, a related party of our company. The long-term relationships between these directors and officers and Mr. Gilo and his affiliated companies could be considered to limit their independence.

Because our management has the ability to control stockholder votes, the premium over market price that an acquirer might otherwise pay could be reduced and any merger or takeover could be delayed.

        As of March 31, 2008, our management collectively owned approximately 33.95% of our outstanding common stock (based on the number of shares owned by these individuals and the number of shares issuable upon exercise of options within 60 days of March 31, 2008). As a result, these stockholders, acting together, will be able to control the outcome of all matters submitted for stockholder action, including:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following table sets forth information concerning the properties that we lease. We believe these properties are suitable for their intended purposes and adequate to meet our requirements for the foreseeable future. We do not own any real property.

Location	Major Activity	Leased Space (square footage)	Expiration of Current Lease
Norcross, Georgia	Corporate headquarters; sales and marketing, finance, technical customer support and administration	14,654	January 2012
Denver, Colorado	Executive and sales	3,558	August 2010
Modi'in District of Israel	Research and development and warehousing	17,050	April 2011

Item 3.    Legal Proceedings

        We are involved from time to time in litigation incidental to the ordinary course of our business activities. While the results of any such litigation cannot be predicted with certainty, we do not believe that the final resolution of any such matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Historically, our common stock was traded on The Nasdaq Global Market under the symbol "VYYO." Effective April 21, 2008, our common stock was de-listed from The Nasdaq Global Market. Following this de-listing, our common stock is quoted on the Pink Sheets quotation service.

        The following table presents the high and low sales prices of our common stock in each quarter of fiscal years ending March 31, 2008 and 2007, as reported by The Nasdaq Global Market:

	Price Range of Common Stock
	High	Low
Year Ended March 31, 2008
First Quarter	$8.02	$5.51
Second Quarter	7.18	5.28
Third Quarter	6.04	3.12
Fourth Quarter	3.17	0.30
Year Ended March 31, 2007
First Quarter	$7.97	$5.12
Second Quarter	6.45	4.25
Third Quarter	4.57	3.21
Fourth Quarter	8.44	4.09

        On March 31, 2008, the closing price of our common stock as reported on The Nasdaq Global Market was $0.41 per share. As of March 31, 2008, there were approximately 192 holders of record of our common stock.

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

        Securities Authorized for Issuance under Equity Compensation Plans.    The following chart sets forth certain information as of March 31, 2008, with respect to our outstanding stock options granted under our 1996 Equity Incentive Plan and Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the "2000 Plan"). We only grant stock options under our 2000 Plan, and as of a current date there are no stock options outstanding under the 1996 Equity Incentive Plan.

        Each of our plans has been approved by our stockholders. The number of shares reserved for issuance under the 2000 Plan automatically increases on the first day of each fiscal year by the lesser of

(i) 1,500,000 shares, or (ii) 10% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,848,325	$2.63	213,800
Equity compensation plans not approved by security holders	None	None	None
Total	7,848,325	$2.63	213,800

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our fiscal 2008 annual Consolidated Financial Statements and accompanying notes appearing in this Annual Report on Form 10-K. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A above and elsewhere in this report.

Overview

        Our focus is now entirely on our cable solutions as we have ceased our marketing and support activities in our wireless business and have terminated all employees dedicated to those efforts. All of our internal resources are currently focused on enhancing our visibility in and penetration of the cable market. See note 1 of our fiscal 2008 annual Consolidated Financial Statements.

        We have experienced significant losses and negative cash flows from operations since our incorporation. For the year ended March 31, 2008, we incurred a net loss of $29,939,000 and had an accumulated deficit of $305,554,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next three months. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. We also are seeking to expand our revenue base by adding new customers and to further reduce expenses, beyond the reductions realized in the restructuring plan discussed below. Failure to secure additional capital in the very short term or to expand our revenue base in the longer term will result in depleting our available funds and not being able to pay our obligations when they become due. See "—Liquidity, Capital Resources and Going Concern Considerations."

        Since our acquisition of Xtend in 2004, we had operated in two segments: the cable solutions segment and the wireless segment. Beginning in 2007, we announced that our primary focus and dedication of resources was in our cable solutions segment. In July 2007, we implemented a cost reduction program that reduced our workforce, including workforce in our wireless solutions segment. In the three months ended March 31, 2008, we simplified our structure by further streamlining our corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable market. As part of this restructure plan, we ceased the marketing and support efforts for, and terminated all employees dedicated to, our wireless solutions segment in March 2008. Accordingly, we have no current wireless operations.

        In this regard, we recorded a restructuring charge in the three months ended March 31, 2008 of $2,356,000. This charge is being utilized to cover additional severance payments and other employee-related costs of approximately $2,102,000 associated with the involuntary termination of approximately 100 employees, and impairment of long lived assets and other expenses of approximately $254,000. In connection with the cessation of our wireless business and the significant reduction of our Israeli operating activity, we wrote-off inventory of approximately $1,067,000 and we expect to accrue additional expenses of approximately $300,000 to $450,000 due to vacating building leases in Israel. For a discussion of our 2008 restructuring, see note 1 of our fiscal 2008 annual Consolidated Financial Statements.

        The reductions of workforce and outsourced services and contractors implemented in 2007 and 2008 impacted all company functions, both in Israel and the United States, and included management and non-management positions. These actions are consistent with our previous disclosures concerning operating cost reductions and exit from the wireless business. All functions currently performed in Israel except research and development have been moved to the United States and we are currently exploring our options to mitigate our affected real estate lease obligations. We also expect to record other costs related to the consolidation of our operations at our Georgia facility, but at this time we are unable to estimate the costs expected to be incurred and whether these costs will be material. We continue to evaluate additional opportunities to reduce operating costs.

        We completed the restructuring plan in the three months ended June 30, 2008 and expect to reduce annual operating expenses by approximately $20,000,000, after payment of the severance costs described above.

        On March 23, 2006, we closed the private placement of shares of common stock, a convertible note, a senior secured note and warrants to purchase common stock with Goldman, Sachs & Co. (an affiliate of Goldman) in exchange for $25,000,000 (the "2006 Financing"). In the 2006 Financing we issued (a) 1,353,365 shares of our common stock, (b) a $10,000,000 10% Convertible Note (the "$10,000,000 2006 Note"), (c) a $7,500,000 9.5% Senior Secured Note (the "$7,500,000 2006 Note"), and (d) warrants to purchase 298,617 shares of our common stock, all of which were exercised in 2006. Our net proceeds from the 2006 Financing were $23,400,000.

        On March 28, 2007, we received $35,000,000 from Goldman under the $35,000,000 5% Convertible Note due March 28, 2012 (the "2007 Goldman Note"), which included $17,500,000 of new funding and $17,500,000 of which we used to pay off the $10,000,000 2006 Note and $7,500,000 2006 Note described above.

        On June 13, 2008, we received $4,500,000 of new funding after closing a financing of $41,000,000, which included $38,000,000 from Goldman and $3,000,000 from Syntek (the "2008 Financing"). The proceeds in the 2008 Financing redeemed the 2007 Goldman Note and the 2005 Syntek Note. See "—Subsequent Events—2008 Financing" and note 17 of our fiscal 2008 annual Consolidated Financial Statements.

        Effective April 21, 2008, our common stock was de-listed from The Nasdaq Global Market. Currently, our common stock is quoted on the Pink Sheets. On April 24, 2008, we filed Form 15 with the SEC which suspended our reporting obligations under the Exchange Act.

        On March 4, 2008, we implemented a repricing program for all outstanding options previously granted to current employees, including executive officers, and our chairman and vice chairman of the board of directors. The options, all of which had been previously granted under our Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan were repriced to $1.40 per share, the closing price of our common stock on The Nasdaq Global Market on the date of the repricing. The other terms of the options, including vesting schedules and term, remain unchanged as a result of the repricing.

        The repriced options had originally been issued with exercise prices ranging from $3.35 to $8.43 per share, which prices reflected the then current market prices of our common stock on the original grant dates. See note 12 of our fiscal 2008 annual Consolidated Financial Statements.

Critical Accounting Policies

        This discussion and analysis of our financial condition and results of operations is based upon our fiscal 2008 annual Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates, judgments and assumptions under different conditions.

        Our critical accounting policies are described in the notes to our fiscal 2008 annual Consolidated Financial Statements as of and for the year ended March 31, 2008. We determined these critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We believe our most critical accounting policies include the following:

Revenue Recognition

        Substantially all of our revenue is generated from sales of our solutions. As of March 31, 2008, our revenues from services were not significant. Our solutions are off-the-shelf products, sold "as is," without further adjustment or installation. When establishing a relationship with a new customer, we also may sell our solutions together as a package, in which case we typically ship solutions at the same time to the customer.

        We record revenues from our solutions when (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and customer acceptance requirements have been met, if any, and we have no additional obligations; (c) the price is fixed or determinable; and (d) collection of payment is reasonably assured. Our standard sales terms generally do not include customer acceptance provisions. However, if there is a right of return, customer acceptance provision or uncertainty about customer acceptance, we defer the associated revenue until we have evidence of customer acceptance.

        Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Our multiple deliverables arrangements are those arrangements with new customers in which we sell our solutions together as a package. Because we deliver these off-the-shelf solutions at the same time, the four revenue recognition criteria discussed above are met.

        We recognize revenues related to the exclusivity provisions contained in the equipment purchase agreement with ANI described in note 4 of our fiscal 2008 annual Consolidated Financial Statements on a straight line basis, over the 10-year term of that agreement.

Impairment of Long-Lived Assets and Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires that long-lived assets, including finite intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, we would recognize an impairment loss and would write down the assets to their estimated fair values.

Employee Stock-Based Compensation

        Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-based Payment" ("SFAS 123(R)"). SFAS 123(R) supersedes APB 25 "Accounting for Stock Issued to Employees" and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. We estimate forfeitures based on historical experience and anticipated future conditions. We use the Monte Carlo valuation model only for stock options granted to executives in 2005, 2006 and repriced in 2008 where vesting is subject to specific stock price performance.

        We recognize compensation cost for options granted with service conditions that have graded vesting schedules using the graded vesting attribution method.

        We adopted the modified prospective transition method permitted by SFAS 123(R). Under this transition method, we implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we recognize compensation cost over the remaining service period for the portion of awards for which the requisite service has not been rendered using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123 "Accounting for Stock-Based Compensation."

        We account for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." We revalue the fair value of the options granted over the related service periods and recognize the value over the vesting period, using the Black-Scholes model.

Inventory

        We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of future product demand and production requirements. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and reported operating results. If actual market conditions are different than our assumptions, additional provisions may be required. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If we later determine that our inventory is overvalued, we would be required to recognize such costs in our costs of sales at the time of such determination. If we later determine that our inventory is undervalued, we may have overstated our costs of sales in previous periods and would be required to recognize additional operating income only when the undervalued inventory was sold. During the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, we recorded an inventory valuation write-down of approximately $1,250,000, $0 and $424,000, respectively.

        We adopted the provisions of FASB Statement No. 151, "Inventory Costs" ("FASB 151"), as of January 1, 2006, which did not have a material effect on our financial statements. Under FASB 151 we are required to recognize abnormal idle facility expenses as current-period charges, and to allocate fixed production overhead expenses to inventory based on normal capacity of the production facility.

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

Fair Value of Financial Instruments

        The fair value of our financial instruments included in working capital approximates carrying value. The 2005 Syntek Note described in note 7 of our fiscal 2008 annual Consolidated Financial Statements is presented in the Balance Sheet for the year ended March 31, 2008 as "Current Liabilities." This note is presented in the Balance Sheet for the three-month transition period ended March 31, 2007 and the year ended December 31, 2006 as "Long-Term Liabilities." The 2007 Goldman Note delivered in the 2007 Financing and the $10,000,000 2006 Note and $7,500,000 2006 Note (each as described in note 10 of our fiscal 2008 annual Consolidated Financial Statements) are presented in the Balance Sheets as "Long-Term Liabilities," at their estimated fair value.

Debt Issuance Costs

        Costs incurred in the issuance of the 2007 Goldman Note consisted of cash payments to legal advisors in the transition period ended March 31, 2007. Costs incurred in the issuance of the $10,000,000 2006 Note and the $7,500,000 2006 Note included warrants to purchase shares of our common stock issued to our financial advisor and cash payments made to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, we determined the fair value of the warrants based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

        Costs incurred in the issuance of the 2008 Notes consists of cash payments to legal advisors and other miscellaneous expenses estimated to be $100,000.

Extinguishment of Debt

        In the 2007 Financing we repaid the $10,000,000 2006 Note and the $7,500,000 2006 Note. We accounted for this repayment as "extinguishment of debt" under Emerging Issues Task Force 96-19,

"Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"). We initially recorded the 2007 Goldman Note at its estimated fair value, and we used that amount to determine the debt extinguishment loss of $3,263,000 resulting from recognition of $2,231,000 in unamortized accretion and $1,032,000 in unamortized issuance expenses related to the $10,000,000 2006 Note and the $7,500,000 2006 Note.

        The 2008 Notes were used to repay the 2007 Goldman Note and the 2005 Syntek Note. We expect to record a debt extinguishment loss of approximately $115,000 related to these repayments.

Recent Accounting Pronouncements

        In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which a company uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) the effect of derivative instruments and related hedged items on a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact, if any, that adoption of SFAS 161 will have on our financial statements.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"), relating to the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 permits the extension, under certain circumstances, of the use of the simplified method beyond December 31, 2007. We believe that adoption of SAB 110 will not have a material impact on our consolidated financial statements.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which changes the accounting for business combinations. Under SFAS 141(R), an acquirer will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact us if we complete any future acquisition.

        In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that SFAS 160 will have a material impact on our consolidated financial statements.

        In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact that adoption of SFAS 159 would have on our consolidated financial statements.

        In September 2006, FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Subsequent to the issuance of SFAS 157, FASB issued FASB Staff Positions 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 excludes, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our consolidated financial statements.

Results of Operations

        In 2007 we changed our fiscal year end from December 31 to March 31. The following discussion compares our audited March 31, 2008 annual financial statements to our audited December 31, 2006 annual financial statements. We also compare the results for our three-month transition period ended March 31, 2007 to the three months ended March 31, 2006.

Year Ended March 31, 2008 Compared to Year Ended December 31, 2006

  Revenues

        Revenue fluctuates from quarter to quarter depending on our customer's needs and requirements. Revenues were $7,667,000 and $8,000,000 for the years ended March 31, 2008 and December 31, 2006, respectively. Revenue for the year ended March 31, 2008 consisted of $4,561,000 of revenue from sales of our wireless solutions sold to ANI, a related party as discussed in note 4 of our fiscal 2008 annual Consolidated Financial Statements. We ceased marketing and support efforts for, and terminated all employees dedicated to, our wireless solutions segment in March 2008. Our revenue has shifted from sales of wireless solutions to sales of cable solutions. Revenue from sales of cable solutions increased from $1,084,000 for the year ended December 31, 2006 to $3,047,000 for the year ended March 31, 2008. These revenues were generated primarily from sales to one top-five MSO.

        Our revenue is concentrated among relatively few customers, as set forth in the following table. Though our principal revenue-generating customers are likely to vary on a quarterly basis, we anticipate that our revenues will remain concentrated among a few customers for the foreseeable future.

	Year Ended		Three-Month Transition Period Ended
	March 31, 2008	December 31, 2006	March 31, 2007
Customer A (related party)	59%	84%	26%
Customer B	39%	13%	72%

        Sales to customer A were of our wireless solutions. See note 4 of our fiscal 2008 annual Consolidated Financial Statements for a description of this relationship. Customer B is an MSO.

  Cost of Revenues

        Cost of revenues was $8,232,000 and $5,824,000 for the years ended March 31, 2008 and December 31, 2006, respectively, and consisted of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our solutions.

        The increase in cost of revenues for the year ended March 31, 2008 compared to the year ended December 31, 2006 related to (a) an increase in inventory valuations and write-downs from $424,000 in the year ended December 31, 2006 to $1,250,000 in the year ended March 31, 2008, resulting from our cessation of sales and support of our wireless products and (b) reimbursement of $710,000 in insurance proceeds in the year ended December 31, 2006 for damage to certain of our inventory that we had written down in previous years compared to $101,000 in the year ended March 31, 2008.

        We took these inventory write-downs to account for excess inventory resulting from longer than expected sales cycle and customer acceptance of our solutions. Based on our experience in prior years in which we sold inventory that was previously written down, it is possible that in the future we may sell some or even a significant portion of the written-down inventory. However, due to the fact that we cannot predict when, if ever, such inventory will be sold given the lack of visibility and lack of acceptable predictability into our sales cycle, we have determined to record the write-down described above.

        We anticipate that our gross margins will continue to fluctuate based on our product and customer mix, revenue level and inventory valuations.

  Research and Development

        Our research and development expenses were $10,776,000 and $11,216,000 for the years ended March 31, 2008 and December 31, 2006, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies. All of our internal research and development activities are conducted in our facility in Israel and are charged to operations as incurred.

        We anticipate that our research and development expenses will decrease in the future due to our restructuring efforts. We have no ongoing research and development of wireless products and a greatly reduced research and development staff for cable solutions.

  Sales and Marketing

        Sales and marketing expenses were $7,941,000 and $9,261,000 for the years ended March 31, 2008 and December 31, 2006, respectively. Sales and marketing expenses consisted of salaries and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities. Expenses decreased due to our restructuring efforts in 2007 and 2008. Following the termination of all employees dedicated to the wireless business, we no longer have sales and marketing expenses for our wireless business.

        Given our reduction in workforce as a result of our restructuring efforts, we anticipate that our sales and marketing expenses will continue to decrease in future periods.

  General and Administrative

        General and administrative expenses were $9,306,000 and $8,710,000 during the years ended March 31, 2008 and December 31, 2006, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, Sarbanes-Oxley Act of 2002 related implementation, strategic and business development and legal.

        The increase in general and administrative expenses during the year ended March 31, 2008 compared to the year ended December 31, 2006 resulted from (a) an increase of $875,000 in professional and consulting fees, and (b) a one-time payment for market research of $300,000 during the year ended March 31, 2008. These increases were partly offset by a decrease in salaries, compensation and recruiting fees of $531,000 for the year ended March 31, 2008 compared to the year ended December 31, 2006.

        We anticipate that our general and administrative expenses will decrease in future periods given our reduction in workforce and facilities as a result of our restructuring efforts.

  Restructuring and Impairments

        During the year ended March 31, 2008, we recorded restructuring expenses of $2,356,000 resulting from the restructuring plan implemented in the three months ended March 31, 2008. This charge is being utilized to cover additional severance payments and other employee-related costs of approximately $2,102,000 associated with the involuntary termination of approximately 100 employees and impairment of long-lived assets and other expenses of approximately $254,000.

  Financial Income (Financial Expenses), Net

        Financial Income (Financial Expenses), net includes interest income from investment and foreign currency remeasurement gains and losses. Net interest expense in the years ended March 31, 2008 and December 31, 2006 was $2,029,000 and $1,691,000, respectively. Net interest expense increased due to increased interest on the 2005 Syntek Note and the 2007 Goldman Note compared to interest on the notes delivered in the 2006 Financing. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances.

        During the years ended March 31, 2008 and December 31, 2006, we recognized an other-than-temporary impairment in our available-for-sale securities of $0 and $42,000, respectively, and realized losses of $0 and $42,000, respectively. Our recognition of the other-than-temporary investment impairment is due to the effect of rising interest rates on our fixed-interest debt investments that we potentially may not hold until maturity. Our interest income is derived from our cash and short-term investment balances.

        We will incur increased interest expenses due to the 2008 Notes issued in the 2008 Financing in which the 2008 Notes bear an annual interest rate of 20% and the amortization of deferred expenses incurred as part of the 2008 Financing. The 2007 Goldman Note carried a 5% annual interest rate. We recorded expenses of $1,099,000 during the year ended March 31, 2008 related to the 2005 Syntek Note.

  Income Taxes

        Our tax rate reflects a mix of the federal and state taxes on our United States income and Israeli tax on non-exempt income. As of March 31, 2008, we had United States federal net operating loss carryforwards of approximately $94,148,000, which will expire between 2011 through 2028 and state net operating loss carryforwards of approximately $75,046,000 which will expire between 2008 through 2018. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership," as defined in Section 382 of the Internal Revenue Code of 1986. Any "change in ownership" may substantially limit our utilization of the net operating losses.

        As of March 31, 2008, our Israeli subsidiaries, had net operating loss carryforwards of approximately $110,000,000. These loss carryforwards have no expiration date.

        Our Israeli subsidiaries have been granted "approved enterprise" status for several investment programs. The "approved enterprise" status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this "approved enterprise" status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 27% for 2008) for the remaining term of the program based on the program's proportionate share of income.

        Since our Israeli subsidiaries do not have taxable income, the tax benefits periods have not yet commenced. The subsidiaries' losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses have not been included in our fiscal 2008 annual Consolidated Financial Statements. We are entitled to the above benefits if the subsidiaries fulfill conditions stipulated by the law, regulations published thereunder and instruments of approval for the specific investments in approved enterprises.

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

  Charges for Stock-Based Compensation

        Charges for stock-based compensation for the years ended March 31, 2008 and December 31, 2006 were $5,103,000 and $5,402,000, respectively. The stock-based compensation charges resulted from stock option grants to service providers, members of our board of directors members and employees accounted for on the fair value based method.

        The charges for stock-based compensation relating to the continuing operations were as follows:

	Year Ended
	March 31, 2008	December 31, 2006
	(in thousands of U.S. $)
Cost of products sold	$32	$83

Research and development	$440	$820

Sales and marketing	$1,768	$1,543

General and administrative	$2,863	$2,956

Three-Month Transition Period Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

  Revenues

        Revenues decreased to $623,000 in the three-month transition period ended March 31, 2007 from $2,369,000 in the three months ended March 31, 2006. This decrease was primarily due to a decrease in revenues of $161,000 compared to $1,800,000 from our wireless solutions sold to ANI in the three-month transition period ended March 31, 2007 and three months ended March 31, 2006, respectively. ANI is a related party as discussed in note 4. Sales of our cable solutions were $462,000 and $463,000 in the three-month transition period ended March 31, 2007 and the three months ended March 31, 2006, respectively.

        Our revenue was concentrated among relatively few customers, as set forth in the following table.

	Three-Month Transition Period Ended March 31, 2007	Three Months Ended March 31, 2006
Customer A	72%	18%
Customer B (related party)	26%	76%

        Customer A is an MSO. Sales to customer B were of our wireless solutions.

  Cost of Revenues

        Cost of revenues consists of component and material costs, direct labor costs, warranty costs and overhead related to manufacturing our solutions.

        Cost of revenues decreased to $698,000 during the three-month transition period ended March 31, 2007 from $1,810,000 during the three months ended March 31, 2006. This decrease in cost of revenues was primarily attributable to decreases in shipments of our wireless solutions. Our gross margins during the three-month transition period ended March 31, 2007 decreased primarily due to the decrease in shipment of our solutions together with flat fixed costs.

  Research and Development

        Our research and development expenses were $2,868,000 and $2,461,000 during the three-month transition period ended March 31, 2007 and the three months ended March 31, 2006, respectively. Approximately $2,206,000 and $1,135,000 of these expenses were from our cable solutions and approximately $662,000 and $1,326,000 were from our wireless solutions for the three-month transition period ended March 31, 2007 and the three months ended March 31, 2006, respectively. These expenses consisted primarily of personnel, facilities, equipment and supplies and are charged to operations as incurred. All of our internal research and development activities were conducted in our facility in Israel.

  Sales and Marketing

        Sales and marketing expenses decreased to $1,881,000 during the three-month transition period ended March 31, 2007 compared to $2,643,000 during the three months ended March 31, 2006. Sales and marketing expenses consisted of salaries and related costs for sales and marketing employees, consulting fees and expenses for travel, trade shows, market research, branding and promotional activities.

  General and Administrative

        General and administrative expenses were $2,047,000 compared to $3,009,000 during the three-month transition period ended March 31, 2007 and the three months ended March 31, 2006, respectively. General and administrative expenses consisted primarily of personnel and related costs for general corporate functions, including finance, accounting, implementation of the Sarbanes-Oxley Act of 2002, strategic and business development and legal.

        The decrease in general and administrative expenses during the three-month transition period ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to (a) decreased charges for stock-based compensation from $1,281,000 to $447,000 and (b) decreased professional fees from $332,000 to $209,000.

  Financial Income (Financial Expenses), Net

        "Financial Income (expense), net" includes interest and investment income, foreign currency remeasurement gains and losses. Net interest expense was $3,918,000 for the three-month transition period ended March 31, 2007 compared to $269,000 for the three months ended March 31, 2006. As a result of the extinguishment of the $10,000,000 2006 Note and the $7,500,000 2006 Note, we recorded $3,263,000 in the three-month transition period ended March 31, 2007 as financial expenses consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses. In addition, we had increased interest expenses due to the 2005 Syntek Note, the $10,000,000 2006 Note and the $7,500,000 2006 Note. These increases were partially offset by interest income derived mainly from our cash and short-term investment balances, and recognition of an other-than-temporary impairment in our available-for-sale securities of $0 and ($42,000) and realized losses of $0 and $31,000 for the three-month transition period ended March 31, 2007 and the three months ended March 31, 2006, respectively.

        We recorded accretion of $323,000 during the three-month transition period ended March 31, 2007 on the 2005 Syntek Note.

  Income Taxes

        As of March 31, 2008, our Israeli subsidiaries had net operating loss carryforwards of approximately $110,000,000. These carryforwards have no expiration date.

        Our Israeli subsidiaries have been granted "Approved Enterprise" status for several investment programs. The Approved Enterprise status entitles these subsidiaries to receive tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which the subsidiaries attain taxable income. In addition, this Approved Enterprise status provides a reduced corporate tax rate of between 10% to 25% (as opposed to the usual Israeli corporate tax rate of 27% for 2008) for the remaining term of the program on the plan's proportionate share of income.

        Since our Israeli subsidiaries have not achieved taxable income, the tax benefits periods have not yet commenced. The subsidiaries' losses are expected to offset certain future earnings of the subsidiaries during the tax-exempt period; therefore, the utilization of the net operating losses will generate no tax benefits. Accordingly, deferred tax assets from such losses were not included in our fiscal 2008 annual Consolidated Financial Statements. The entitlement to the above benefits is conditioned upon the subsidiaries fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises.

Liquidity, Capital Resources and Going Concern Considerations

        Since inception, we have financed our operations principally through bank borrowings and other loans and equity sales of our common stock for approximately $198,650,000.

        As of March 31, 2008, our principal source of liquidity was $6,021,000 of cash, cash equivalents and short-term investments. On June 13, 2008, we received $4,500,000 of new funding after closing a financing of $41,000,000, which included $38,000,000 from Goldman and $3,000,000 from Syntek (the "2008 Financing"). In the 2008 Financing, we delivered the 2008 Goldman Note, $35,000,000 of which we used to payoff the outstanding 2007 Goldman Note issued in the 2007 Financing. We also delivered the 2008 Syntek Note, $1,500,000 of which we used to payoff the outstanding 2005 Syntek Note (which had $1,500,0000 of principal outstanding). The 2008 Notes are payable on December 13, 2008. Concurrent with the 2008 Financing, we paid approximately $400,000 to Goldman and Syntek for accrued interest on the 2007 Goldman Note and the 2005 Syntek Note which resulted in approximately $4,000,000 of cash available for general corporate purposes (after debt issuance costs). Our obligations under the 2008 Notes are guarantied by certain of our subsidiaries and secured by a security interest in substantially all of our assets and those of our subsidiaries. See "—Subsequent Events" and note 17 of our fiscal 2008 annual Consolidated Financial Statements.

        On March 28, 2007, we received $35,000,000 from Goldman under the 2007 Goldman Note, which included $17,500,000 of new funding and $17,500,000 of which we used to pay off the $10,000,000 2006 Note and the $7,500,000 2006 Note. The 2007 Goldman Note was redeemed with the 2008 Financing.

        Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses and negative cash flows from operations since incorporation. For the year ended March 31, 2008, we incurred a net loss of $29,939,000 and had an accumulated deficit of $305,554,000. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to raise additional capital during the next three months. We are pursuing raising additional capital to fund our operations although there is no assurance that such capital will be available to us. We also are seeking to expand our revenue base by adding new customers.

        We expect that the proceeds from the 2008 Financing will allow us to operate until September 2008. Failure to secure additional capital in the very short term or to expand our revenue base in the longer term will result in depleting our available funds and not being able to pay our obligations when they become due. The accompanying fiscal 2008 annual Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Net Cash Used in Operating Activities

        Net cash used in operating activities was $26,080,000 and $16,722,000 for the years ended March 31, 2008 and December 31, 2006, respectively. During the year ended March 31, 2008, we used cash primarily to (a) fund our net loss which included non-cash charges related to (i) depreciation and amortization of $1,039,000, (ii) write-downs of inventory of $1,250,000, (iii) financing expenses of $1,129,000 resulting from accretion of the 2005 Syntek Note and the 2007 Goldman Note, and (iv) stock-based compensation expenses of $5,103,000; (b) increase inventory by $931,000, (c) increase other current assets by $285,000; (d) increase trade payables and accrued liabilities by $4,400,000; (e) increase accrued restructuring charges by $1,282,000; (f) increase account receivables by $85,000; (g) decrease deferred revenues from a related party by $333,000 and (h) increase our liability for employee rights upon retirement by $112,000.

        During the year ended December 31, 2006, we used cash primarily to (a) fund our net loss which included non-cash charges related to (i) depreciation and amortization of $850,000, (ii) write-downs of inventory and non-cancelable purchase commitments of $514,000, (iii) financing expenses of $1,470,000 resulting from accretion of the 2005 Syntek Note, the $10,000,000 2006 Note and the $7,500,000 2006 Note, and (iv) stock-based compensation expenses of $5,402,000; (b) increase inventory by $385,000, (c) increase other current assets by $61,000; (d) decrease trade payables and accrued liabilities by $814,000; (e) increase related parties' accounts receivable by $991,000; (f) decrease account receivables by $674,000; (g) increase deferred revenues from a related party by $3,795,000 and (h) increase our liability for employee rights upon retirement by $651,000.

        During the three-month transition period ended March 31, 2007, net cash used in operations was $5,302,000, comprised mainly of our loss of $11,039,000, partially offset by (a) non-cash charges related to depreciation and amortization of $218,000, (b) stock-based compensation of $886,000, (c) financing expenses of $3,715,000 resulting from accretion of the 2005 Syntek Note, the $10,000,000 2006 Note and the $7,500,000 2006 Note delivered in the 2006 Financing and the 2007 Goldman Note delivered in the 2007 Financing, (d) an increase of liability for employee rights upon retirement of $234,000, and (e) changes in other working capital accounts of $688,000.

        During the three months ended March 31, 2006, net cash used in operations was $4,087,000, comprised mainly of our loss of $7,980,000, partially offset by (a) non-cash charges related to depreciation and amortization of $229,000, (b) financing expenses of $365,000 resulting from accretion of the 2005 Syntek Note, the $10,000,000 2006 Note and the $7,500,000 2006 Note, (c) stock-based compensation of $1,981,000, (d) an increase of liability for employee rights upon retirement of $301,000, and (e) changes in other working capital accounts of $1,017,000.

Net Cash Provided by (Used in) Investing Activities

        Net cash provided by (used in) investing activities was $5,746,000 and ($4,428,000) for the years ended March 31, 2008 and December 31, 2006, respectively.

        During the year ended March 31, 2008, cash provided from sales and maturities of our short-term investments net of purchases of short-term investments was $6,303,000. Net purchases of property and equipment were $440,000, primarily related to investment in equipment for research and development and manufacturing.

        During the year ended December 31, 2006, cash used for the purchase of short-term investments was $3,872,000. Net purchases of property and equipment were $382,000, primarily related to investment in equipment for research and development and manufacturing.

        During the three-month transition period ended March 31, 2007 and the three months ended March 31, 2006, cash provided from investing activities was $3,772,000 and $3,674,000, respectively.

        During the three-month transition period ended March 31, 2007, cash provided from sales and maturities of short-term investments net of purchases of short-term investments was $4,254,000. This amount was partially offset by purchases of property and equipment of $435,000. During the three months ended March 31, 2006, net cash provided by investing activities was $3,674,000 comprised of $3,739,000, net of sales and purchases of short-term investments which were partially offset by purchases of property and equipment of $34,000.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $1,503,000 and $26,018,000 for the years ended March 31, 2008 and December 31, 2006, respectively. During the year ended March 31, 2008, we received $1,653,000 from exercises of stock options.

        During the year ended December 31, 2006, we received net proceeds from the 2006 Financing of approximately $23,400,000, as described in note 10 of our fiscal 2008 annual Consolidated Financial Statements and $2,615,000 from exercises of stock options.

        Financing activities in the three-month transition period ended March 31, 2007 were approximately $18,248,000 related to the 2007 Financing which included the 2007 Goldman Note and proceeds we received upon the exercise of stock options. Financing activities in the three months ended March 31, 2006 were approximately $24,874,000 and related to (a) the 2006 Financing, which included the issuance of our common stock, the $10,000,000 2006 Note, the $7,500,000 2006 Note and warrants to purchase our common stock, net of issuance cost and (b) proceeds we received upon the exercise of stock options.

Selected Quarterly Data

        The following table presents unaudited quarterly financial information for each quarter in the year ended March 31, 2008, the three month transition period ended March 31, 2007 and the year ended December 31, 2006. You should read this information in conjunction with our fiscal 2008 annual Consolidated Financial Statements and the accompanying notes.

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(in thousands of U.S. $, except per share data)
Statements of Operations data:
Revenues
Revenues	$927	$799	$1,026	$354	$462
Revenues from related party	162	1,526	1,560	1,313	161

Total revenues	$1,089	$2,325	$2,586	$1,667	$623

Cost of revenues
Cost of products sold	1,101	670	1,066	393	618
Cost of products sold, related party	—	1,321	1,492	1,040	80
Write-down of inventory and purchase commitments	1,067	—	47	136	—
Insurance reimbursement for damaged inventory	—	—	—	(101)	—

Total cost of revenues	2,168	1,991	2,605	1,468	698

Gross profit (loss)	(1,079)	334	(19)	199	(75)

Operating loss	(7,596)	(7,781)	(8,024)	(7,543)	(6,871)

Loss	$(8,060)	$(8,479)	$(8,714)	$(4,686)	$(11,039)

Loss per share (basic and diluted)	$(0.43)	$(0.46)	$(0.47)	$(0.25)	$(0.61)

Weighted average number of shares of common stock outstanding
Basic and diluted	18,613	18,554	18,479	18,417	18,095

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands of U.S. $, except per share data)
Statements of Operations data:
Revenues
Revenues	$413	$161	$136	$569
Revenues from related party	1,343	953	2,625	1,800

Total revenues	$1,756	$1,114	$2,761	$2,369

Cost of revenues
Cost of products sold	354	133	52	318
Cost of products sold, related party	1,085	795	1,881	1,492
Write-down of inventory and purchase commitments	255	169	—	—
Insurance reimbursement for damaged inventory	(710)	—	—	—

Total cost of revenues	984	1,097	1,933	1,810

Gross profit	772	17	828	559

Operating loss	(5,857)	(6,958)	(6,642)	(7,554)

Loss from continuing operations	(6,533)	(7,718)	(7,273)	(7,980)
Discontinued operations	—	48	30	—

Loss	$(6,533)	$(7,670)	$(7,243)	$(7,980)

Loss per share (basic and diluted)	$(0.36)	$(0.43)	$(0.41)	$(0.50)

Weighted average number of shares of common stock outstanding
Basic and diluted	18,035	17,956	17,611	15,859

Off-Balance Sheet Arrangements

        We did not undertake any off-balance sheet arrangements during the year ended March 31, 2008.

Subsequent Events

  2005 Syntek Note

        We previously delivered a $5,000,000 letter of credit in connection with the 2005 Syntek Note which was reflected as "Restricted cash" on our Balance Sheets. In accordance with the terms of the 2005 Syntek Note, on April 14, 2008, Syntek drew upon the letter of credit for payment of the $5,000,000. See note 5 and note 7 of our fiscal 2008 annual Consolidated Financial Statements for a description of the restricted cash and the 2005 Syntek Note.

  2008 Financing

        On June 13, 2008, we received $4,500,000 of new funding after closing a financing of $41,000,000, which included $38,000,000 from Goldman and $3,000,000 from Syntek (the "2008 Financing"). In the 2008 Financing, we delivered to Goldman a $38,000,000 20% Senior Secured Convertible Note, payable on December 13, 2008 (the "2008 Goldman Note"), $35,000,000 of which we used to payoff the outstanding 2007 Goldman Note. We also delivered to Syntek a $3,000,000 20% Senior Secured Convertible Note, payable on December 13, 2008 (the "2008 Syntek Note"), $1,500,000 of which we used to payoff the 2005 Syntek Note. Following these redemptions, our net proceeds form the 2008 Financing were approximately $4,400,000. Concurrent with the 2008 Financing, we paid approximately $400,000 to Goldman and Syntek for accrued interest on the 2007 Goldman Note and the 2005 Syntek

Note which resulted in approximately $4,000,000 of cash available for general corporate purposes (after debt issuance costs). Our obligations under the 2008 Notes are guarantied by certain of our subsidiaries and secured by a security interest in substantially all of our assets and those of our subsidiaries. See note 17 of our fiscal 2008 annual Consolidated Financial Statements.

        The 2008 Notes are convertible into shares of our common stock as follows: (a) at the holder's option, if there occurs a Qualified Equity Investment (as defined in the 2008 Notes), at a price per share equal to the price per share paid for Equity Securities (as defined in the 2008 Notes) in such Qualified Equity Investment by investors unaffiliated with us; (b) at the holder's option, if there occurs a Non-Qualified Equity Investment (as defined in the 2008 Notes), at a price per share equal to 90% of the price per share paid for Equity Securities (as defined in the 2008 Notes) in such Non-Qualified Equity Investment by investors unaffiliated with us; and (c) at the holder's option at any time at an initial conversion price of $5 per share. In addition, a pro rata portion of the 2008 Syntek Note in the ratio of 35:1.5 will be automatically converted into shares of our common stock upon the conversion of all or any portion of the 2008 Goldman Note pursuant to the Qualified Equity Investment option or the Non-Qualified Equity Investment option.

        In the event of a Fundamental Transaction (as defined in the 2008 Notes to include sales of our assets and certain business combinations), the holder may, at its option, require us to redeem all or any portion of the 2008 Notes at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a cash "make-whole" premium, calculated in accordance with the terms of the 2008 Notes. In addition, a pro rata portion of the 2008 Syntek Note in the ratio of 1/2:1 will be automatically redeemed upon the redemption of all or any portion of the 2008 Goldman Note pursuant to the Fundamental Transaction option.

        Under the Amended and Restated Registration Rights Agreement executed in connection with the 2008 Notes, at any time after June 1, 2010, we must register and offer publicly all or any part of our securities owned by Goldman or Syntek if Goldman or Syntek demands such a registration and offer, subject to certain conditions. In addition, Goldman and Syntek have "piggyback" registration rights to include any of our securities owned by them in a registered offering of our securities, subject to certain conditions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

        See our fiscal 2008 annual Consolidated Financial Statements and accompanying notes appearing in this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

  (a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

  (b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 31, 2008.

  (c)   Changes in Internal Control Over Financial Reporting.

        We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

        There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Current Directors

        Listed below are our current directors:

        Margaret A. Bellville (age 54) has been a member of our board of directors since November 2006. Since 2004, Ms. Bellville has been a partner at CarterBaldwin, a national executive search services firm based in Roswell, Georgia. From 2002 to 2004, Ms. Bellville served as chief operating officer and executive vice president of Charter Communications, a broadband communications company (NASDAQ: CHTR). From 2001 to 2002, Ms. Bellville was president and chief executive officer of Incanta, Inc., a technology-based streaming content business based in Atlanta, Georgia. Ms. Bellville also served in various capacities at Cox Communications from 1995 to 2001, last serving as executive vice president of operations from 1999 to 2001.

        Ronn Benatoff (age 58) has been a member of our board of directors since July 2004. Mr. Benatoff is a long-time entrepreneur in international trade and from 2000 until August 2007 served as the Managing Director—Israel for Syntek Capital A.G., an investment holding company based in Germany ("Syntek"). Mr. Benatoff has served as chairman of Italinvest Ltd. since 1999 and as a director of Xcitel Ltd. from 2003 until 2007. Mr. Benatoff has been associated with Fideco SpA since 1990, and at various times served as its chairman of the board of directors and/or an executive of the company. From 2002 until 2004, Mr. Benatoff was a director with Adyoron Intelligent Systems Ltd., acting as chairman of the board from 2002 until mid-2003. Mr. Benatoff also was previously chief executive officer of Cifideco Ltd., a Hong Kong-based company with subsidiaries in Spain and Argentina. Mr. Benatoff was a member of the board of directors of Xtend Networks Ltd. from 2001 until 2004, when we acquired that company. Mr. Benatoff is fluent in English, French, Hebrew, Italian and Spanish. In our acquisition of Xtend Networks Ltd., Syntek, a former shareholder of Xtend, was given the right to nominate one representative to our board of directors. Mr. Benatoff was nominated pursuant to this right. In April 2008, irrevocably waived its right to nominate a representative to our board of directors.

        Lewis S. Broad (age 50) has been a member of our board of directors since 1999. From May 2000 until December 2002, Mr. Broad served as chief executive officer of Portfab LLC, a manufacturer of heating enclosures. Prior to November 1999, and since December 2002, Mr. Broad has been self-employed as a private investor. From 1996 until July 2004, Mr. Broad was a member of the board of directors of Vesta Corp., a company specializing in payment processing and fraud prevention for telephone and Internet transactions. From 1994 until 1999, Mr. Broad also served as a director of DSP Communications, Inc.

        Neill H. Brownstein (age 64) has been a member of our board of directors since 1999. Since July 2005, Mr. Brownstein has served as a founder of Footprint Ventures, a Cayman Island-based venture capital firm with operations in India, Israel and the United States. Mr. Brownstein is president of Neill H. Brownstein Corporation, a strategic investment management consulting firm that he founded in 1976. From 1970 to 1995, Mr. Brownstein was associated with Bessemer Securities Corporation and Bessemer Venture Partners, and during that period he served as a founding general partner of three affiliated venture capital funds. Mr. Brownstein also served on the board of directors of Giga Information Group from December 1995 until March 2003, when Giga Information Group was acquired by Forrester Research. From 1994 until 1999, Mr. Brownstein also served as a director of DSP Communications, Inc. Mr. Brownstein resigned from our board of directors effective June 26, 2008.

        James A. (Jim) Chiddix (age 62) has served as vice chairman of our board of directors since March 2007. From 2004 until March 2007, Mr. Chiddix served as chairman and chief executive officer of OpenTV Corp. (Nasdaq: OPTV), a provider of software solutions for the delivery of digital and interactive television. Mr. Chiddix continues to serve as a director and vice chairman of OpenTV. From

2001 to 2004, Mr. Chiddix was president of Mystro TV, a business and technology development division of Time Warner Inc. Mr. Chiddix served as chief technical officer at Time Warner Cable from 1998 to 2001 and senior vice president, engineering and technology from 1986 to 1998. Before joining Time Warner's corporate office, Mr. Chiddix held a variety of engineering and operating positions with two Hawaiian cable companies which were acquired by Time Warner's predecessor, American Television & Communications Corporation. Mr. Chiddix was inducted into the Cable Pioneers in 1991. In 1994, Mr. Chiddix and his Time Warner Cable engineering team won an Emmy Award for their work on hybrid fiber/coax architecture. Mr. Chiddix's other cable industry awards include being named 1989 "Man of the Year" by CED Magazine, and the National Cable Television Association's (NCTA) 1983 Vanguard Award for work on the introduction of addressable converters and NCTA's 1991 "President's Award" for his fiber work. Mr. Chiddix has served with numerous cable industry associations and governmental boards, including the Computer Science and Telecommunications Board (an arm of the National Research Council), The Cable Center and Museum in Denver and The Society of Cable Television Engineers. In addition to OpenTV, Mr. Chiddix currently serves on the board of directors of Symmetricom, Inc. (Nasdaq: SYMM) and Dycom Inc. (NYSE: DY). In 2007, the Cable Center inducted Jim into the Cable Hall of Fame.

        Avraham Fischer (age 52) has been a member of our board of directors since 1996. Mr. Fischer is co-managing partner of Fischer Behar Chen Well Orion & Co., a law firm located in Tel Aviv, Israel, where he has served since 1982. Mr. Fischer is deputy chairman of IDB Holding Corporation Ltd., Israel's largest holding company, and co-chief executive officer of Clal Industries and Investments Ltd., one of IDB's two principal subsidiaries focused on the hi-tech, bio-tech, real estate and trade sectors. Mr. Fischer is also the co-founder and vice-chairman of Ganden Holdings Ltd., a holding company that has a controlling interest in IDB Holdings, and a co-founder and co-chairman of Ganden Tourism and Aviation Ltd., Israel's second largest tourism and aviation group. Mr. Fischer is a member of the board of directors of IDB Holding Corporation Ltd. (TASE: IDBH); Discount Investment Corporation Ltd. (TASE: DISI); Makhteshim-Agan Industries Ltd. (TASE: MAIN); Koor Industries Ltd. (NASDAQ and TASE: KOR); Clal Industries and Investments Ltd. (TASE: CII) and other privately-held corporations. Mr. Fischer is a founder and board member of Matan, a non-profit organization dedicated to supporting programs that improve the conditions and prospects of people in need. Mr. Fischer earned his degree in law from the Tel Aviv University and is a Lieutenant Colonel (Res.) in the Israel Defense Forces.

        Davidi Gilo (age 51) has served as chairman of our board of directors since 1996. Mr. Gilo served as our chief executive officer from October 2001 until March 2007 and from April 1999 until October 2000. Mr. Gilo also served as our Interim chief financial officer from October 2001 until August 2002. From October 1998 until November 1999, Mr. Gilo served as chairman of the board of directors of DSP Communications, Inc., a developer of chip sets for wireless personal communication applications, and from June 1999 until November 1999, he served as DSP Communications' chief executive officer. Mr. Gilo also served as the chairman of the board of directors of DSP Communications from its founding in 1987 through 1999. Mr. Gilo served as chairman of the board of directors of Zen Research N.V., a developer of technology and intellectual property for use in CD and DVD optical storage devices, between 1995 and 1999, and served as Zen Research plc's chairman from April 2000 to October 2003. Between 1987 and 1993, Mr. Gilo was president and chief executive officer of DSP Group, Inc., and he served as chairman of the board of directors of DSP Group from 1987 until 1995. Mr. Gilo is a director of Arcadian Networks, Inc. and OrNim Inc., both privately-held companies.

        Samuel L. Kaplan (age 72) has been a member of our board of directors since 1999. Mr. Kaplan has been a partner in the law firm of Kaplan, Strangis and Kaplan, P.A. of Minneapolis, Minnesota since 1978. Mr. Kaplan is a director of Piper Jaffray Companies (NYSE: PJC) and Cambria Enterprises. Mr. Kaplan served as president of Banking Corporation of Florida from 2002 through 2006. From 1999 to 2004, Mr. Kaplan was a director of Associated Bank-Corp of Minnesota. From 1991 until June 1999, Mr. Kaplan also served as a director of DSP Group, Inc.

        Benita Fitzgerald Mosley (age 46) has been a member of our Board of Directors since September 2007. Ms. Fitzgerald Mosley has served as President and CEO of Women in Cable Telecommunications ("WICT") since 2001, and is a current trustee and past president of the Board of Trustees of the Women's Sports Foundation and a member of the advisory board of iVillage and We: Women's Entertainment. Prior to joining WICT, Ms. Fitzgerald Mosley served in a variety of roles with the United States Olympic Committee beginning in 1995, including, Director of Olympic Training Centers from 1997 to 2000. She also served as the Director of the Olympic Training Center in San Diego from 1995 to 1997, and Director of all public relations programs from 2000 to 2001. Ms. Fitzgerald Mosley was a member of the 1980 and 1984 U.S. Olympic Teams and won a gold medal in the 100-meter hurdles in the 1984 Olympic Games in Los Angeles.

        Alan L. Zimmerman (age 65) has been a member of our board of directors since 1999. Since 1994, Mr. Zimmerman has served as co-chief executive officer and director of Law Finance Group, Inc., a provider of financing to law firms, parties engaged in legal proceedings and probate executors, heirs and trustees. Mr. Zimmerman also serves as a manager and/or director of several companies affiliated with Law Finance Group, Inc., including Law Finance Group Holdings, LLC; Law Investment Company, LLC; BZM, LLC; Estate Finance Group, LLC; A.L. Zimmerman Capital, LLC; Law Finance Limited; and LFG National Capital, LLC. Mr. Zimmerman is a partner of Litigation Resource Counsel, LLP, a law firm located in San Francisco, California.

Current Executive Officers

        Listed below are our current executive officers:

        Wayne H. Davis (age 54) was named our chief executive officer in March 2007. Prior to joining us, Mr. Davis joined Charter Communications Inc. (NASDAQ: CHTR) in 2001 and most recently served as its executive vice president, engineering and chief technology officer. Prior to that time, Mr. Davis served in various capacities at Charter Communications, including vice president engineering, western division. From 1999 to January 2000, Mr. Davis was vice president of engineering at Comcast Corporation (Nasdaq: CMCSA), serving as Comcast's engineering lead in managing the integration and upgrade of plant acquired from Jones Intercable Inc., into the Comcast network. Mr. Davis joined Jones Intercable, Inc. in 1984 and served until its acquisition by Comcast. While at Jones Intercable, Mr. Davis rose from fund engineering director for that company's Midwest systems to vice president, technical operations and group vice president, engineering.

        David Feldman (age 52) was named our chief technology officer in July 2007. Prior to joining us, Mr. Feldman served from August 2006 to July 2007 as Principal Member Technical Staff at Advanced Micro Devices (Nasdaq: AMD), where he was responsible for PC-based digital cable television receiver solutions. From 2003 to 2006, Mr. Feldman served as Vice President, Technology with Charter Communications (Nasdaq: CMCSA). Prior to 2003, Mr. Feldman was with Jones Intercable, Inc. for six years. Prior to Charter and Jones Intercable, Mr. Feldman served as Vice President, Engineering for Nova-Net Communications for seven years, and was a staff engineer at Phasecom. Mr. Feldman also served as a consultant for, or on staff of, a variety of other companies such as American Television & Communications; MediaOne; Sprint Nextel Corporation; U.S. West Wireless; and Convacent Corporation.

        Robert K. Mills (age 44) was named our chief financial officer in August 2007. Prior to joining us, Mr. Mills was chief financial officer of Tri-S Security Corporation (NASDAQ: TRIS). From 1999 to 2005, Mr. Mills was chief financial officer of Knology, Inc. (Nasdaq: KNOL), a broadband communications provider, where he was a key participant in growing the subscriber base, negotiating contracts, business planning and mergers and acquisitions. From 1994 to 1999, Mr. Mills was Vice President, Treasurer and Strategic Planning for Powertel, Inc., a wireless telephone service provider. Mr. Mills is a certified public accountant and served as an auditor with an international accounting firm for seven years.

        Tashia L. Rivard (age 39) has served as our general counsel and corporate secretary since June 2006, and as our deputy general counsel from July 2005 until her appointment as general counsel. Prior to joining us, Ms. Rivard was an attorney at Adaptec, Inc. (Nasdaq: ADPT), a provider of storage solutions for data, practicing securities and general corporate law from January 2005 to July 2005. Prior to that time, Ms. Rivard practiced securities, mergers and acquisitions and general corporate law at Montgomery & Hansen LLP (formerly Montgomery Law Group, LLP) from November 2003 to December 2004; Brobeck, Phleger & Harrison, LLP in Palo Alto, California from May 2000 to December 2001; Warner Norcross & Judd LLP in Grand Rapids, Michigan from 1995 to April 2000 and from April 2002 to November 2003. Ms. Rivard is licensed to practice law in California, Georgia and Michigan.

        Walter Ungerer (age 39) has served as our executive vice president, corporate strategy and investor relations since September 2007, and prior to that time, as vice president, corporate communications from November 2004 to September 2007. Mr. Ungerer has over 10 years of experience managing finance, investor relations and communications within organizations that have earned recognition from Reuters, Frost and Sullivan and an Emmy Award from the National Academy of Television Arts and Sciences. Prior to joining us, Mr. Ungerer was director of investor relations at Concurrent Computer Corporation (Nasdaq: CCUR) from 2001 until October 2004. Previously, Mr. Ungerer held various positions with Scientific-Atlanta, a Cisco company (Nasdaq: CSCO), which he joined in 1996 as assistant manager of structured trade finance, and he was promoted to manager of corporate treasury services and manager of investor relations before leaving the company in 2001. Previously, Mr. Ungerer spent four years in various finance related positions at Fortune 100 companies Eaton Corporation (NYSE: ETN) and Cooper Industries (NYSE: CBE).

Former Executive Officers

        The following individuals served as executive officers during the fiscal year ended March 31, 2008:

        Avner Kol (age 55) served as our chief operating officer from November 2005 until January 2008. From February 2005 until November 2005, Mr. Kol served as site manager of our Norcross, Georgia operations and manager of our T1 business unit. From January 2000 until January 2005, Mr. Kol was general manager of Vyyo Ltd., our wholly-owned subsidiary based in Israel. From 1977 to 1999, Mr. Kol was vice president of operations for DSP Communications, Inc., which was acquired by Intel Corporation in 1999.

        Arik Levi (age 38) served as our chief financial officer from February 2003 until August 2007, and previously served as our corporate secretary from February 2006 until June 2006. Mr. Levi previously served as our interim chief financial officer from November 2002 until his appointment in February 2003 to chief financial officer. Mr. Levi first served as our Israeli controller from March 2000 until November 2001 and as our vice president, finance from November 2001 until November 2002. Prior to joining us, Mr. Levi was as an auditor at Kesselman & Kesselman CPAs (Isr.), a member of PricewaterhouseCoopers International Limited, and its predecessor accounting firm, from 1994 through 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The SEC regulations also require these persons to furnish us with a copy of all Section 16(a) reports that they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the fiscal year ended March 31, 2008.

Code of Ethics

        We have adopted a code of conduct and ethics for all of our employees and directors, including our chief executive officer, chief financial officer, other executive officers and senior financial personnel. A copy of our code of conduct and ethics is posted on our website at www.vyyo.com. Our code of business conduct and ethics may be found on our website as follows:

  •
  from our main Web page, first click on "Investors" and then click on "Corporate Governance."

  •
  Next, click on the document entitled "Code of Conduct and Ethics."

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct and ethics by posting the required information on our website, at the address and location specified above.

Corporate Governance and Independence Issues

        We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors since the proxy statement that we filed for our 2007 annual meeting of stockholders.

        Pursuant to our governance principles, our board of directors annually considers whether a director or nominee has any relationship which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of our directors other than Ms. Bellville and Messrs. Chiddix, Fischer and Gilo, qualify as independent directors as defined by the Sarbanes-Oxley Act of 2002 and the National Association of Securities Dealers listing standards, including such definitions applicable to each committee of the board of directors upon which he or she serves or served.

        Our board of directors has three standing committees: Audit Committee, Compensation Committee and Nominating Committee. All committees operate under written charters approved by our board of directors, which are available at our website at www.vyyo.com/Investors/Corporate Governance. We also will provide a copy of these charters to any stockholder upon request.

        The Audit Committee of the board of directors is a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act and the rules thereunder. The Audit Committee operates under a written charter approved by our board of directors, which is available at our website at www.vyyo.com/Investors/Corporate Governance. We also will provide a copy of this charter upon request to Investor Relations, Vyyo Inc, 6625 The Corners Parkway, Suite 100, Norcross, Georgia 30092. The current members of our Audit Committee are Neill H. Brownstein (chairman), Lewis S. Broad and Samuel L. Kaplan. The board of directors has determined that the members of the Audit Committee are independent under the Nasdaq listing requirements and the Exchange Act and the rules thereunder, and that Mr. Brownstein is an "audit committee financial expert" in accordance with the rules established by the SEC. Mr. Brownstein resigned from our board of directors effective June 26, 2008. Our board has not yet determined whether another member of our Audit Committee qualifies as an "audit committee financial expert."

        Our Compensation Committee is comprised of Broad (chairman), Kaplan and Zimmerman, and our Nominating Committee is comprised of Messrs. Zimmerman (chairman), Broad and Kaplan, all of whom are independent directors as defined by NASD listing standards.

        As previously described in this Annual Report on Form 10-K, our common stock was de-listed from The Nasdaq Global Market effective April 21, 2008. Accordingly, the Nasdaq listing requirements no longer apply to us.

Item 11.    Executive Compensation

Summary Compensation Table

        This table summarizes the compensation paid to or earned by our named executive officers. The "named executive officers" are our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers as of March 31, 2008 and Messrs. Kol and Levi, each of whom would have been one of our two most highly compensated officers had they been serving as an executive officer as of March 31, 2008.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)	Option Awards ($)(3)		All Other Compensation		Total ($)
Wayne H. Davis(4) Chief Executive Officer	Stub 2007 2006	$75,000 234,375 —	— — —	$296,042 624,590 —		$5,685 17,054 —	(5) (6)	$376,727 876,019 —
Tashia L. Rivard General Counsel and Corporate Secretary	Stub 2007 2006	55,000 206,667 185,417	— 35,000 36,877	51,530 131,155 148,705		1,798 7,190 6,190	(7) (8)	108,328 380,012 377,189
Walter J. Ungerer Executive Vice President, Corporate Strategy and Investor Relations	Stub 2007 2006	52,500 169,167 140,000	— — —	50,464 98,062 114,725		4,191 55,765 52,415	(9) (10)	107,155 322,994 307,140
Avner Kol Former Chief Operating Officer	Stub 2007 2006	20,833 250,000 250,000	— 60,000 —	— 256,833 359,187	(11)	12,297 43,533 12,502	(12) (13)	33,130 610,366 621,689
Arik Levi(14) Former Chief Financial Officer	Stub 2007 2006	32,944 202,838 175,464	— — 50,000	20,909 136,991 246,420		39,116 52,132 64,041	(15) (16)	92,969 391,961 535,925

(1)
On November 15, 2007, our board of directors changed our fiscal year end from December 31 to March 31. The period designated as "Stub" represents the period from January 1, 2008 to March 31, 2008. "2007" refers to the period beginning January 1, 2007 and ending December 31, 2007, and "2006" refers to the period beginning January 1, 2006 and ending December 31, 2006.

(2)
For named executive officers in the United States, includes salary deferred under the Vyyo Inc. 401(k) Savings Plan, and for named executive officers in Israel, includes employee insurance coverage mandated by Israeli law (which may be used, in the discretion of the employee, for life insurance, savings or a mix of both).

(3)
Amounts shown in this column do not reflect the compensation actually received by the named executive officer. Instead, these amounts represent the compensation expense we recognized during the reported periods for financial accounting purposes. The amounts shown exclude the effects of estimated forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed during the reported periods were determined in accordance with SFAS 123(R). For additional valuation assumptions, see note 1 "Significant Accounting Policies—Employee Stock-Based Compensation" to our fiscal 2008 annual Consolidated Financial Statements. The awards for which expense is shown in this table include options granted in the last fiscal year as well as options granted in prior fiscal years, all as described in the "Outstanding Equity Awards at Fiscal Year-End" table appearing below for which we continued to recognize expense during the reported periods. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense that we recognize.

(4)
Mr. Davis joined us in March 2007.

(5)
Includes $5,490 for group health insurance and $195 for life insurance premiums paid by us.

(6)
Includes $16,469 for group health insurance and $585 for life insurance premiums paid by us.

(7)
Includes $1,681 for group health insurance and $117 for life insurance premiums paid by us.

(8)
Includes $6,722 for group health insurance and $468 for life insurance premiums paid by us.

(9)
Includes $4,082 for group health insurance and $109 for life insurance premiums paid by us.

(10)
Includes $16,328 for group health insurance and $437 for life insurance premiums paid by us, and $39,000 in compensation expense related to Mr. Ungerer's exercise of a stock option granted at a discount from the market price of our common stock on the date of grant.

(11)
Mr. Kol's employment terminated as of January 30, 2008. In connection with his termination, certain unvested options previously granted to Mr. Kol were cancelled. Given this cancellation, we did not recognize compensation expense during this period for Mr. Kol. Under Mr. Kol's separation agreement, he continues to receive severance payments as previously disclosed by us on our Current Report on Form 8-K filed with the SEC on March 18, 2008.

(12)
Includes $1,828 for group health insurance; $52 for life insurance premiums; and $10,417 related to Mr. Kol's termination of employment paid by us.

(13)
Includes $21,940 for group health insurance; $624 for life insurance premiums; and $20,969 related to educational benefits paid by us.

(14)
Compensation paid to Mr. Levi was in New Israeli Shekels (NIS). For purposes of reporting the compensation in United States dollars in this table, we converted the monthly compensation earned in NIS into United States dollars using the prevailing exchange rate as of the last day of each month during the reported periods, since we pay salaries to our Israeli employees once a month at the end of each month.

(15)
Mr. Levi's employment terminated effective March 1, 2008. Although under Israeli law his effective date of termination is considered November 30, 2008 (the date through which severance is paid), he is no longer performing services for us. Under Mr. Levi's separation agreement, he continues to receive severance payments as previously disclosed by us on our Current Report on Form 8-K filed with the SEC on April 14, 2008. The amount reported includes $4,534 for group health insurance; $646 of deposits made by us as required by Israeli law for amounts payable to Israeli employees upon termination of employment; $4,083 of deposits made by us for educational funds; $5,488 for an automobile lease paid by us; and $24,365 related to Mr. Levi's termination of employment.

(16)
Includes $2,283 for group health insurance; $16,025 of deposits made by us as required by Israeli law for amounts payable to Israeli employees upon termination of employment; $14,428 of deposits made by us for educational funds; and $19,396 for an automobile lease paid by us.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

        Wayne H. Davis.    On March 21, 2007, we entered into an employment agreement with Mr. Davis, our chief executive officer (the "Davis Agreement"). The Davis Agreement is for a three-year term, with automatic one-year renewals, subject to termination upon prior notice by either party. Mr. Davis will receive an annual base salary of $300,000, which will be reviewed on or before December 31, 2007 and thereafter based on Mr. Davis' services and our financial results. Mr. Davis may become eligible to receive an annual cash bonus up to $300,000 based on performance objectives to be agreed to by Mr. Davis and our board of directors. We also granted Mr. Davis a stock option to purchase 600,000 shares of our common stock subject to standard vesting for new employees: 25% vest at the one year anniversary of the grant with the remaining vesting in equal monthly installments for the next 36 months. The original exercise price of the stock options was $6.31, the closing price of our common stock on the grant date. In connection with the repricing program described below in footnote 1 to the "Outstanding Equity Awards at Fiscal-Year End" table, the exercise price was reduced to $1.40, the closing price of our common stock on the date of the repricing. Mr. Davis accrues 30 days of paid vacation for each calendar year during the term of his agreement.

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

        If Mr. Davis' employment is terminated upon a "Change of Control" (as defined in the Davis Agreement), Mr. Davis will be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary plus 100% of his annual target bonus in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year for Mr. Davis and his spouse and dependent children. If upon a Change of Control Mr. Davis is offered employment by our successor with responsibilities substantially similar to those in the Davis Agreement and Mr. Davis does not accept the offer, 33.3% of Mr. Davis' stock options will immediately vest. If upon a Change of Control Mr. Davis accepts employment by our successor with responsibilities substantially similar to those in the Davis Agreement, 33.3% of Mr. Davis' stock options will immediately vest. If Mr. Davis terminates his employment for Good Reason (as defined in the Davis Agreement) with our successor on or after the six-month anniversary of his employment, all remaining stock options held by Mr. Davis will immediately vest.

        Tashia L. Rivard.    On November 8, 2007, we entered into an employment agreement with Ms. Rivard, our general counsel and corporate secretary (the "Rivard Agreement"), effective as of September 1, 2007.

        The Rivard Agreement is for a two-year term, with automatic one-year renewals, subject to termination upon prior notice by either party. Ms. Rivard will receive an annual base salary of $220,000, which will be reviewed on or before December 31, 2008 and thereafter based on Ms. Rivard's services and our financial results. Ms. Rivard is eligible to receive employee benefits available to all employees and may become eligible to receive an annual cash bonus based on performance objectives to be agreed to by Ms. Rivard and our chief executive officer.

        If the Rivard Agreement is terminated without "Cause" (as defined therein) before the initial two-year term, we must pay Ms. Rivard severance equal to six months of her annual salary (without bonus), payable over such period in accordance with our usual payroll practices.

        If Ms. Rivard's employment is terminated upon a "Change of Control" (as defined in the Rivard Agreement), Ms. Rivard shall be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to her annual salary in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year. If upon a Change of Control, Ms. Rivard is offered employment by our successor with responsibilities substantially similar to those in the Rivard Agreement and she does not accept the offer, 33.3% of her stock options will immediately vest. If upon a Change of Control, Ms. Rivard accepts employment by our successor with responsibilities substantially similar to those in the Rivard Agreement, 33.3% of her stock options will immediately vest. If Ms. Rivard terminates her employment for Good Reason (as defined in the Rivard Agreement) with our successor on or after the six-month anniversary of the effective date of the Rivard Agreement, all remaining stock options held by Ms. Rivard will immediately vest.

        Walter J. Ungerer.    On November 8, 2007, Mr. Ungerer, our former vice president of corporate communications and investor relations, was promoted to executive vice president, corporate strategy and investor relations pursuant to the terms of an employment agreement (the "Ungerer Agreement"), effective as of September 1, 2007.

        The Ungerer Agreement is for a two-year term, with automatic one-year renewals, subject to termination upon prior notice by either party. Mr. Ungerer will receive an annual base salary of $210,000, which will be reviewed on or before December 31, 2008 and thereafter based on Mr. Ungerer's services and our financial results. Mr. Ungerer is eligible to receive employee benefits available to all employees and may become eligible to receive an annual cash bonus based on performance objectives to be agreed to by Mr. Ungerer and our chief executive officer. Mr. Ungerer also was granted a stock option to purchase 30,000 shares of our common stock which will vest in equal monthly installments for the next 48 months. The original exercise price of the stock options was $5.99, the closing price of our common stock on the grant date. In connection with the repricing program described below in footnote 1 to the "Outstanding Equity Awards at Fiscal-Year End" table, the exercise price was reduced to $1.40, the closing price of our common stock on the date of the repricing.

        If the Ungerer Agreement is terminated without "Cause" (as defined therein) before the initial two-year term, we must pay Mr. Ungerer severance equal to six months of his annual salary (without bonus), payable over such period in accordance with our usual payroll practices.

        If Mr. Ungerer's employment is terminated upon a "Change of Control" (as defined in the Ungerer Agreement), Mr. Ungerer shall be entitled to (a) in lieu of the severance described in the foregoing paragraph, severance equal to his annual salary in effect during the year in which a Change of Control occurs; (b) immediate vesting of all unvested stock options; and (c) continuation of life, health, disability, vision, hospitalization, dental and other insurance coverage for one year. If upon a Change of Control, Mr. Ungerer is offered employment by our successor with responsibilities substantially similar to those in the Ungerer Agreement and he does not accept the offer, 33.3% of his stock options will immediately vest. If upon a Change of Control, Mr. Ungerer accepts employment by our successor with responsibilities substantially similar to those in the Ungerer Agreement, 33.3% of his stock options will immediately vest. If Mr. Ungerer terminates his employment for Good Reason (as defined in the Ungerer Agreement) with our successor on or after the six-month anniversary of the effective date of the Ungerer Agreement, all remaining stock options held by Mr. Ungerer will immediately vest.

        Separation Agreement and Consulting Agreement of Avner Kol.    We entered into a separation agreement and release and a consulting agreement with Mr. Kol, our former chief operating officer, both effective as of March 14, 2008. The separation agreement and release provides that Mr. Kol will receive $104,167 (which amount includes accrued vacation pay) to be paid over normal pay periods for five months, subject to Mr. Kol's continued satisfaction of various covenants set forth in the agreement.

Mr. Kol's outstanding stock options will continue to vest through December 31, 2008, at which time he will hold 237,334 vested options, at exercise prices ranging from $3.35 to $6.92. Mr. Kol will be allowed to exercise his options that have vested on or before December 31, 2008 no later than March 31, 2009.

        The consulting agreement provides that in exchange for certain services that may be performed by Mr. Kol to Vyyo Ltd, our wholly-owned Israeli subsidiary, Vyyo Ltd. will pay Mr. Kol $20,833 per month for six months, subject to Mr. Kol's continued satisfaction of various covenants set forth in the consulting agreement. These payments will commence after the payments have been made to Mr. Kol under the separation agreement and release described above. The monthly payments are inclusive of any and all other amounts for social or other benefits, including, but not limited to, contributions or deductions with respect to National Insurance or social security, health tax or unemployment insurance.

        Separation Agreement of Arik Levi.    Vyyo Ltd., our wholly-owned subsidiary, entered into a separation agreement and release with Mr. Levi, effective as of April 8, 2008. The separation agreement provides that Mr. Levi will receive approximately 833,000 NIS (New Israeli Shekels), or approximately $229,000 in United States dollars, payable in monthly increments through November 30, 2008. The total amount payable to Mr. Levi is inclusive of all amounts otherwise payable to Mr. Levi in connection with the termination of his employment, including severance payments required under contract and Israeli law, Employee Recreation Pay required by Israeli law and accrued vacation days. In addition, Vyyo Ltd. will transfer to Mr. Levi the ownership of his Manager Insurance policies and Continuous Education Funds in accordance with Israeli law. Mr. Levi's outstanding stock options will continue to vest through November 30, 2008, at which time he will hold 177,750 vested options, at exercise prices ranging from $2.27 to $5.22. Mr. Levi will be allowed to exercise his options that have vested on or before November 30, 2008 no later than March 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

        The table below sets forth details concerning outstanding option awards as of March 31, 2008 made in the current and prior fiscal years to the named executive officers. All of the following options have five-year terms.

Option Awards

				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
						Option Exercise Price ($)(1)
Name							Option Expiration Date
	Exercisable	Unexercisable
Wayne H. Davis	150,000 —	450,000 —	(2)	— 336,000	(3)	$1.40 1.37	3/20/2012 3/4/2013
Robert K. Mills	— —	150,000 —	(4)	— 140,000	(3)	1.40 1.37	8/8/2012 3/4/2013
Tashia L. Rivard	26,666 34,999 6,250 —	13,334 45,001 23,750 —	(5) (6) (7)	— — — 140,000	(3)	1.40 1.40 1.40 1.37	8/10/2010 6/28/2011 5/9/2012 3/4/2013
Walter J. Ungerer	33,333 7,500 10,416 2,500 —	6,667 2,500 39,584 27,500 —	(8) (9) (10) (11)	— — — — 140,000	(3)	1.40 1.40 1.40 1.40 1.37	11/16/2009 3/21/2010 5/9/2012 11/7/2012 3/4/2013
Avner Kol(12)	40,000 46,500 80,000 21,250	— 46,500 — 108,750	(14)	— — — —		3.40 5.22 3.35 6.92	3/31/2009 3/31/2009 3/31/2009 3/31/2009	(13) (15) (16) (17)
Arik Levi(18)	10,000 30,000 50,000 — — — 45,000 24,000	— — — — — — 45,000 —	(26)	— — — 20,000 20,000 20,000 — —	(22) (23) (24)	2.27 2.90 3.92 7.50 9.00 10.50 5.22 3.35	3/31/2009 3/31/2009 3/31/2009 3/31/2009 3/31/2009 3/31/2009 3/31/2009 3/31/2009	(19) (20) (21) (25) (25) (25) (27) (28)

(1)
On March 4, 2008, our board of directors approved a repricing program for all outstanding options previously granted to current employees, including executive officers, and our chairman and vice chairman of the board of directors. The options were repriced to $1.40 per share, the closing price of our common stock on The Nasdaq Global Market on March 4, 2008. The other terms of the options, including vesting schedules and term, remain unchanged as a result of the repricing.

(2)
This option originally granted on March 21, 2007 vests as follows: 25% of the option is vested beginning one year after date of grant with the remaining vesting in equal monthly installments over the next 36 months.

(3)
These options granted on March 5, 2008 vest in equal increments of 25% upon the achievement of certain business objectives.

(4)
This option originally granted on August 9, 2007 vests as follows: 25% of the option is vested beginning one year after date of grant with the remaining vesting in equal monthly installments over the next 36 months.

(5)
This option originally granted on August 10, 2005 vests as follows: 25% of the option is vested beginning on year after date of grant with the remaining vesting in equal monthly installments over the next 36 months.

(6)
This option originally granted on June 29, 2006 vests in equal monthly installments over 48 months.

(7)
This option originally granted on May 10, 2007 vests in equal monthly installments over 48 months.

(8)
This option originally granted on November 16, 2004 vests as follows: 25% of the option is vested beginning on year after date of grant with the remaining vesting in equal monthly installments over the next 36 months.

(9)
This option originally granted on March 21, 2005 vests in equal monthly installments over 48 months.

(10)
This option originally granted May 10, 2007 vests in equal monthly installments over 48 months.

(11)
This option originally granted November 8, 2007 vests in equal monthly installments over 48 months.

(12)
Mr. Kol's employment terminated as of January 30, 2008. Pursuant to his separation agreement, Mr. Kol's outstanding options continue to vest in accordance with their terms through December 31, 2008; any unvested options as of that date will be forfeited. Mr. Kol will be allowed to exercise his options that have vested on or before December 31, 2008 no later than March 31, 2009. Mr. Kol's outstanding options were not included in the repricing program described in footnote 1 above. Under Mr. Kol's separation agreement, he continues to receive severance payments as previously disclosed by us on our Current Report on Form 8-K filed with the SEC on March 18, 2008.

(13)
This option's original expiration date was July 29, 2008. Under the terms of Mr. Kol's separation agreement, the expiration date was extended to March 31, 2009.

(14)
This option granted on February 10, 2006 vests in equal monthly installments over 48 months.

(15)
This option's original expiration date was February 9, 2011.

(16)
This option's original expiration date was November 9, 2011.

(17)
This option's original expiration date was May 9, 2012.

(18)
Mr. Levi's employment terminated effective March 1, 2008. Although under Israeli law his effective date of termination is considered November 30, 2008 (the date through which severance is paid), he is no longer performing services for us. Pursuant to his separation agreement, Mr. Levi's outstanding options continue to vest in accordance with their terms through November 30, 2008; any unvested options as of that date will be forfeited. Mr. Levi will be allowed to exercise his options that have vested on or before November 30, 2008 no later than March 31, 2009. Mr. Levi's outstanding options were not included in the repricing program described in footnote 1 above. Under Mr. Levi's separation agreement, he continues to receive severance payments as previously disclosed by us on our Current Report on Form 8-K filed with the SEC on April 14, 2008.

(19)
This option's original expiration date was March 25, 2008. Under the terms of Mr. Levi's separation agreement, the expiration date was extended to March 31, 2009.

(20)
This option's original expiration date was May 13, 2008. Under the terms of Mr. Levi's separation agreement, the expiration date was extended to March 31, 2009.

(21)
This option's original expiration date was August 12, 2008. Under the terms of Mr. Levi's separation agreement, the expiration date was extended to March 31, 2009.

(22)
This option granted on March 21, 2005 vests if the per share price of our common stock closes at or above $15.00, for a period of 10 (consecutive or non-consecutive) trading days out of any 30 consecutive trading days.

(23)
This option granted on March 21, 2005 vests if the per share price of our common stock closes at or above $17.50, for a period of 10 (consecutive or non-consecutive) trading days out of any 30 consecutive days.

(24)
This option granted on March 21, 2005 vests if the per share price of our common stock closes at or above $20.00, for a period of 10 (consecutive or non-consecutive) trading days out of any 30 consecutive trading days.

(25)
This option's original expiration date was March 21, 2010.

(26)
This option originally granted on February 10, 2006 vests in equal monthly installments over 48 months.

(27)
This option's original expiration date was February 9, 2011.

(28)
This option's original expiration date was November 9, 2011.

Compensation of Directors

        Non-employee directors serving on our board of directors do not receive any cash compensation for their service. See the discussion below entitled "—Amended and Restated Employment Agreement of Mr. Gilo" and "—Amended and Restated Consulting Agreement of Mr. Chiddix" for compensation arrangements with our chairman and vice chairman of the board of directors which are related to service other than as a director. All directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of our board of directors and committees on which they may serve.

        Under our 2000 Plan, each non-employee director receives an initial option to purchase 25,000 shares of our common stock on the date on which he or she becomes a director, at the closing price of our common stock on the date of grant. These options have a 10-year term and vest in four equal annual installments on each of the first four anniversaries of the date of grant. Thereafter, on the date of each of our annual meetings of stockholders, each of our non-employee directors receives an annual stock option grant to purchase 7,500 shares of our common stock, provided such director has served on our board of directors for at least six months on such date. These options have a 10-year term and vest immediately upon the date of grant.

        In addition, under the 2000 Plan in the fiscal year ended March 31, 2008, each non-employee director received a quarterly option grant to purchase 3,125 shares of our common stock, other than the chairman of our Audit Committee, who, given his additional responsibilities, received a quarterly option grant to purchase 4,375 shares of our common stock. On February 25, 2008, our board of directors approved an increase in the number of options granted to non-employee directors as follows: (a) each non-employee director who does not serve on a committee receives a quarterly grant of non-qualified stock options to purchase 5,000 shares of our common stock; (b) each non-employee director who serves on a committee but does not chair the Compensation Committee or the Audit Committee receives a quarterly grant of non-qualified stock options to purchase 7,500 shares of the our common stock; and (c) the chairman of the Compensation Committee and the chairman of the Audit Committee receive a quarterly grant of non-qualified stock options to purchase 10,000 shares of our common stock.

        The following table sets forth information about the cash and stock-based compensation earned by our directors during the fiscal year ended March 31, 2008:

Name	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Margaret A. Bellville	$58,662		$428,077	(2)	$486,739
Ronn Benatoff	58,662		—		58,662
Lewis S. Broad	58,662		—		58,662
Neill H. Brownstein	71,562		—		71,562
James A. Chiddix	575,027	(3)	165,000	(4)	740,027
Avraham Fischer	58,662		—		58,662
Davidi Gilo	114,655	(5)	344,507	(6)	459,162
Samuel L. Kaplan	58,662		—		58,662
Benita Fitzgerald Mosley	32,247		—		32,247
Alan L. Zimmerman	58,662		—		58,662

(1)
Amounts shown in this column do not reflect the compensation actually received by the director. Instead, these amounts represent the compensation expense we recognized in the fiscal year ended March 31, 2008 for financial accounting purposes. The amounts shown exclude the effects of estimated forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in the fiscal year ended March 31, 2008 were determined in accordance with SFAS 123(R). For additional valuation assumptions, see note 1 "Significant Accounting Policies—Employee Stock-Based Compensation" to our fiscal 2008 annual Consolidated Financial Statements. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense that we recognize.

  On March 4, 2008, our board of directors approved a repricing program for the outstanding options that it had previously granted to employees, including executive officers, and our chairman and vice chairman of the board of directors. The remaining directors did not have their outstanding options repriced. The options were repriced to $1.40 per share, the closing price of our common stock on The Nasdaq Global Market on March 4, 2008. The other terms of the options, including vesting schedules and term, remain unchanged as a result of the repricing.

  The following table shows the aggregate number of options held by each non-employee director as of March 31, 2008, all of which are vested except as described below.

Name	Options Outstanding
Margaret A. Bellville(a)	48,125
Ronn Benatoff(b)	91,250
Lewis S. Broad	108,544
Neill H. Brownstein	125,625
James A. Chiddix(c)	287,500
Avraham Fischer	111,875
Davidi Gilo(d)	2,075,000
Samuel L. Kaplan	111,875
Benita Fitzgerald Mosley(e)	31,250
Alan L. Zimmerman	111,875

    (a)
    Of the total options granted to Ms. Bellville, 18,750 of the options granted in connection with her initial appointment to our board of directors remain unvested. These options will vest in increments of 6,250 on each of November 8, 2008, 2009 and 2010.

    (b)
    Of the total options granted to Mr. Benatoff, 6,250 of the options granted in connection with his initial appointment to our board of directors remain unvested. All of these options will vest on July 21, 2008.

    (c)
    Of the total options granted to Mr. Chiddix, 206,250 remain unvested. Of the total unvested options, 18,750 options were granted in connection with his initial appointment to our board of directors. These options will vest in increments of 6,250 on each of March 20, 2009, 2010 and 2011. The remaining 187,500 unvested options were granted to Mr. Chiddix pursuant to a consulting agreement executed in March 2007 and vest monthly through March 20, 2011. For a discussion of the vesting of these options, see the discussion below at "—Consulting Agreement of Mr. Chiddix."

    (d)
    All options granted to Mr. Gilo were in connection with his prior service as our chief executive officer. Of the total options granted to Mr. Gilo, 975,000 remain unvested as follows: (i) 125,000 will vest if our stock price reaches $20.00 for 10 (consecutive or non-consecutive) days in any 30 consecutive trading days; (ii) 125,000 will vest if our stock price reaches $17.50 for 10 (consecutive or non-consecutive) days in any 30 consecutive trading days; (iii) 125,000 will vest if our stock price reaches $15.00 for 10 (consecutive or non-consecutive) days in any 30 consecutive trading days; (iv) 300,000 will vest if our stock price closes at or above $15.66 for a period of any 22 (consecutive or non-consecutive) trading days; and (v) 300,000 will vest if our stock price closes at or above $10.44 for a period of any 22 (consecutive or non-consecutive) trading days.

    (e)
    Of the total options granted to Ms. Fitzgerald Mosley, 25,000 of the options granted in connection with her initial appointment to our board of directors remain unvested. These options will vest in increments of 6,250 on each of September 23, 2008, 2009, 2010 and 2011.

(2)
We entered into a consulting agreement in 2006 with Ms. Bellville in her individual capacity. During the fiscal year ended March 31, 2008, we paid Ms. Bellville $14,000 in accordance with this agreement, which expired by its terms in October 2007. In addition, Ms. Bellville is a partner in CarterBaldwin, an executive search firm that has assisted us in the search for and placement of executives and members of our board of directors. During the fiscal year ended March 31, 2008, we paid $414,077 to CarterBaldwin, of which $371,741 related to services performed in the fiscal year ended March 31, 2008. Our relationship with CarterBaldwin began early in 2006, prior to Ms. Bellville joining our board of directors.

(3)
The aggregate compensation expenses consist of $78,788 related to options granted to Mr. Chiddix for his service as a director and $496,239 related to options granted to Mr. Chiddix in his capacity as a consultant.

(4)
Amounts were paid pursuant to our consulting agreement with Mr. Chiddix executed in March 2007 as described below in "—Amended and Restated Consulting Arrangement of Mr. Chiddix."

(5)
This amount relates to compensation expense we recognized during this period for option grants made to Mr. Gilo in prior fiscal years.

(6)
These amounts were paid to Mr. Gilo under his amended and restated employment agreement as described below at "—Amended and Restated Employment Agreement of Mr. Gilo." These amounts include: $171,999 for salary; $150,000 for bonus; $21,934 for group health insurance and $574 for life insurance premiums paid by us.

        Amended and Restated Employment Agreement of Mr. Gilo.    In February 2006, we entered into a new employment agreement with Mr. Gilo, our chairman of the board of directors and former chief executive officer, which replaced and superseded his prior employment agreement. On March 21, 2007, Mr. Davis became our new chief executive officer. As a result of this change in management, on April 5, 2007, we entered into an Amended and Restated Employment Agreement with Mr. Gilo (the "2007 Gilo Agreement"). The term of the 2007 Gilo Agreement is three years from the effective date of the 2006 Gilo Agreement, with automatic renewals thereafter for one-year terms, subject to termination upon prior notice by either party. In exchange for 20 hours of services per week, Mr. Gilo received an annual base salary of $200,000. Mr. Gilo is eligible to participate in bonus plans that may be adopted by our board of directors and is entitled to receive an additional bonus based on his performance and our performance each year as determined by our board of directors or our Compensation Committee. In addition, Mr. Gilo may become entitled to additional stock options that the Compensation Committee deems appropriate, and he accrues 30 days of paid vacation for each 12 months of employment, up to a maximum of 60 days.

        If we terminate the 2007 Gilo Agreement without "Cause" (as defined in his employment agreement), all of Mr. Gilo's unvested options would vest immediately and he would receive a severance payment equal to the greater of (a) the full amount of the compensation that he could have expected under the 2007 Gilo Agreement (based on his total compensation (salary and bonus) earned in 2007), through the end of the term; or (b) the full amount of the compensation that he could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007). If we terminate the 2007 Gilo Agreement without Cause after the initial three-year term, all of Mr. Gilo's unvested options would vest immediately and he would receive a severance payment equal to the full amount of the compensation that he could have expected under the 2007 Gilo Agreement for 18 months (based on his total compensation (salary and bonus) earned in 2007). If we terminate the 2007 Gilo Agreement for Cause, we must pay Mr. Gilo a severance payment equal to the full amount of the compensation that he could have expected under the 2007 Gilo Agreement for three months (based on his total compensation (salary and bonus) earned in 2007). If Mr. Gilo voluntarily terminates the 2007 Gilo Agreement, we must pay Mr. Gilo a severance fee equal to the amount of the compensation that he could have expected under the 2007 Gilo Agreement for nine months (based on his total compensation (salary and bonus) earned in 2007).

        Effective as of February 1, 2008, the Company entered into a new amended and restated employment agreement with Mr. Gilo pursuant to which his annual salary was reduced from $200,000 to $12,000. The 2008 amended and restated employment agreement also contains amendments for the purpose of complying with Section 409A of the Internal Revenue Code of 1986. Among these changes, the amendments require the payment of amounts subject to Section 409A to be delayed in certain circumstances for six months following termination of Mr. Gilo's employment. If Mr. Gilo becomes entitled to severance pay on or after January 1, 2009, and within one year following a "Change in Control" (as defined in his employment agreement), then his severance pay shall be paid in a lump sum within five business days of the Change in Control. If Mr. Gilo becomes entitled to severance pay during 2008 following a Change in Control that occurs during 2008, then his severance pay shall be paid in accordance with normal payroll periods until January 1, 2009, at which time the remaining unpaid severance pay shall be paid in a lump sum. In all other respects, the material terms of the 2007 Gilo Agreement remain in effect.

        Amended and Restated Consulting Agreement of Mr. Chiddix.    On March 21, 2007, we entered into a consulting agreement with Mr. Chiddix pursuant to which he received $15,000 per month in exchange for providing certain services to us for on average 40 hours per month. On February 1, 2008, we amended this agreement to reduce the monthly fees to $7,500 per month.

        Mr. Chiddix also was granted a stock option to purchase 250,000 shares of our common stock which vests in equal monthly installments over 48 months. The exercise price of the stock options was $6.31, the closing price of our common stock on March 21, 2007. In connection with the stock option repricing program described above, the exercise price of these options was repriced to $1.40 per share on March 4, 2008. The stock options granted to Mr. Chiddix may be accelerated upon the occurrence of specified events (as defined in his consulting agreement), as follows:

        Financing Event.    If we were a party to a Financing Event (as defined in the consulting agreement, which did not include the financing completed on March 28, 2007) on or before December 31, 2007, and it was determined that Mr. Chiddix contributed in a material way (as defined in the consulting agreement) to the Financing Event, then 30,000 of Mr. Chiddix's outstanding and unvested stock options would have vested immediately. This vesting event did not occur on or before December 31, 2007, and has expired by its terms.

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

        Change of Control.    If we enter into a definitive agreement on or before December 31, 2008 which would result in a Change of Control (as defined in his consulting agreement), then the remaining number of outstanding and unvested stock options held by Mr. Chiddix will immediately vest as of the closing of the Change of Control.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        This information is included in Part II, Item 5 of this Annual Report.

Security Ownership of Certain Beneficial Owners and Management

        The following table presents certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by: (a) each beneficial owner of 5% or more of our outstanding common stock; (b) each of our current directors; (c) each of our named executive officers (as defined above in Item 11 "Summary Compensation Table;" and (d) all of our current directors and executive officers as a group.

        The percentage of beneficial ownership in the table is based on approximately 18,700,012 shares of our common stock outstanding as of March 31, 2008. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Vyyo Inc., 6625 The Corners Parkway, Suite 100, Norcross, Georgia 30092.

        The number of shares beneficially owned by each stockholder is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of our common stock over which the stockholder has sole or shared voting or investment power and those shares of our common stock that the stockholder has the right to acquire within 60 days after March 31, 2008 through the exercise of any stock option or otherwise. The "Percentage Owned" column treats as outstanding all shares underlying such options held by the stockholder, but not shares underlying options held by other stockholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage Owned
GS Investment Strategies, LLC(2) Goldman, Sachs & Co. 85 Broad Street New York, New York 10004	5,186,982	23.36	%(3)
Gilder, Gagnon, Howe & Co. LLC(4) 1775 Broadway, 26th Floor New York, New York 10019	2,141,821	11.45%
Syntek Capital A.G.(5) Zugspitzstrasse 15 Pullach, Germany 82049	972,675	5.20%
Davidi Gilo(6)	4,969,439	25.10%
Margaret A. Bellville	29,375	*
Ronn Benatoff(7)	85,000	*
Lewis S. Broad(8)	145,973	*
Neill H. Brownstein(9)	197,186	1.05%
James A. Chiddix	91,666	*
Avraham Fischer	121,877	*
Samuel L. Kaplan	187,838	1.00%
Benita Fitzgerald Mosley	6,250	*
Alan L. Zimmerman	185,353	*
Wayne H. Davis	174,999	*
Tashia L. Rivard	74,166	*
Walter Ungerer	79,165	*
Arik Levi(10)	164,625	*
Avner Kol(11)	197,813	1.05%
All current directors and executive officers as a group (15 persons)(12)	6,348,287	30.39%

*
Less than 1%.

(1)
Includes shares that may be acquired by the exercise of stock options granted under our stock option plans within 60 days after March 31, 2008. The number of shares subject to stock options exercisable within 60 days after March 31, 2008 for each of the directors and named executive officers is shown below:

Davidi Gilo	1,100,000
Margaret A. Bellville	29,375
Ronn Benatoff	85,000
Lewis Broad	108,544
Neill H. Brownstein	125,625
James A. Chiddix	91,666
Avraham Fischer	111,875
Samuel L. Kaplan	111,875
Benita Fitzgerald Mosley	6,250
Alan L. Zimmerman	111,875
Wayne H. Davis	174,999
Tashia L. Rivard	74,166
Walter Ungerer	59,165
Arik Levi	164,625
Avner Kol	197,813
Directors and executive officers as a group	2,552,853
(2)
GS Investment Strategies, LLC (an entity affiliated with Goldman) reported that it has shared voting and dispositive power over all of its shares of our common stock. All information regarding Goldman Investment Strategies, LLC is based solely on the Schedule 13G filed by it with the SEC on February 13, 2008, and other information of which we are aware following the closing of the 2007 Financing. The number of shares reported includes 3,500,000 shares that, as of March 31, 2008, could have been acquired upon conversion of our then outstanding 2007 Goldman Note. On June 13, 2008, we closed the 2008 Financing with Goldman in which the 2007 Goldman Note was redeemed in exchange for the 2008 Goldman Note. Under the terms of the 2008 Goldman Note, Goldman is entitled to convert all principal and accrued interest and receive in exchange 8,180,687 shares of our common stock. See note 17 of our fiscal 2008 annual Consolidated Financial Statements for a description of the 2008 Financing.

(3)
Under the terms of the 5% Convertible Note delivered to Goldman on March 28, 2007, Goldman did not have the right to convert any portion of the Convertible Note into shares of our common stock to the extent that after giving effect to such conversion and taking into account all other shares of our common sock beneficially owned by Goldman, Goldman would beneficially own more than 14.8% of our outstanding common stock. The 2008 Goldman Note contains an identical provision.

(4)
Gilder, Gagnon, Howe & Co. LLC ("Gilder") reported that it has shared dispositive power over all of its shares of our common stock. All information regarding Gilder is based solely on the Schedule 13G (Amendment No. 4) filed by Gilder with the SEC on February 6, 2008.

(5)
Syntek reported that it has sole dispositive power over all of its shares of our common stock. All information regarding Syntek is based solely on the Schedule 13D filed by Syntek with the Securities and Exchange Commission on July 21, 2004. On June 13, 2008, we closed the 2008 Financing with Syntek. Under the terms of the 2008 Syntek Note delivered to Syntek in connection with the 2008 Financing, Syntek is entitled to convert all principal and accrued interest and receive in exchange 645,844 shares of our common stock. See note 17 of our fiscal 2008 annual Consolidation Financial Statements for a description of the 2008 Financing.

(6)
Includes (a) 3,187,480 shares held by the Gilo Family Trust U/A/D 1/18/91, of which Davidi Gilo is the sole trustee; (b) 563,333 shares held by Mr. Gilo individually; (c) 5,420 shares held by Harmony Management, Inc., of which Mr. Gilo and a trust for his benefit are the sole shareholders; (d) 18,206 shares held by the Gilo Family Partnership, L.P., a limited partnership of which Harmony Management, Inc. is the general partner and Mr. Gilo, his former spouse Gilo and three trusts for the benefit of Mr. Gilo's children are the limited partners; and (e) 95,000 shares held by the Gilo Family Foundation, a not-for-profit corporation of which Mr. Gilo is the trustee. Mr. Gilo has sole voting and dispositive power with respect to all of the shares held by the Gilo Family Trust U/A/D 1/18/91, by Mr. Gilo individually, by Harmony Management, Inc., by the Gilo Family Partnership, L.P., and the Gilo Family Foundation. Mr. Gilo has sole dispositive power with respect to all of the shares held by the Gilo Family Trust U/A/D 1/18/91, by Mr. Gilo individually, by Harmony Management, Inc., by the Gilo Family Partnership, L.P. and the Gilo Family Foundation. Excludes 81,649 shares held in three trusts for the benefit of Mr. Gilo's children, as to which Mr. Gilo has no voting or investment power. Mr. Gilo disclaims beneficial ownership of such shares.

(7)
Mr. Benatoff disclaims beneficial ownership of the shares held by Syntek.

(8)
Includes 37,429 shares held by Blue Heron I, LLC, of which Mr. Broad has sole investment and voting power.

(9)
Includes 8,335 shares held directly by Mr. Brownstein and 63,226 shares held by the Neill and Linda Brownstein Living Trust ATA 12/18/02, of which Mr. Brownstein and his spouse are the trustees and beneficiaries.

(10)
Mr. Levi's employment terminated effective March 1, 2008. The number of shares reported as beneficially owned by Mr. Levi is derived from Mr. Levi's separation agreement. Mr. Levi may exercise the reported options through March 31, 2009.

(11)
Mr. Kol's employment terminated effective January 30, 2008. The number of shares reported as beneficially owned by Mr. Kol is derived from Mr. Kol's separation agreement. Mr. Kol may exercise the reported options through March 31, 2009.

(12)
Mr. Brownstein resigned from our board of directors effective June 26, 2008.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Transactions with Entities Related to Davidi Gilo, our Chairman of the Board of Directors

  Harmony Management

        Aircraft.    Our board of directors previously authorized the use of charter aircraft for certain business travel subject to certain procedures. In the year ended December 31, 2006, we were billed $26,686 by an unaffiliated third party management company in connection with several charters of aircraft for business travel purposes. We were not billed in the three-month transition period ended March 31, 2007 or the year ended March 31, 2008 for any such charters. While we chartered the aircraft directly from the management company, the chartered aircraft is leased by Harmony Management, Inc., of which Mr. Gilo and a trust for his benefit are the sole shareholders. Payments made by us to the management company for the aircraft charters were ultimately paid to Harmony Management, after deductions for certain operating costs and charter management fees. At the instruction of Harmony Management, the hourly rate charged by the management company for these charters was substantially less than the standard rate charged by the management company for similar charters to other unaffiliated parties.

        Strategic Investment and Miscellaneous Office Services.    During the year ended December 31, 2006, we reimbursed Harmony Management $10,135 for strategic investment and miscellaneous office services. We did not reimburse Harmony Management for services in the three-month transition period ended March 31, 2007 or the year ended March 31, 2008.

        Gilo Family Partnership.    In the year ended December 31, 2006, we paid rent and administrative support of $12,000 and field labor support services of $36,279 to Harmony Management and an unaffiliated third party, respectively. We made no such payments in the three-month transition period ended March 31, 2007 or the year ended March 31, 2008. Harmony Management is the general partner of the Gilo Family Partnership and Mr. Gilo, his former spouse and three trusts for the benefit of Mr. Gilo's children are the limited partners of the Gilo Family Partnership.

        Silicon Design Systems.    In the year ended December 31, 2006 we reimbursed Silicon Design Systems for $43,365 related to management information services provided by an employee of Silicon Design Systems in connection with our maintenance and operation of computer systems. We did not reimburse Silicon Design Systems for services in the three-month transition period ended March 31, 2007 or the year ended December 31, 2008.

Transaction with Avraham Fischer.    Avraham Fischer, a director of our company, is co-managing partner of the law firm of Fischer Behar Chen Well Orion & Co., which represents us on matters relating to Israeli law. Fischer Behar Chen Well Orion & Co. billed us $133,000 in the year ended December 31, 2006, $60,750 in the three-month transition period ended March 31, 2007 and $107,510 in the year ended March 31, 2008 for legal services.

Arcadian Networks, Inc.    On March 31, 2006, we entered into an equipment purchase agreement with ANI. Under this agreement, we sold certain of our wireless solutions to ANI over a 10-year term. During the year ended December 31, 2006, the three-month transition period ended March 31, 2007 and the year ended March 31, 2008, we recognized revenue of approximately $6,721,000; $161,000 and 4,561,000 from the sale of our solutions. to ANI. During the year ended December 31, 2006, we also received the first exclusivity payment of $4,000,000 contemplated by the agreement.

        On March 19, 2008, we entered into a lease for rental of test equipment with ANI following ANI's establishing a business presence in Airport City, Israel. The lease term is 180 days at $8,000 per month. During the year ended March 31, 2008, we were reimbursed by a subsidiary of ANI for general and administrative and research and development expenses of $52,000.

        Mr. Gilo, our chairman of the board of directors, is also the former chairman of the board of directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI.

        In August 2006, Clal Industries and Investments, Ltd. ("Clal") invested $20,000,000 in ANI. Avraham Fischer, a director of our company, is co-chief executive officer and a director of Clal. Mr. Fischer does not have a direct equity interest in Clal, however, he is an officer, director and a shareholder of Ganden Holdings Ltd., which is part of the controlling group of IDB Holdings Ltd. Mr. Fischer is deputy chairman of IDB Holdings which holds a majority ownership interest in Clal.

Goldman Sachs Investment Partners Master Fund, LP ("Goldman").    Goldman owns more than 10% of our outstanding common stock. In the year ended March 31, 2006 and three-month transition period ended March 31, 2007, we paid to an entity affiliated with Goldman $1,037,000 and $709,000, respectively, of interest for outstanding debt under the $10,000,000 2006 Note and the $7,500,000 2006 Note issued in the 2006 Financing. In the year ended March 31, 2008, we paid Goldman $1,472,000 of interest for outstanding debt under the 2007 Goldman Note issued in the 2007 Financing. An entity affiliated with Goldman is also a significant stockholder of ANI.

Margaret A. Bellville.    Ms. Bellville, a director of our company, provided consulting services to us in her individual capacity. In the year ended March 31, 2008 and the three-month transition period ended

March 31, 2007, Ms. Bellville received $14,000 and $6,000, respectively. In addition, Ms. Bellville is a partner in CarterBaldwin, an executive search firm that has assisted us in the search for and placement of executives and members of our board of directors. In the year ended December 31, 2006, the three-month transition period ended March 31, 2007 and the year ended March 31, 2008, we were billed $149,000; $84,000 and $372,000, respectively, for these executive searches and placements. Our relationship with CarterBaldwin began early in 2006, prior to Ms. Bellville joining our board of directors.

James A. Chiddix.    We entered into a consulting agreement with James A. Chiddix, vice chairman of our board of directors, in 2007, which we amended in February 2008. The amendment reduces the fees payable to Mr. Chiddix from $15,000 to $7,500 per month. In the three-month transition period ended March 31, 2007 and the year ended March 31, 2008, we paid $5,000 and $165,000, respectively, to Mr. Chiddix for consulting services.

Indemnification Arrangements.    We have entered into indemnification agreements with our directors and executive officers containing provisions that may require us, among other things, to indemnify our directors and executive officers against various liabilities that may arise by virtue of their status or service as directors and executive officers, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14.    Principal Accountant Fees and Services

        The following table presents information regarding the fees billed by PricewaterhouseCoopers International Limited and affiliated entities ("PWC") to us for the years ended December 31, 2006 and March 31, 2008.

Type of Fees	Fiscal Year Ended December 31, 2006	Fiscal Year Ended March 31, 2008
Audit Fees	$195,000	$335,000
Tax Fees	$76,529	$149,000
All Other Fees	$—	$113,000

Total	$271,529	$597,000

        Audit Fees.    This category includes services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and other services that are normally provided in connection with our statutory and regulatory filings.

        Tax Fees.    This category includes professional services rendered by PWC for tax compliance, tax advice and tax planning, including the preparation and review of tax returns and the provision of incidental tax advice.

        All Other Fees.    This category includes products and services, other than those reported under the above items, including products and services related to compliance with the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as a part of this report

  1.
  Financial Statements

        The financial statements filed as a part of this report are identified in the Index to our fiscal 2008 annual Consolidated Financial Statements.

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

Date: June 30, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WAYNE H. DAVIS Wayne H. Davis	Chief Executive Officer (Principal Executive Officer)	June 30, 2008
/s/ ROBERT K. MILLS Robert K. Mills	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 30, 2008
/s/ MARGARET A. BELLVILLE Margaret A. Bellville	Director	June 30, 2008
/s/ RONN BENATOFF Ronn Benatoff	Director	June 30, 2008
/s/ LEWIS S. BROAD Lewis S. Broad	Director	June 30, 2008
/s/ JAMES A. CHIDDIX James A. Chiddix	Director	June 30, 2008
/s/ AVRAHAM FISCHER Avraham Fischer	Director	June 30, 2008
/s/ DAVIDI GILO Davidi Gilo	Director	June 30, 2008
/s/ SAMUEL L. KAPLAN Samuel L. Kaplan	Director	June 30, 2008
/s/ BENITA FITZGERALD MOSLEY Benita Fitzgerald Mosley	Director	June 30, 2008
/s/ ALAN L. ZIMMERMAN Alan L. Zimmerman	Director	June 30, 2008

Vyyo Inc.
2008 ANNUAL REPORT

CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2008, March 31, 2007 and December 31, 2006	F-3
Consolidated Statements of Operations for the years ended March 31, 2008 and December 31, 2006 and the three-month transition period ended March 31, 2007	F-4
Consolidated Statements of Changes in Capital Deficiency for the years ended March 31, 2008 and December 31, 2006 and the three-month transition period ended March 31, 2007	F-5
Consolidated Statements of Cash Flows for the year ended March 31, 2008, December 31, 2006, and the three-month transition period ended March 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O. Box 452 Tel Aviv 61003 Israel Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vyyo Inc.

        We have audited the consolidated balance sheets of Vyyo Inc. (the "Company") and its subsidiaries as of March 31, 2008, March 31, 2007 and December 31, 2006 and the related consolidated statements of operations, capital deficiency and cash flows for the years ended March 31, 2008 and December 31, 2006 and the three-month transition period ended March 31, 2007. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008, March 31, 2007 and December 31, 2006 and the results of its operations, changes in capital deficiency and its cash flows for the years ended March 31, 2008 and December 31, 2006 and the three-month transition period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel June 30, 2008	/s/ Kesselman & Kesselman CPAs (Isr.) A member of PricewaterhouseCoopers International Limited

Vyyo Inc.

Consolidated Balance Sheets

(In thousands of U.S. $, except share data)

	March 31, 2008	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$5,303	$24,134	$7,416
Short-term investments	718	7,020	11,272
Restricted cash	5,000	—	—
Accounts receivable trade, net:
Related party	—	—	991
Other	553	468	194
Inventory, net	2,001	2,320	2,362
Other	1,208	923	996

Total Current Assets	14,783	34,865	23,231
Long-Term Assets
Restricted cash	—	5,000	5,000
Property and equipment, net	913	1,662	1,676
Employee rights upon retirement funded	—	1,221	1,168
Debt issuance costs, net	120	150	1,074

TOTAL ASSETS	$15,816	$42,898	$32,149

LIABILITIES NET OF CAPITAL DEFICIENCY
Current Liabilities
Accounts payable	$632	$1,349	$1,719
Accrued restructuring charges	1,282	—	—
Accrued liabilities	4,954	8,140	7,877
Deferred revenues, related party	400	400	400
Promissory note	6,500	5,401	—

Total Current Liabilities	13,768	15,290	9,996

Long-Term Liabilities
Promissory note	—	—	5,078
$7,500,000 2006 Note	—	—	5,085
$10,000,000 2006 Note	35,000	35,000	10,097
Deferred revenues, related party	2,946	3,279	3,395
Liability for employee rights upon retirement	300	2,345	2,111

Commitments and Contingent Liabilities
Total Liabilities	52,014	55,914	35,762

Capital Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value and paid in capital; 50,000,000 shares authorized, 18,700,012; 18,316,231 and 18,114,031 shares issued and outstanding at March 31, 2008; March 31, 2007 and December 31, 2006, respectively	269,356	262,600	260,966
Accumulated other comprehensive loss	—	(1)	(3)
Accumulated deficit	(305,554)	(275,615)	(264,576)

Total Capital Deficiency	(36,198)	(13,016)	(3,613)

TOTAL LIABILITIES NET OF CAPITAL DEFICIENCY	$15,816	$42,898	$32,149

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Operations

(In thousands of U.S. $, except per share data)

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
REVENUES
Revenues	$3,106	$1,279	$462
Revenues, related party	4,561	6,721	161

Total Revenues	7,667	8,000	623

COST OF REVENUES
Cost of products sold	3,230	857	618
Cost of products sold, related party	3,853	5,253	80
Write-down of inventory	1,250	424	—
Insurance reimbursement for damaged inventory	(101)	(710)	—

Total Cost of Revenues	8,232	5,824	698

GROSS PROFIT(LOSS)	(565)	2,176	(75)

OPERATING EXPENSES (INCOME)
Research and development	10,776	11,216	2,868
Sales and marketing	7,941	9,261	1,881
General and administrative, net	9,306	8,710	2,047
Restructuring and impairments	2,356	—	—

Total Operating Expenses	30,379	29,187	6,796

OPERATING LOSS	(30,944)	(27,011)	(6,871)
FINANCIAL INCOME	971	1,214	244
FINANCIAL EXPENSES	(3,000)	(2,905)	(4,162)

LOSS BEFORE INCOME TAXES	(32,973)	(28,702)	(10,789)
INCOME TAXES	3,034	(802)	(250)

LOSS FROM CONTINUING OPERATIONS	(29,939)	(29,504)	(11,039)
DISCONTINUED OPERATIONS	—	78	—

LOSS FOR THE PERIOD	$(29,939)	$(29,426)	$(11,039)

LOSS PER SHARE
Basic and diluted:
Continuing operations	$(1.62)	$(1.69)	$(0.61)

	$(1.62)	$(1.69)	$(0.61)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	18,516	17,368	18,095

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficiency)

(In thousands of U.S. $, except share data)

	Number of shares	Amount and additional paid in capital	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (capital deficiency)
BALANCE AT JANUARY 1, 2006	15,721,334	$243,314	$(19)	—	$(235,150)	$8,145
Loss					(29,426)	(29,426)
Other comprehensive loss:
Unrealized loss on investments net				(3)		(3)
Reclassification of realized gain included in net loss				(42)		(42)
Other-than-temporary impairment in available-for-sale securities				42		42

Comprehensive loss						(29,429)

Issuance of common stock upon exercise of options	743,530	2,615				2,615
Issuance of common stock to Goldman, Sachs & Co.	1,353,365	*7,601				7,601
Issuance of warrants to Goldman, Sachs & Co.		**1,656				1,656
Issuance of common stock upon exercise of warrants by Goldman, Sachs & Co.	298,617	*30				30
Issuance of warrants to financial advisor		*367				367
Issuance of common stock upon exercise of warrants by financial advisor	2,185	(—)				(—)
Stock-based compensation expense		5,402				5,402
Cancellation of shares	(5,000)	(19)	19			—

BALANCE AT DECEMBER 31, 2006	18,114,031	$260,966	—	$(3)	$(264,576)	$(3,613)
Loss					(11,039)	(11,039)
Other comprehensive loss:
Unrealized gain on investments net				2		2

Comprehensive loss						(11,037)

Issuance of common stock upon exercise of options	202,200	748				748
Stock-based compensation expense		886				886

BALANCE AT MARCH 31, 2007 (Transition Period)	18,316,231	$262,600	—	$(1)	$(275,615)	$(13,016)
Loss					(29,939)	(29,939)
Other comprehensive loss:
Unrealized gain on investments net				1		1

Comprehensive loss						(29,938)

Issuance of common stock upon exercise of options	383,781	1,653				1,653
Stock-based compensation expense		5,103				5,103

BALANCE AT MARCH 31, 2008	18,700,012	$269,356	—	—	$(305,554)	$(36,198)

*
Net issuance expenses of $659,000

**
Net issuance expenses of $143,000

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. $)

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$(29,939)	$(29,426)	$(11,039)
Adjustments to reconcile loss to net cash used in operating activities
Income and expenses not involving cash flows
Depreciation	817	850	218
Amortization	222	—	—
Accretion and amortization of financing instruments, net	1,129	1,470	3,715
Write-down of inventories and non-cancelable purchase commitments	1,250	514	—
Stock-based compensation, net	5,103	5,402	886
Capital gain on sale of property and equipment	(22)	(29)	(4)
Decrease (increase) in assets and liabilities
Accounts receivable, related party	—	(991)	991
Accounts receivable, other	(85)	674	(274)
Other current assets	(285)	(61)	73
Inventory	(931)	(385)	42
Accounts payable	(717)	(269)	(370)
Accrued liabilities	(3,683)	1,083	342
Accrued restructuring charges	1,282	—	—
Deferred revenues, related party	(333)	3,795	(116)
Liability for employee rights upon retirement	112	651	234

Net cash used in operating activities	(26,080)	(16,722)	(5,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(440)	(382)	(435)
Proceeds from sale of property and equipment	89	29	6
Purchase of short-term investments	(21,581)	(29,048)	(3,400)
Proceeds from sales and maturities of short-term investments	27,884	25,176	7,654
Contributions to severance pay funds	(206)	(203)	(53)

Net cash provided by (used in) investing activities	5,746	(4,428)	3,772

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,653	2,615	748
Proceeds from issuance of common stock, $7,500,000 2006 Note, $10,000,000 2006 Note and warrants, net of issuance cost	—	23,403	—
Proceeds from issuance of 2007 Goldman Note	(150)	—	35,000
Payments of $7,500,000 2006 Note and $10,000,000 2006 Note	—	—	(17,500)

Net cash provided by financing activities	1,503	26,018	18,248

Increase (decrease) in cash and cash equivalents	(18,831)	4,868	16,718
Cash and cash equivalents at beginning of period	24,134	2,548	7,416

Cash and cash equivalents at end of period	$5,303	$7,416	$24,134

Non-Cash Investing and Financing Activities
Purchase of property and equipment	—	$559	—

Cancellation of shares	—	$19	—

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$23	$7	$8

Cash paid for interest	$1,473	$1,038	$709

The accompanying notes are an integral part of these consolidated financial statements.

Vyyo Inc.

Notes to Consolidated Financial Statements

1. General; Significant Accounting Policies

1a. General

Organization

        Vyyo Inc. and its wholly-owned subsidiaries (the "Company") provide extended bandwidth solutions for cable system operators. The Company's UltraBand® spectrum overlay technology expands cable operators' typical hybrid-fiber coax ("HFC") network capacity in the "last mile" by up to two times in the downstream and up to four times in the upstream. The Company's results also include operations of Xtend Networks Ltd., an Israeli company, and its wholly-owned, United States-based subsidiary, Xtend Networks Inc. (collectively, "Xtend"). Vyyo Inc. was incorporated in Delaware in 1996.

        Since the acquisition of Xtend in 2004, the Company had operated in two segments: the cable solutions segment and the wireless solutions segment. Beginning in 2007, the Company announced that its primary focus and dedication of resources was in its cable solutions segment. In July 2007, the Company implemented a cost reduction program that reduced its workforce, including workforce in its wireless solutions segment. In the three months ended March 31, 2008, the Company simplified its structure by further streamlining its corporate organization and reducing operating costs to better address market needs and revenue opportunities in the cable market. As part of this restructure plan, the Company ceased the marketing and support efforts for its wireless solutions segment in March 2008, and it has no current wireless operations. However, the Company still has limited involvement with this business as discussed in note 4.

Change in Fiscal Year End

        Effective December 3, 2007, the Company changed its fiscal year end from December 31 to March 31. Reference to a particular fiscal year means the period beginning April 1 and ending March 31 of the stated year.

Liquidity and Capital Resources

        The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations since its incorporation. For the year ended March 31, 2008, the Company incurred a net loss of $29,939,000 and had an accumulated deficit of $305,554,000. Additionally, the Company has current liabilities of approximately $13,800,000 and current assets of approximately $14,800,000. The Company also has substantial long-term liabilities of $38,300,000. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company's ability to continue as a going concern will depend upon its ability to raise additional capital or attain profitable operations. In addition, the Company continues to seek to expand its revenue base by adding new customers. Failure to secure additional capital or to expand its revenue base to achieve profitability, would likely result in the Company depleting its available funds and not being able to pay its obligations when they become due. The accompanying 2008 fiscal annual Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

        The Company received $4,500,000 of additional cash on June 13, 2008 from a financing of $41,000,000, which included $38,000,000 from Goldman and $3,000,000 from Syntek. The remaining $36,500,000 were used to payoff existing debt and interest. The cash available for general corporate purposes from the financing was approximately $4,000,000 after interest payments and debt issuance costs. Management currently expects this cash to fund the Company through September 2008. The Company intends to seek additional debt or equity financing. There is no assurance that the Company will be able to secure additional funding. If the Company is unable to secure additional funding, the Company will not be able to continue as a going concern.

2008 Restructuring Plan

        In January 2008, the Company began to implement a significant restructuring plan intended to enhance its competitive position and lower its overall cost structure. Key initiatives of the restructure plan included termination of approximately 100 employees, (out of 122 employees), including research and development, sales and administrative employees, the closing and consolidation of facilities and the write-down of certain assets.

        The Company completed its restructuring plan in June 2008. The charges associated with the restructuring plan include $222,000 of asset impairments and $2,102,000 related to workforce reduction. These charges were recorded as restructuring charges among operating expenses. The following table summarizes the status of the restructuring provision:

	Accrual balance at March 31, 2007	Restructuring expenses	Write Off	Payment	Accrual balance at March 31, 2008
	(in thousands of U.S. $)
Cost relating to:
Workforce reduction	—	$2,102	—	$(852)	$1,250
Fixed asset write-off	—	222	$(222)	—	—
Other expenses	—	32	—	—	32

Total	—	$2,356	$(222)	$(852)	$1,282

        As of March 31, 2008, approximately 70 employees had left the Company under the restructuring plan. The remaining provision will be primarily utilized during fiscal 2008, as severance payments, some of which are paid on a monthly basis, are completed.

2007 Cost Reduction Program

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

Notice of De-listing

        The Company's shares of common stock were de-listed from The Nasdaq Global Market effective April 21, 2008 due to our failure to maintain minimum capitalization requirements in accordance with

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

Nasdaq Marketplace Rules. Since that time, the Company's common stock has been quoted on the OTC Bulletin Board and, currently, the Pink Sheets. Securities traded in over-the-counter markets are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on Nasdaq or other national securities exchanges. As a result, an investor may find it difficult to dispose of the Company's common stock or to obtain accurate quotations as to its price.

Periodic Reporting

        On April 24, 2008, the Company filed Form 15 certifying that its common stock was held by 300 or fewer record holders as of the beginning of the fiscal year. This action suspended the Company's reporting obligations under the Securities Exchange Act of 1934. The Company does not intend to continue to file periodic reports on Forms 8-K, 10-Q and 10-K.

Financings

        On June 13, 2008, the Company closed a financing of $38,000,000 from Goldman and a financing of $3,000,000 from Syntek. See note 17.

        On March 28, 2007, the Company closed the private placement (the "2007 Financing") of a convertible note with Goldman, Sachs & Co. (an affiliate of Goldman) in exchange for $35,000,000 (the "2007 Goldman Note"), which included $17,500,000 of new funding and $17,500,000 of which the Company used to pay off the $10,000,000 10% Convertible Note (the "$10,000,000 2006 Note") and $7,500,000 9.5% Senior Secured Note (the "$7,500,000 2006 Note") issued to Goldman, Sachs & Co. in March 2006 as described below. The 2007 Financing resulted in net proceeds to the Company of approximately $17,350,000. See note 10.

Risk Factors and Concentrations

        The Company is subject to various risks in the cable market, including dependence on key customers and key individuals, competition from substitute products and larger companies and the continued development and marketing of its solutions.

        Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The Company's sales are concentrated among a small numbers of customers. The Company performs ongoing credit evaluations of its customers and provides reserves for estimated credit losses based on the

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

circumstances of a specific debt for which collection may be doubtful. The allowance for doubtful accounts as of March 31, 2008, March 31, 2007 and December 31, 2006 is as follows:

	Year Ended March 31, 2008	Three-Month Transition Period Ended March 31, 2007	Year Ended December 31, 2006
	(In thousands of U.S. $)
Balance at beginning of the period	$200,000	$200,000	$200,000
Deductions from reserves	(200,000)	—	—

Balance at end of the period	—	$200,000	$200,000

        A relatively small number of customers account for a large percentage of the Company's revenues. The Company expects that it will continue to depend on a limited number of customers for a substantial portion of its revenues in future periods. The loss of a major customer could seriously harm the Company's ability to sustain revenue levels, which would seriously harm operating results.

        The Company currently has relationships with a limited number of manufacturing suppliers. These relationships may be terminated by either party with little or no notice. If the manufacturers are unable or unwilling to continue manufacturing the Company's solutions in required volumes, the Company would have to identify qualified alternative suppliers, which would result in delays causing results of operations to suffer. The Company's limited experience with these manufacturers and lack of visibility as to the manufacturing capabilities of these manufacturers if the Company's volume requirements significantly increase, does not provide it with a reliable basis on which to project its ability to meet delivery schedules, yield targets or costs. If the Company is required to find alternative manufacturing sources, it may not be able to satisfy its production requirements at acceptable prices and on a timely basis, if at all. Any significant interruption in supply would affect the allocation of systems to customers, which in turn could seriously harm the Company's business.

1b. Significant Accounting Policies

Accounting Principles

        The Company has prepared the consolidated financial statements in accordance with generally accepted accounting principles in the United States ("US GAAP").

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

        On an on-going basis, management evaluates its estimates, judgments and assumptions. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

apparent from other sources. Actual results could differ from these estimates, judgments and assumptions.

Foreign Currency Transactions

        The United States dollar is the functional currency for the Company and all of its subsidiaries and all of its sales are made in United States dollars. In addition, a substantial portion of the costs of the Company's foreign subsidiaries are incurred in United States dollars. Since the United States dollar is the primary currency in the economic environment in which the Company and its foreign subsidiaries operate, monetary accounts maintained in currencies other than the United States dollar (principally cash and liabilities) are remeasured into United States dollars using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations in the Statements of Operations as part of "Financial Income" and "Financial Expense."

Principles of Consolidation

        The Company's fiscal 2008 annual Consolidated Financial Statements include the accounts of Vyyo Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Investments in Marketable Securities

        The Company has designated its investments in debt securities as available-for-sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in "Accumulated other comprehensive loss," in the Balance Sheets, a component of stockholders' equity (capital deficiency), until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the Statements of Operations as part of "Financial Expenses." The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term in the Balance Sheets under "Short-term investments," even though the stated maturity date may be one year or more from the current balance sheet date.

        The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $0, $0 and $42,0000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company recognized realized gains of $0, $0, and $42,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

Cash Equivalents

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

        The Company adopted the provisions of FASB Statement No. 151, "Inventory Costs," as of January 1, 2006, which did not have a material effect on its financial statements. This statement requires that abnormal idle facility expenses be recognized as current-period charges, and that allocation of fixed production overhead costs to inventory be based on normal capacity of the production facility.

Fair Value of Financial Instruments

        The fair value of the financial instruments included in the Company's working capital approximates carrying value.

Debt Issuance Costs

        Costs incurred in the issuance of the 2007 Goldman Note in the 2007 Financing consisted of payments to legal advisors in the year ended December 31, 2007. Costs incurred in the issuance of the $10,000,000 2006 Note and $7,500,000 2006 Note included warrants to purchase shares of the Company's common stock issued to the Company's financial advisor and cash payments made to legal and financial advisors in the year ended December 31, 2006. In the year ended December 31, 2006, the Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. Issuance costs are deferred and amortized as a component of interest expense over the period from issuance through the first redemption date.

Extinguishment of Debt

        In the 2007 Financing, the Company repaid the $10,000,000 2006 Note and the $7,500,000 2006 Note. The Company accounted for this repayment as "extinguishment of debt" under Emerging Issues

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

Task Force ("EITF") 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"). The Company initially recorded the 2007 Goldman Note at its estimated fair value, and used that amount to determine the debt extinguishment loss of $3,263,000 resulting from recognition of $2,231,000 in unamortized accretion and $1,032,000 in unamortized issuance expenses related to the $10,000,000 2006 Note and the $7,500,000 Note.

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

Impairment of Long-Lived Assets and Intangible Assets

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires that long-lived assets, including finite intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company would recognize an impairment loss and would write down the assets to their estimated fair values. See "—2008 Restructuring Plan" in note 1a.

Revenue Recognition

        Substantially all of our revenues are from sales of the Company's solutions. As of March 31, 2008, the Company's revenues from services were not significant. The Company's solutions are off-the-shelf products, sold "as is," without further adjustment or installation. When establishing a relationship with a new customer, the Company also may sell these solutions together as a package, in which case the Company typically ships solutions at the same time to the customer.

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

        EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company's multiple deliverables arrangements are those arrangements with new customers in which the Company sells its products together as a package. Because the Company delivers these off-the-shelf products at the same time, the four revenue recognition criteria discussed above are met.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

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

Loss Per Share of Common Stock

        Basic and diluted loss per share are calculated and presented in accordance with SFAS No. 128 "Earnings Per Share" ("SFAS 128") for all years presented. All outstanding stock options and shares of restricted stock have been excluded from the calculation of diluted loss per share because all such securities are not dilutive for the presented years. The total number of shares of common stock related to outstanding options, the $10,000,000 2006 Note, warrants issued in connection with the 2006 Financing and restricted stock excluded from the calculations of diluted loss per share were 11,101,084, 10,118,466 and 7,065,009 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively.

Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company's components of comprehensive income (loss), in addition to the loss for the year, include net unrealized gains or losses on investments classified as available for sale.

Employee Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of stock options is determined based on the number of shares granted and the price of the Company's common stock, and determined based on the Black-Scholes, Monte Carlo and the binomial option-pricing models, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company uses the Monte Carlo valuation model only for stock options granted to executives in 2005, 2006 and repriced in 2008 where vesting is subject to specific stock price performance.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

        The Company recognizes compensation cost for options granted with service conditions that have graded vesting schedules using the graded vesting attribution method.

        The Company adopted the modified prospective transition method permitted by SFAS 123(R). Under this transition method, the Company implemented SFAS 123(R) as of the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, the Company recognizes compensation cost over the remaining service period for the portion of awards for which the requisite service has not been rendered using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123 "Accounting for Stock-Based Compensation."

        The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value of the instruments based on an option-pricing model, pursuant to the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The Company revalues the fair value of the options granted over the related service periods and recognizes the value over the vesting period using the Black-Scholes model.

        The fair value of each stock option granted during the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006 respectively, was estimated at the grant date using different valuation models such as Black-Scholes, Monte Carlo (for stock options whose vesting is based on market conditions, granted in 2005, 2006 and repriced in 2008) and the binomial option-pricing models, using the following assumptions:

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
Black-Scholes model assumptions:
Risk-free interest rates ranges	2.46%-5.03%	4.66%-5.25%	4.68%
Weighted-average expected life	4.11-9.89	2.50-5.00	10
Volatility ranges	0.62-0.86	0.56-0.76	0.61
Dividend yields	—	—	—
Monte Carlo valuation model assumptions:
Risk-free interest rates ranges	1.65%-3.22%	4.6%	—
Weighted-average expected life range	2.04-7.94	5.22	—
Volatility ranges	64.77-81.41	0.61	—
Dividend yields	—	—	—
Binomial valuation model assumptions:
Risk-free interest rates ranges	1.66%-5.10%	4.60%-5.33%	4.46%-5.16%
Weighted-average expected life range	0.59-8.64	0.25-6.30	2.79-6.54
Volatility ranges	0.26-0.99	0.61-0.62	0.33-0.85
Dividend yields	—	—	—

        The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the respective stock option grant. The expected term is based on the Company's history of stock option

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

exercises. The dividend yield assumption reflects the expected dividend. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience.

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

Taxes on Income

        Deferred income taxes are determined utilizing the asset and liability method, based on the estimated future differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the assets will not be realized. See also note 13.

        Taxes that would apply in the event of disposal of investment in a subsidiary have not been taken into account when computing deferred taxes, as if the Company intended to hold this investment and has not realized it.

        As of January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits. As of March 31, 2008, the Company does not have any material unrecognized tax benefits.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and, as of March 31, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

        A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2004-2007
United States	2005-2007

        According to federal statute, the Company's United States tax returns for the years ended December 31, 2005, 2006 and 2007 remain open to examination by the Internal Revenue Service. Most state taxing authorities follow the federal statute of three years.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

Reclassifications

        Certain comparative figures have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which a company uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and (c) the effect of derivative instruments and related hedged items on a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact, if any, that adoption of SFAS 161 will have on its financial statements.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"), relating to the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 permits the extension, under certain circumstances, of the use of the simplified method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its consolidated financial statements.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which changes the accounting for business combinations. Under SFAS 141(R), an acquirer will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

        In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

        In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 will be effective for the Company during the fiscal year ending March 31, 2009. The Company is currently evaluating the impact that adoption of SFAS 159 would have on its consolidated financial statements.

        In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

1. General; Significant Accounting Policies (Continued)

for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Subsequent to the issuance of SFAS 157, FASB issued FASB Staff Positions 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 excludes, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually),to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 will have on its consolidated financial statements.

2. Short-Term Investments

        The fair value of available-for-sale securities are as follows:

	March 31, 2008	March 31, 2007	December 31, 2006
	Due in one year or less including money market
	(In thousands of U.S. $)
Corporate debts securities and municipal securities	—	$6,677	$10,930
Bank deposits	$718	343	342

	$718	$7,020	$11,272

        The Company recognizes an impairment charge when the decline in the fair values of these investments below their cost basis is deemed to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company recognized an other-than-temporary impairment in its available-for-sale securities of $0, $0 and $42,0000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company recognized realized gains (losses) of $0, $0 and $42,000

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

2. Short-Term Investments (Continued)

for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively.

	March 31, 2008			March 31, 2007			December 31, 2006
	Amortized cost	Unrealized holding losses	Estimated fair value market	Amortized cost	Unrealized holding losses	Estimated fair value market	Amortized cost	Unrealized holding losses	Estimated fair value market
	(In thousands of U.S. $)
Corporate debt securities and municipal securities	—	—	—	$6,678	$(1)	$6,677	$10,933	$(3)	$10,930
Bank deposits	$718	$—	$718	343	—	343	342	—	342

	$718	$—	$718	$7,021	$(1)	$7,020	$11,275	$(3)	$11,272

3. Inventory

        In accordance with its inventory evaluation policy and procedures, the Company recognized inventory and purchase commitment write-downs of $1,250,000, $0 and $514,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company took these write-downs to account of excess inventory resulting from a slower than expected sales cycle and the Company's increased focus on providing solutions to cable customers while ceasing sales efforts to wireless customers. The purchase commitment provision results from the Company's contractual obligation to order or build inventory in advance of anticipated sales.

        The Company charged the write-down to cost of revenues. Revenues in the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006 did not include any inventory previously written-down to $0. During the year ended December 31, 2006, the Company received reimbursement of $901,000 from its insurance company for inventory damaged in a flood in its Israeli facilities. For the year ended December 31, 2006, $710,000 of this reimbursement was recorded against "Cost of Revenues" and $191,000 as part of "General and administrative, net."

        Inventory was comprised of the following:

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Raw materials	—	$421	$395
Work in process	—	455	445
Finished goods	$2,001	1,444	1,522

	$2,001	$2,320	$2,362

        For information on the Company's policy regarding the write-down of inventory, see note 1.

4. Agreement with Arcadian Networks, Inc.—Related Party

        On March 31, 2006, the Company entered into an Equipment Purchase Agreement (the "ANI Agreement") with Arcadian Networks, Inc. ("ANI"). Davidi Gilo, the Company's chairman of the board

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

4. Agreement with Arcadian Networks, Inc.—Related Party (Continued)

of directors and former chief executive officer, is also the chairman of the board of directors of ANI and the sole member of the limited liability company that is the general partner of a major stockholder of ANI. Avraham Fischer, a director of the Company, is co-chief executive officer and a director of Clal Industries and Investments, Ltd., which invested $20,000,000 in ANI in August 2006. Goldman, Sachs & Co., an affiliate of a major stockholder in the Company and holder of the 2008 Goldman Note, is a stockholder of ANI.

        Pursuant to the ANI Agreement, the Company sold certain of its wireless solutions and services to ANI over a 10-year term. The ANI Agreement fixes the product prices for the first two years, after which time prices are subject to adjustment according to the amount of product purchased by ANI compared to specified forecasted purchase amounts.

        The ANI Agreement provided that the Company would distribute its products to ANI on an exclusive basis in the United States, Canada and the Gulf of Mexico to identified markets if: (a) ANI made two non-refundable payments of $4,000,000 during each of the first two years of the ANI Agreement; (b) ANI met specified annual minimum product purchase amounts; and (c) ANI's outstanding balances were below specified amounts. The Company received an initial purchase order for $10,000,000 on March 31, 2006 (related to products to be purchased in the first year of the ANI Agreement) and the first exclusivity payment of $4,000,000 on April 3, 2006, which satisfied ANI's requirements for exclusivity in the first year of the ANI Agreement. As of March 31, 2008, the Company does not expect to receive the second $4,000,000 exclusivity payment. In March 2008, the Company ceased operations related to its wireless business, including the termination of all employees dedicated to that business. The Company has entered into a leasing agreement with ANI for the rental of test equipment related to wireless solutions. Notwithstanding this leasing agreement, the Company continues to own all of our intellectual property, including patents and patent applications, related to its wireless solutions. The ANI Agreement was not terminated; therefore the Company continues to have limited involvement in the wireless business.

        The Company recognized revenue of $4,561,000, $161,000 and $6,721,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively, under the ANI Agreement. The revenue included income related to the exclusivity payment of $400,000, $100,000 and $300,000 respectively, and product maintenance of $306,000, $61,000 and $103,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company will recognize the exclusivity payments from ANI over the 10-year term of the ANI Agreement.

        As of March 31, 2008, ANI did not have an outstanding accounts receivable balance. The Company had deferred revenues from sales to ANI of $3,346,000 of which $400,000 is classified as "Current Liabilities" and $2,946,000 is classified as "Long-Term Liabilities" on the Balance Sheets. During the year ended March 31, 2008, a subsidiary of ANI reimbursed the Company $52,000 for general and administrative and research and development expenses.

5. Restricted Cash

        As security for the 2005 Syntek Note, the Company delivered a $5,000,000 irrevocable letter of credit. In connection with this letter of credit, the Company deposited $5,000,000 with the Israeli Bank and agreed to restrictions on withdrawal of this amount until the letter of credit is cancelled. See note 7. On April 14, 2008, Syntek drew upon the letter of credit for payment of the $5,000,000.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment, net

        Property and equipment consist of the following:

	Estimated useful life	March 31, 2008	March 31, 2007	December 31, 2006
		(In thousands of U.S. $)
Cost:
Machinery and equipment	2-5 years	$2,090	$4,005	$3,989
Computers	2-3 years	1,255	2,987	2,805
Furniture, fixtures and leasehold improvements	2-6 years	801	1,225	1,217
Vehicles	7 years	—	30	56

		4,146	8,247	8,067
Accumulated depreciation and amortization		(3,233)	(6,585)	(6,391)

Property and equipment, net		$913	$1,662	$1,676

        Depreciation and amortization expenses were $1,039,000 ($222,000 of which related to amortization in connection with the 2008 restructuring plan), $218,000, and $850,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively.

7. 2005 Syntek Note

        On June 30, 2004, the Company acquired all of the outstanding shares of Xtend, an Israeli privately-held company that was a development stage company at the time. As part of the purchase, the Company delivered a promissory note in the principal amount of $6,500,000 originally payable on March 31, 2007. The Company accounted for the original promissory note as contingent consideration since it was payable only if the Company was unable to meet certain key provisions. These key provisions were amended on December 16, 2005 as follows (the "2005 Syntek Note"):

  •
  the maturity date was extended by one year from March 31, 2007 to March 31, 2008;

  •
  the provision that would have allowed acceleration of the original promissory note if the sum of the Company's cash, cash equivalents, short-term investments and accounts receivables, net of short- and long-term debt, was less than $20,000,000 on December 31, 2005 or June 30, 2006 was waived; and

  •
  the 2005 Syntek Note would be cancelled if:

  (a)
  the Company's revenue (including that of all subsidiaries, except for newly-acquired businesses) equaled or exceeded $60,000,000 and gross margin equaled or exceeded 35%, for the year ended December 31, 2007; or

  (b)
  beginning on the first day that the Company's common stock closes at or above $18.00 per share and at any time thereafter, a sale by the holder of all of its Remaining Shares at an average sales price at or above $18.00 per share. "Remaining Shares" means those shares of the Company's common stock received by the holder in connection with the Xtend acquisition; or

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

7. 2005 Syntek Note (Continued)

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
    the receipt by the holder of a bona fide offer for the purchase of all of the Remaining Shares at an average sales price at or above $18.00 per share. A "bona fide" offer means a fully-funded and unconditional offer for purchase by a buyer who has provable and sufficient financial resources to purchase all of the Remaining Shares for cash within a commercially reasonable period of time from the date of offer, not to exceed 30 days.

        As security for the 2005 Syntek Note, the Company delivered a $5,000,000 irrevocable letter of credit, and deposited $5,000,000 with a bank and agreed to restrictions on withdrawal until the letter of credit is cancelled. The letter of credit would have been cancelled if, for 45 consecutive trading days, all of the following conditions exist: (a) the weighted average trading price of the Company's common stock was equal to or higher than $18.00 per share; (b) the average daily trading volume of the Company's common stock was higher than 150,000 shares per day; and (c) the holder was lawfully able to sell publicly in one transaction or in a series of transactions, during such 45 consecutive trading days, all of its shares of the Company's common stock without registration under the Securities Act of 1933, as amended.

        The Company determined that, as of the time of the amendment of the 2005 Syntek Note in December 2005 and immediately prior to its amendment, the contingency had been resolved and therefore the Company recorded $6,500,000 as additional consideration paid in the Xtend acquisition. This resulted in an increase to the intangible assets acquired. Following an impairment test performed on the intangible assets, the assets were immediately impaired. In addition, the Company estimated the fair value of the amended 2005 Syntek Note at $3,967,000 and recorded this amount in the Balance Sheets as a long-term liability under "Promissory note."

        The Company recorded $2,533,000, the difference between the value of the amended 2005 Syntek Note and the original promissory note, as "Gain Resulting from Amendment to Promissory Note" in the Consolidated Statements of Operations for the year ended December 31, 2005. In addition, the Company concluded that the contingent non-payment/cancellation feature that exists in the 2005 Syntek Note met the criteria in paragraph 12 of SFAS 133 and was considered an embedded derivative instrument. Accordingly, the contingent non-payment feature is subject to the accounting requirements of SFAS 133 whereby the contingent non-payment feature will be recorded at fair value at each reporting period with the adjustment to its fair value recorded in the Statements of Operations as "Financial Expenses." The Company has elected to present the embedded derivative on a combined basis with the 2005 Syntek Note due to the legal right of offset between the two features of the note. The Company recorded expenses of approximately $1,099,000, $323,000 and $1,111,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively, resulting from the adjustment of the embedded derivative to its fair value.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

7. 2005 Syntek Note (Continued)

        As of March 31, 2008, the Company did not satisfy any cancellation feature described and the amended 2005 Syntek Note of $6,500,000 was recorded in the Balance Sheets as "Current Liabilities" and became due and payable on such date.

        Subsequent to the year ending March 31, 2008, Syntek drew upon the letter of credit for $5,000,000 which decreased the outstanding principal on the 2005 Syntek Note to $1,500,000. The Company, by not redeeming the note on March 31, 2008, was in default and began accruing interest on the note. On June 13, 2008, the Company refinanced the remaining balance of the 2005 Syntek Note and paid the accrued interest. See note 17 for a description of the 2008 Financing.

8. Accrued Liabilities

        Accrued liabilities consist of the following:

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Withholding tax*	$535	$3,577	$3,321
Compensation and benefits	1,700	2,185	1,995
Royalties	963	950	940
Professional fees	390	322	361
Deferred rent	311	361	354
Interest payable to Goldman, Sachs & Co.	292	14	285
Warranty**	166	57	66
Deferred revenues	49	70	66
Other	548	604	489

	$4,954	$8,140	$7,877

*
In June 2007, the Company signed an agreement with its Israeli wholly-owned subsidiary to restructure its intercompany debt, whereby $77,139,000 previously classified as an intercompany loan was replaced and converted into a convertible capital note. The convertible capital note is convertible into ordinary shares of the wholly-owned subsidiary. Additionally, $17,062,000 of accrued interest on the loan was forgiven. Following the restructuring of debt and based on a ruling received from the Israeli tax authorities, management concluded that the likelihood of an exposure to withholding tax on the interest forgiven is now remote. As a result, the Company reversed its provision for withholding tax on the debt interest of $3,226,000 (at March 31, 2007), which had been provided for as a liability in the Company's financial statements. The reversal of the provision was recorded as income under "Income Taxes" in the Statements of Operations for the year ended March 31, 2008.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

8. Accrued Liabilities (Continued)

**
The changes in the warranty provisions are as follows:

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Balance at beginning of period	$57	$66	$104
Usage of warranty	(19)	—	(59)
Product warranty issued for new sales	229	23	177
Changes in accrual in respect of warranty periods ending	(101)	(32)	(156)

Balance at end the of period	$166	$57	$66

9. Liability for Employee Rights upon Retirement

        Israel.    Israeli labor laws and agreements require severance payments upon dismissal of an employee or upon termination of employment in other circumstances. The severance pay liability of the Company's Israeli subsidiaries, which reflects the undiscounted amount of the liability as if it were payable at each balance sheet date, is calculated based upon length of service and the latest monthly salary (one month's salary for each year worked). The Company's liability for severance pay required by Israeli law is covered by deposits with financial institutions and by accrual. The accrued severance pay liability is presented as a long-term liability and a short-term liability within "Accrued liabilities." The amounts funded are presented separately as "Employee rights upon retirement funded." For certain Israeli employees, the Company's liability is covered mainly by regular contributions to defined contribution plans which are not reflected in the balance sheets, since they are not under the Company's control and management.

        United States.    The Company's liability for severance pay includes severance for certain United States employees of $583,000, $666,000 and $516,000 as of March 31, 2008, March 31, 2007 and December 31, 2006, respectively. As of March 31, 2008, severance pay liability included $300,000 for Mr. Gilo, the Company's chairman of the board of directors and former chief executive officer.

        The amounts paid related to severance and severance expenses were:

	Year Month Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Amounts paid and contributed related to severance	$1,016	$1,037	$129

Severance expenses	$846	$1,451	$310

        The Company expects that payments relating to future benefits payable to employees upon retirement at normal retirement age in the next 10 years will not be material to the Company's business or results of operation. These payments are determined based on recent salary rates and do not include amounts that might be paid to employees who retire before their normal retirement age or

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

9. Liability for Employee Rights upon Retirement (Continued)

who retire after 2018. For information regarding severance expenses for the 2008 restructuring plan, see note 1a.

10. Financing

  2008 Financing

        For a description of the financing completed on June 13, 2008 resulting in new funding to the Company of $4,500,000, see note 17.

  2007 Financing

        On March 28, 2007, the Company issued the 2007 Goldman Note ($35,000,000 principal; 5% annual interest), initially convertible into 3,500,000 shares of the Company's common stock to Goldman, Sachs & Co., of which $17,500,000 was used to pay off in full the Company's outstanding $10,000,000 2006 Note and $7,500,000 2006 Note delivered in the 2006 Financing.

        The 2007 Goldman Note is convertible at the holder's option into shares of the Company's common stock at a conversion price of $10.00 per share, provided, that in no event may the holder own of record more than 14.8% of the outstanding shares of the Company's common stock. In the event of a Fundamental Transaction (as defined in the 2007 Goldman Note to include sales of the Company's assets and certain business combination transactions) the holder may, at its option, require the Company to redeem all or any portion of the 2007 Goldman Note at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and, subject to specified conditions, may be entitled to a cash "make-whole" premium, calculated in accordance with the terms of the 2007 Goldman Note.

        Under the Amended and Restated Registration Rights Agreement executed in connection with the 2007 Goldman Note, the Company is required to file a registration statement on Form S-3 registering the resale of the shares issuable upon conversion of the 2007 Goldman Note for an initial two-year period, subject to extension under specified circumstances.

        The Company accounted for the issuance of the 2007 Goldman Note (and the resulting repayment of the $10,000,000 2006 Note and the $7,500,000 2006 Note) as extinguishment of debt under EITF 96-19. As a result of the extinguishment of these notes, the Company recorded $3,263,000 in the Statements of Operations as "Financial Expenses" consisting of $2,231,000 of unamortized accretion and $1,032,000 of unamortized issuance expenses.

        In accordance with the provisions of EITF 96-19, the Company recorded the 2007 Goldman Note at its fair value, which is estimated at $35,000,000. The 2007 Financing resulted in estimated net proceeds to the Company of approximately $17,350,000, following payoff in full of the $10,000,000 2006 Note and the $7,500,000 2006 Note and payment of issuance expenses of approximately $150,000.

  2006 Financing

        In March 2006, the Company closed the private placement of $25,000,000 of common stock, the $10,000,000 2006 Note, the $7,500,000 2006 Note and warrants to purchase common stock to Goldman, Sachs & Co. In the 2006 Financing, the Company issued (a) 1,353,365 shares of common stock, (b) the $10,000,000 2006 Note ($10,000,000; 10% annual interest), (c) the $7,500,000 2006 Note ($7,500,000

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

10. Financing (Continued)

principal; 9.5% annual interest), and (d) warrants to purchase 298,617 shares of common stock. The transaction resulted in estimated net proceeds to the Company of approximately $23,400,000.

        The Company allocated the proceeds received in the 2006 Financing to the different instruments based on the relative fair value of each instrument as follows:

	Face value	Relative fair value
1,353,365 shares of common stock	$7,500,000	$8,260,000
$10,000,000 2006 Note	10,000,000	10,111,000
$7,500,000 2006 Note	7,500,000	4,830,000
Warrants to purchase 298,617 shares of common stock for $0.10 per share	—	1,799,000

Total gross proceeds received in 2006 Financing	$25,000,000	$25,000,000

        The estimated issuance costs of the 2006 Financing were approximately $1,993,000 including (a) a $1,210,000 payment and issuance of warrants to purchase 79,559 shares of the Company's common stock, at exercise prices ranging from $0.10 to $10.00 (at an estimated fair value of $366,000), to the Company's financial advisor and (b) approximately $417,000 for legal and other professional fees and costs. Of these estimated issuance costs, $806,000 and $385,000 were allocated to the $10,000,000 2006 Note and the $7,500,000 2006 Note, respectively. These costs were amortized based on the effective interest amortization method through the five-year term until maturity of the notes and recorded as interest expense, based on the effective interest method of amortization. The issuance costs described above were allocated to the different instruments based on their relative fair values.

        As noted above, the Company repaid in full the $10,000,000 2006 Note and the $7,500,000 2006 Note with proceeds from the 2007 Financing, and the unamortized accretion and unamortized issuance expenses were extinguished at that time.

        Following the 2006 Financing, Goldman, Sachs & Co. became a related party. See note 15.

11. Commitments and Contingent Liabilities

Operating Leases

        The Company leases its facilities and automobiles under cancelable and non-cancelable operating lease agreements. The Company leases its United States facilities in Georgia and Colorado and its Israeli facilities in Airport City near Tel Aviv. During March 2008, the Company was released from a lease obligation of approximately 25,500 square foot of its Israeli facilities, which originally ran until April 2011.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

        The future minimum rental payments on a fiscal year basis under the operating leases are as follows:

	March 31, 2008
	(In thousands of U.S. $)
2009	$718
2010	690
2011	648
2012	256

	$2,312	*

    *
    Includes $68,000 related to automobile leases.

        Rental expenses under all operating leases were $2,403,000, $495,000 and $2,087,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively.

Purchase Obligations

        As of March 31, 2008, the Company had purchase obligations of $2,425,000 which may become payable to the Company's suppliers at various times in the year ended March 31, 2009 and beyond.

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

        As of March 31, 2008, the Company repaid or accrued $1,400,000 of these grants. The maximum amount of contingent liability in respect of future royalties is $4,000,000 as of March 31, 2008. The royalty expenses for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, were $100,000, $8,000 and $10,000, respectively.

2005 Syntek Note

        As part of the Xtend acquisition, the Company issued the 2005 Syntek Note in the principal amount of $6,500,000, which was secured by the $5,000,000 letter of credit. Subsequent to the year

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

ended March 31, 2008, Syntek drew upon the letter of credit for $5,000,000 which resulted in an outstanding balance of $1,500,000. See note 7 and note 17.

Guarantees

        As of March 31, 2008, the Company issued guarantees of $410,000 which have been pledged by investments in banks and related to lease agreements.

12. Stockholders' Equity

Common Stock Reserved for Issuance

        As of March 31, 2008, the Company reserved 349,874 shares of common stock for issuance upon exercise of options and issuance of shares of restricted stock reserved under the Company's stock-based compensation plans.

Issuance of Common Stock under the Financing Agreement

        On March 23, 2006, in connection with the 2006 Financing, the Company issued 1,353,365 shares of common stock. See also note 10.

Warrants

        On March 23, 2006 in connection with the 2006 Financing, the Company issued warrants to purchase 298,617 shares of common stock at an exercise price of $0.10 per share. Goldman, Sachs & Co. exercised these warrants on March 24, 2006. In addition, the Company issued to its financial advisors warrants to purchase 79,559 shares of the Company's common stock, at exercise prices ranging from $0.10 to $10.00 (at an estimated fair value of $367,000). In December 2006, 2,240 of these warrants were exercised in a cashless exercise in which the Company issued 2,185 shares of common stock and returned 55 shares of common stock (which initially had been reserved for issuance) to its reserve of common stock authorized for issuance. A summary of warrants for the year ended March 31, 2008 (in thousands of United States dollars, except per share data):

        A summary of warrants for the year ended March 31, 2008:

	Number outstanding (in thousands)	Weighted average exercise price in dollars	Weighted average fair value in dollars
Warrants:
Granted	378	$1.47	$5.35
Exercised during 2006	(301)	$0.10

Balance at March 31, 2008	77	$6.83

Stock Option Plans

        The Company has the following stock option plans: the 1999 Employee and Consultant Equity Incentive Plan and the Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan (the "2000 Plan"). The Company's 1996 Equity Incentive Plan expired by its terms as of

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

February 3, 2006. The Company currently makes grants only from the 2000 Plan, which permits the grant of incentive stock options ("ISOs") to employees, nonstatutory stock options to employees, directors and consultants and stock options which comply with Israeli law if granted to persons who are subject to Israel income tax. The 2000 Plan also provides for the awards of restricted stock and stock bonuses.

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

        In March 2005, the Company granted its chairman of the board of directors and former chief executive officer and certain other employees 630,000 options to purchase shares of its common stock for $7.50 to $10.50 per share. The options vest and become exercisable if the closing price of the Company's common stock is at or above specified prices for 10 trading days out of any 30 consecutive trading days, so long as the optionee remains an employee of or consultant to the Company on the 10th day of the period. The options expire five years after the grant date, or, if earlier, 90 days after the optionee is no longer an employee of or consultant to the Company. In the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006 the Company recorded expenses of $422,000, $117,000 and $475,000, respectively, related to these stock options, including the expenses related to the repricing program as describe below.

        On March 21, 2007, the Company granted its new chief executive officer a stock option to purchase 600,000 shares of the Company's common stock subject to standard vesting for new employees: 25% vest at the one year anniversary of the grant with the remaining vesting in equal monthly installments for the next 36 months. The exercise price of the stock options is $6.31, the closing price of the Company's common stock on March 21, 2007. All of these options were included under the Company's repricing program as described below.

        On March 4, 2008, the Company approved a repricing program for the outstanding options that it had previously granted to all of its current employees, including executive officers and its chairman and vice chairman of the board of directors. The exercise price of options, all of which had been previously granted pursuant to the Company's Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan were repriced to $1.40 per share. All other terms of the options, including vesting schedules, term and expiration dates, remain unchanged as a result of the repricing.

        The repriced options had originally been issued with $3.35 to $8.43 per share option exercise prices, which prices reflected the then current market prices of the Company's common stock on the dates of the original grants. As a result of the repricing, the Company recorded $600,000 as stock-based compensation expenses.

        On March 5, 2008, the Company granted its chief executive officer 336,000 and other executive officers 560,000 options to purchase shares of its common stock for $1.37 per share. The options shall vest and become exercisable upon achievement of certain business milestones.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

Grant of Stock Options to Davidi Gilo

        On February 10, 2006, the Company's Compensation Committee granted Mr. Gilo options to purchase 900,000 shares of the Company's common stock. These options vest as follows:

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

        These options, which all outstanding, were included under the Company's repricing program as described above. The price targets of these options however were not reset to a lower stock price.

        Including the expenses related to the repricing program, the Company recorded stock-based compensation expenses of $57,000, $0 and $750,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively, related to the 300,000 options granted to Mr. Gilo that vested upon the closing of the 2006 Financing. The Company also recorded stock-based compensation expenses of $234,000, $62,000 and $199,000 for the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, in connection with the 600,000 stock options granted to Mr. Gilo which vest based on the closing price of the Company's common stock. These stock-based compensation expenses were determined based on the Monte Carlo valuation method. Of the aggregate 2,075,000 repriced options of Mr. Gilo, 1,000,000 options have vested.

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

        In July 2004, the Company granted a former Xtend employee 146,000 shares of restricted stock, of which 71,000 shares have vested. The remaining 75,000 shares were subject to vesting based on designated performance criteria which were not obtained. In the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year December 31, 2006, the Company did not record compensation expenses since it did not achieve the performance conditions related to the remaining restricted stock.

        A summary of stock option plans, shares of restricted stock and related information, under all of the Company's equity incentive plans for the years ended March 31, 2008 and December 31, 2006 and

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

the three-month transition period ended March 31, 2007 are as follows (in thousands of U.S. $, except per share data):

	Options/Shares available for Grants	Number outstanding	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2005	830	5,585	$5.35
Authorized	1,000	—	—
Grant*	(2,075)	2,075	5.26	$2.71
Exercised	—	(753)	3.47
Cancelled	844	(844)	6.37
Expired plan	(40)	—	—

Balance at December 31, 2006	559	6,063	$5.41
Authorized	1,000	—	—
Grant*	(1,130)	1,130	5.86	$2.65
Exercised	—	(278)	4.82
Cancelled	299	(299)	6.53

Balance at March 31, 2007	728	6,616	$5.46
Authorized	1,000	—	—
Grant*, **	(6,836)	6,836	2.47	$1.97
Exercised	—	(298)	3.56
Cancelled**	5,458	(5,458)	5.83

Balance at March 31, 2008	350	7,696	$2.61

*
Includes 227,500, 51,250 and 146,875 options granted to non-employee directors in the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, respectively, and an additional 250,000 options originally granted to the Company's vice chairman of the board of directors, who also serves as a consultant, during the three-month transition period ended March 31, 2007, were repriced under the Company repricing program on March 4, 2008.

**
Includes 4,071,469 stock options cancelled and granted as part of the repricing program.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

Stock Option Plans Details

        The following table summarizes information concerning outstanding and exercisable options under stock option plans as of March 31, 2008:

	Options outstanding				Options exercisable
Range of exercise prices	Number Outstanding	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Aggregate intrinsic value
(In U.S. $)	(In thousands)	(In U.S. $)	(In years)	(In U.S. $)	(In thousands of U.S. $)	(In U.S. $)	(In U.S. $)
Fixed Plans:
0.10	53	$0.10	2.67	16,275	53	$0.10	16,275
0.99-1.40	5,437	1.39	4.36	—	1,697	1.40	—
2.27-3.40	436	3.24	3.19	—	393	3.23	—
3.92-5.86	751	4.91	3.70	—	594	5.00	—
6.22-9.00	983	7.16	4.12	—	807	7.14	—
9.60-10.50	36	10.11	0.26	—	15	9.60	—

	7,696	$2.61	4.17	16,275	3,559	$3.52	16,275

        The number of options exercisable as of March 31, 2008, March 31, 2007 and December 31, 2006 was 3,559,000, 3,005,000 and 3,111,000, respectively.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's stock price of $0.41 as of March 31, 2008, less the weighted average exercise price per range. This presents the total amount receivable by the option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2008 was 52,500.

        The total intrinsic value of options exercised during the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006 was $691,000, $589,000 and 2,394,000 respectively.

        Expenses related to stock-based compensation are included in the following line items in the Statements of Operations:

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Cost of products sold	$32	$83	$18

Research and development	$440	$820	$130

Selling and marketing	$1,768	$1,543	$291

General and administrative	$2,863	$2,956	$447

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

U.S. Income Taxes

        Due to the Company's loss provision, there is no federal or material state income tax expense. Foreign withholding taxes of ($3,034,000), $250,000 and $802,000 have been provided and recorded in provision for income tax expenses for the year ended March 31, 2008, the three-month transition period March 31, 2007 and the year ended December 31, 2006 and, respectively.

        The tax provision for income taxes differs from the amounts computed by applying the combined rate of statutory federal income tax and state tax of approximately 40% to income before income taxes. The source and tax effects of the differences are as follows:

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
Current:
Federal	—	—	—
State	—	—	—
Foreign	$(3,034)	$802	$250

Total Current	$(3,034)	$802	$250

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total	$(3,034)	$802	$250

At statutory rate	$(11,210)	$(9,759)	$(3,668)
State taxes	(1,912)	(1,665)	(626)
Net operating losses not recognized	12,727	10,405	2,752
Non-deductible expenses related to debt restructuring	—	—	1,334
Promissory note	—	442	129
Non-deductible stock compensation	362	390	71
Foreign withholding taxes	(3,034)	802	250
Other	33	187	8

Total*	$(3,034)	$802	$250

    *
    see note 8 regarding withholding tax

        As of March 31, 2008, the Company had United States federal net operating loss carryforwards of approximately $94,148,000 which will expire between 2011 through 2028 and state net operating losses of approximately $75,046,000 which will expire between 2008 through 2018. The utilization of net operating loss carryforwards may be subject to substantial annual limitations if there has been a significant "change in ownership." Such a "change in ownership,"' as described in Section 382 of the

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

Internal Revenue Code, may substantially limit the Company's utilization of these net operating loss carryforwards.

Israeli Income Taxes

        As of March 31, 2008, the Company's Israeli subsidiaries have net operating loss carryforwards of approximately $110,000,000. The Israeli loss carryforwards have no expiration date.

        The Company's Israeli subsidiaries have been granted "approved enterprise"" status for several investment programs. These programs entitle these subsidiaries to tax exemption periods, ranging from two to six years, on undistributed earnings commencing in the year in which taxable income is attained as well as a reduced corporate tax rate of 10% to 25% (as opposed to the usual Israeli corporate tax rate of 27% for 2008) for the remaining term of the program on the program's proportionate share of income.

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

Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Deferred tax assets:
U.S. net operating loss carryforwards	$36,389	$22,813	$21,076
Foreign net operating loss carryforwards	27,500	24,250	24,000
Capital loss carryforward	6,166	6,166	6,166
Other	124	124	150
Depreciation	(129)	(149)	76
Reserves & Accruals	6,483	4,008	3,644

	76,533	57,212	55,112
Valuation allowance	(76,533)	(57,212)	(55,112)

Net deferred tax assets	—	—	—

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The valuation allowance increased by $19,322,000, $2,100,000 and $7,314,000 for the year ended March 31, 2008, the three-month transition ended March 31, 2007, and the year ended December 31, 2006, respectively. Approximately $1,337,000 of the valuation allowance is attributable to stock option deductions, the benefit of which will be credited to equity if and when realized.

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

        Loss before income taxes is composed of the following components for the:

	Year Ended,		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Losses before taxes in United States	$42,329	$14,577	$7,600
Losses (income) before taxes from continuing operations of Israeli subsidiaries	(9,356)	14,125	3,189

Total loss before taxes	$32,973	$28,702	$10,789

14. Financial Income (Expenses), Net

        Financial income (expenses), net is comprised of the following:

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Interest income	971	$1,214	$244
Foreign exchange differences	(97)	(73)	(4)
Other	(23)	(40)	5
Interest expenses for related party*	(1,751)	(1,322)	(438)
Accretion of 2005 Syntek Note Discount**	(1,099)	(1,111)	(323)
Accretion of 2007 Goldman Note and $10,000,0000 2006 Note and $7,500,000 2006 Note*	(30)	(359)	(3,392)

	$(2,029)	$(1,691)	$(3,918)

    *
    See note 10.

    **
    See note 7.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Parties

Transactions with Mr. Gilo

        During the year ended December 31, 2006, the Company (a) reimbursed entities related to Mr. Gilo, for general and administrative expenses, net of $43,000; (b) a related party, an entity controlled by Mr. Gilo, for general and administrative expenses of $58,000; and (c) recorded various general and administrative expenses in connection with several charters of an aircraft for business travel purposes, provided by an unaffiliated third party management company, of $27,000. The aircraft used in providing these services is leased by the same related party controlled by Mr. Gilo.

        The Company incurred no such expenses during the year ended March 31, 2008 and the three-month transition period ended March 31, 2007.

Other Related Party Transactions

        During the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, the Company paid legal and professional fees of $108,000, $61,000 and $133,000, respectively, for various professional and consulting services provided by a legal consulting firm under the control of Avraham Fisher, a stockholder and director of the Company. In addition, Mr. Fisher has a relationship with ANI as described in note 4.

        With respect to the amendment of the Syntek Promissory Note payable to a stockholder, see notes 5 and 7.

        With respect to the equipment purchase agreement with ANI, see note 4. During the year ended March 31, 2008, the Company was reimbursed by a subsidiary of ANI for general and administrative and research and development expenses of $52,000.

        With respect to the $10,000,000 2006 Note, the $7,500,000 2006 Note and the 2007 Goldman Note, see note 10. During the year ended March 31, 2008 and the three-month transition period ended March 31, 2007, the Company recorded interest expenses of $1,751,000 and $438,000, respectively related to the notes delivered in the 2007 financing. During the twelve months ended December 31, 2006 the Company recorded interest expenses of $1,322,000 related to the notes delivered in the 2006 financing.

        During the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, the Company recorded consulting fees and expenses of $372,000, $84,000 and $150,000, respectively, related to professional and consulting services provided by an executive search firm in which Margaret A. Bellville, a director of the Company, is a partner (in the year ended December 31, 2006, $63,000 of the listed expenses relate to a period before the director became a related party). This director also had a personal consulting agreement with the Company which expired in October 2007. In the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, Ms. Bellville received $14,000, $6,000 and $0, respectively.

        During the year ended March 31, 2008, the three-month transition period ended March 31, 2007 and the year ended December 31, 2006, the Company recorded consulting fees and expenses of $165,000 and $5,000 and $0, respectively, related to professional and consulting services provided by James A. Chiddix, vice chairman of the Company's board of directors.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Parties (Continued)

        Amounts due to or from related parties are as follows:

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Accounts receivable	—	—	$991

Current assets	$69	$3	$3

Debt issuance costs, net	$120	$150	$1,074

Accounts payable	$5	$2	$25

Accrued liabilities	$317	$44	$362

Deferred revenues (Current liabilities)	$400	$400	$400

Deferred revenues (Long-term liabilities)	$2,946	$3,279	$3,395

$7,500,000 2006 Note	—	—	$5,085

$10,000,000 2006 Note	$35,000	$35,000	$10,097

16. Operating Segments and Geographic Information

        Historically, the Company operated in two reportable operating segments which were strategic businesses differentiated by the nature of their products, activities and customers. As part of the Company's restructure plan, the Company ceased the marketing and support efforts for its wireless solutions segment in March 2008, and it has no current wireless operations. However, the Company still has limited involvement with this business as discussed in note 4.

        The cable solutions business enables MSOs and other customers to operate private HFC networks for communications to customers. The cable solutions segment represents the results of Xtend's operations, which were consolidated with the Company's operations beginning July 1, 2004, and provides infrastructure solutions that expand the bandwidth of cable television lines. During 2006, the Company began to focus substantially all of its efforts and internal resources on its cable solutions segment. The wireless solutions segment ceased sales and support efforts in March 2008. The Company no longer has any wireless operations.

        The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements. Segment losses reflect the loss from operations of the segment and do not include interest income (expenses), net, since this interest income (expenses) is not allocated to the segments.

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segments and Geographic Information (Continued)

        Financial data relating to reportable operating segments is as follows:

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Revenues from sales to unaffiliated customers from continuing operations in Cable Solutions and Wireless Solutions
Cable Solutions:
United States	$2,988	$1,084	$462
Rest of the world	59	—	—

	$3,047	$1,084	$462
Wireless Solutions:
United States, related party	4,561	6,721	$161
United States	—	148	—
Rest of the world	59	47	—

	4,620	6,916	161

Consolidated revenue	$7,667	$8,000	$623

Operating loss from continuing operations:
Cable Solutions	(22,951)	(15,386)	(5,605)
Wireless Solutions	(7,993)	(11,625)	(1,266)

Total consolidated operating loss from continuing operations	(30,944)	(27,011)	(6,871)
Gain resulting from amendment to
Financial income	971	1,214	244
Financial expenses	(3,000)	(2,905)	(4,162)
Income taxes	3,034	(802)	(250)

Loss from continuing operations	$(29,939)	$(29,504)	$(11,039)

        The following provides information on the Company's assets:

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Cash, cash equivalents and short-term investments	$6,021	$31,154	$18,688
Restricted cash	5,000	5,000	5,000
Debt issuance costs, net	120	150	1,074
Cable Solutions	4,434	3,370	3,139
Wireless Solutions	241	3,224	4,248

	$15,816	$42,898	$32,149

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segments and Geographic Information (Continued)

	Year Ended		Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Expenditures for long-lived assets:
Cable Solutions	$308	$845	$148
Wireless Solutions	52	96	58

	$360	$941	$206

Depreciation and amortization expenses:
Cable Solutions	$763	$552	$158
Wireless Solutions	276	298	60

	$1,039	$850	$218

        The following is a summary of operations within geographic areas, classified by the Company's country of domicile and by foreign countries:

	Year Ended
			Three-Month Transition Period Ended March 31, 2007
	March 31, 2008	December 31, 2006
	(In thousands of U.S. $)
Cable Solutions:
United States	$2,988	$1,084	$462
Rest of the world	59	—	—

	$3,047	$1,084	$462
Revenues from sales to unaffiliated customers from continuing operations in Cable Solutions and Wireless Solutions segments:
United States, related party	$4,561	$6,721	$161
United States	—	148	—
Rest of the world	59	47	—

	$4,620	$6,916	$161

	$7,667	$8,000	$623

	March 31, 2008	March 31, 2007	December 31, 2006
	(In thousands of U.S. $)
Property and equipment, net
Israel	$422	$1,020	$1,008
United States	491	642	668

	$913	$1,662	$1,676

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

16. Operating Segments and Geographic Information (Continued)

        Sales to major customers in the cable solutions and wireless solutions segments out of total revenues are as follows:

	Year Ended
	March 31, 2008	December 31, 2006	Three-Month Transition Period Ended March 31, 2007
Customer A (related party)	59%	84%	26%
Customer B	39%	13%	72%

        Sales to customer A were of the Company's wireless solutions. Customer B is an MSO.

17. Subsequent Events

  2005 Syntek Note

        The Company previously delivered a $5,000,000 letter of credit in connection with the 2005 Syntek Note. The amount of this letter of credit was reflected as "Restricted cash" on the Company's Balance Sheets. In accordance with the terms of the 2005 Syntek Note, on April 14, 2008, Syntek drew upon the letter of credit for payment of the $5,000,000. See note 5 and note 7 for a description of the restricted cash and the 2005 Syntek Note.

  2008 Financing

        On June 13, 2008, the Company received $4,500,000 of new funding after closing a financing of $41,000,000, which included $38,000,000 from Goldman and $3,000,000 from Syntek (the "2008 Financing"). In the 2008 Financing, the Company delivered to Goldman a $38,000,000 20% Senior Secured Convertible Note, payable on December 13, 2008 (the "2008 Goldman Note"), $35,000,000 of which the Company used to payoff the outstanding 2007 Goldman Note. The Company also delivered to Syntek a $3,000,000 20% Senior Secured Convertible Note, payable on December 13, 2008 (the "2008 Syntek Note"), $1,500,000 of which the Company used to payoff the 2005 Syntek Note. Following these payoffs, the Company's net proceeds were approximately $4,400,000. Concurrent with the 2008 Financing, the Company paid approximately $400,000 to Goldman and Syntek for accrued interest on the 2007 Goldman Note and the 2005 Syntek Note which resulted in approximately $4,000,000 of cash available for general corporate purposes. The Company's obligations under the 2008 Notes are guarantied by certain of its subsidiaries and secured by a security interest in substantially all of its assets of those of its subsidiaries.

        The 2008 Notes are convertible into shares of the Company's common stock as follows: (a) at the holder's option, if there occurs a Qualified Equity Investment (as defined in the 2008 Notes), at a price per share equal to the price per share paid for Equity Securities (as defined in the 2008 Notes) in such Qualified Equity Investment by investors unaffiliated with the Company; (b) at the holder's option, if there occurs a Non-Qualified Equity Investment (as defined in the 2008 Notes), at a price per share equal to 90% of the price per share paid for Equity Securities (as defined in the 2008 Notes) in such Non-Qualified Equity Investment by investors unaffiliated with the Company; and (c) at the holder's option at any time at an initial conversion price of $5 per share. In addition, a pro rata portion of the 2008 Syntek Note in the ratio of 35:1.5 will be automatically converted into shares of the Company's

Vyyo Inc.

Notes to Consolidated Financial Statements (Continued)

17. Subsequent Events (Continued)

common stock upon the conversion of all or any portion of the 2008 Goldman Note pursuant to the Qualified Equity Investment option or the Non-Qualified Equity Investment option.

        In the event of a Fundamental Transaction (as defined in the 2008 Notes to include sales of the Company's assets and certain business combination transactions), the holder may, at its option, require the Company to redeem all or any portion of the 2008 Notes at a price equal to 101% of the principal amount, plus all accrued and unpaid interest, if any, and subject to specified conditions, may be entitled to a cash "make-whole" premium, calculated in accordance with the terms of the 2008 Notes. In addition, a pro rata portion of the 2008 Syntek Note in the ratio of 1/2:1 will be automatically redeemed upon the redemption of all or any portion of the 2008 Goldman Note pursuant to the Fundamental Transaction option.

        Under the Amended and Restated Registration Rights Agreement executed in connection with the 2008 Notes, at any time after June 1, 2010, the Company must register and offer publicly all or any part of its securities owned by Goldman or Syntek if Goldman or Syntek demands such a registration and offer, subject to certain conditions. In addition, Goldman and Syntek have "piggyback" registration rights to include any of the Company's securities owned by them in a registered offering of our securities, subject to certain conditions.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Share Exchange Agreement dated as of June 30, 2004 by and among the Registrant, Xtend Cable Solutions Inc., Xtend Networks Ltd., and Shareholders of Xtend Networks Ltd. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
3.1
Fifth Amended and Restated Certificate of Incorporation. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 20, 2007, and incorporated herein by reference.
4.1	Reference is made to Exhibits 3.1, 3.2, 10.23, 10.30, 10.31, 10.32, 10.33, 10.36, 10.37, 10.39, 10.40, 10.41, 10.42, 10.43 and 10.45
10.1*	Form of Indemnification Agreement. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.
10.2*
Fourth Amended and Restated 2000 Employee and Consultant Equity Incentive Plan. Previously filed as an appendix to the Registrant's Schedule 14A for its annual meeting of stockholders held on May 10, 2007, and incorporated herein by reference.
10.3*
Employment Agreement with Davidi Gilo, dated as of February 10, 2006. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
10.4*
Amended and Restated Employment Agreement with Davidi Gilo, effective as of April 5, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 11, 2007, and incorporated herein by reference.
10.5*	Amended and Restated Employment Agreement with Davidi Gilo, effective as of February 1, 2008.
10.6*
Employment Agreement with Wayne H. Davis, dated as of March 21, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 26, 2007, and incorporated herein by reference.
10.7*
Employment Agreement of Robert K. Mills, effective as of August 1, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 17, 2007, and incorporated herein by reference.
10.8*
Employment Agreement of David Feldman, effective as of July 15, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 5, 2007, and incorporated herein by reference.
10.9*
Employment Agreement of Tashia L. Rivard, effective as of September 1, 2007. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.
10.10*
Employment Agreement of Walter J. Ungerer, effective as of September 1, 2007. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.
10.11*
Offer Letter of Avner Kol, effective as of November 1, 2005. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.12*	Separation Agreement and Release of Avner Kol, effective as of March 14, 2008.
10.13*	Consulting Agreement of Avner Kol.
10.14*	Separation Agreement and Release of Arik Levi, effective as of April 8, 2008.
10.15*
Consulting Agreement with James A. Chiddix, dated as of March 21, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 26, 2007, and incorporated herein by reference.
10.16*
Amended and Restated Consulting Agreement with James A. Chiddix, effective February 1, 2008. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 4, 2008, and incorporated herein by reference.
10.17*
Consulting Agreement with Margaret A. Bellville, dated as of November 13, 2006. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 16, 2006, and incorporated herein by reference.
10.18*
Separation Agreement and Release of Michael Corwin, effective as of January 27, 2006. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
10.19*
Separation Agreement and Release of Andrew Fradkin, effective as of February 25, 2006. Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
10.20*
Separation Agreement and Release of Amir Hochbaum, effective as of March 8, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 9, 2007, and incorporated herein by reference.
10.21*
Separation Agreement and Release of Gil Brosh, effective as of March 22, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 23, 2007, and incorporated herein by reference.
10.22	Indemnification Agreement among the Registrant and certain selling stockholders in connection with the September 2000 offering.
10.23
Amended Promissory Note made on December 16, 2005 to Syntek Capital AG. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 15, 2004, and incorporated herein by reference.
10.24
Office lease, dated November 4, 2004, by and between Vyyo Ltd. and Airport City Ltd. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 4, 2005, and incorporated herein by reference.
10.25
Office lease, dated November 2004, by and between Xtend Networks Inc. and Airport City Ltd. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 4, 2005, and incorporated herein by reference.
10.26
Lease Agreement dated December 2004, by and between Corners Realty Corporation and Xtend Networks Inc. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 21, 2005, and incorporated herein by reference.
10.27
First Amendment to Lease, dated July 17, 2006, by and between I&G Peachtree Corners, L.L.C. and Xtend Networks Inc. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.28
Guaranty of the Registrant, dated as of July 17, 2006. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.29
Agreement between the Registrant and Vyyo Ltd., effective as of June 29, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 6, 2007, and incorporated herein by reference.
10.30
Securities Purchase Agreement between the Registrant and Goldman, Sachs & Co., dated as of March 18, 2006. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.31
Form of $10,000,000 10% Convertible Note of Vyyo Inc. payable to Goldman, Sachs & Co. issued March 22, 2006. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.32
Form of $7,500,000 9.5% Senior Secured Note of Vyyo Inc. payable to Goldman, Sachs & Co. issued March 22, 2006. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.33
Guaranty and Security Agreement between the Registrant and Goldman, Sachs & Co., dated as of March 22, 2006. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.34
Registration Rights Agreement between the Registrant and Goldman, Sachs & Co., dated as of March 22, 2006. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 20, 2006, and incorporated herein by reference.
10.35**
Equipment Purchase Agreement between the Registrant and Arcadian Networks, Inc., dated March 31, 2006. Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10.36
Securities Purchase Agreement between the Registrant and Goldman, Sachs & Co., dated as of March 28, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.37
Form of $35,000,000 5% Convertible Note of the Registrant payable to Goldman, Sachs & Co. issued March 28, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.38
Amended and Restated Registration Rights Agreement between the Registrant and Goldman, Sachs & Co., dated as of March 28, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.39
Form of Amended and Restated Senior Secured Note, dated as of March 28, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.40
Form of Amended and Restated Convertible Note, dated as of March 27, 2007. Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 28, 2007, and incorporated herein by reference.
10.41	Securities Purchase Agreement between the Registrant, Goldman Sachs Investment Partners Master Fund, L.P. and Syntek Capital AG dated as of June 13, 2008.
10.42	Form of $38,000,000 20% Senior Secured Convertible Note of the Registrant payable to Goldman Sachs Investment Partners Master Fund, L.P. issued June 13, 2008.

10.43	Form of $3,000,000 20% Senior Secured Convertible Note of the Registrant payable to Syntek Capital AG issued June 13, 2008.
10.44	Amended and Restated Registration Rights Agreement between the Registrant, Goldman Sachs Investment Partners Master Fund, L.P. and Syntek Capital AG, dated as of June 13, 2008.
10.45	Guaranty and Security Agreement between the Registrant, Goldman Sachs Investment Partners Master Fund, L.P. and Syntek Capital AG, dated as of June 13, 2008.
14.1	Code of Conduct and Ethics. Previously filed as Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
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